Form 10-Q
period 2016-06-30
Pulse Biosciences, Inc.
filed 2016-08-10
CIK 1625101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

Form 10-Q

___________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30, 2016

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

___________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒

Number of shares outstanding of the issuer’s common stock as of July 31,  2016: 13,315,297

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PULSE BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands except par value amounts)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$20,214	$3,606
Investments	495	—
Prepaid expenses and other current assets	337	44
Deferred offering costs	—	347
Total current assets	21,046	3,997
Equipment, net of accumulated depreciation	344	329
Intangible assets, net of accumulated amortization	6,876	7,208
Goodwill	2,791	2,791
Total assets	$31,057	$14,325

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$333	$262
Accrued expenses	257	398
Total current liabilities	590	660

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized – 5,000 shares; issued and outstanding – none	—	—
Common stock, $0.001 par value: authorized – 45,000 shares; issued and outstanding – 13,315 shares and 7,565 shares at June 30, 2016 and December 31, 2015, respectively	13	8
Additional paid-in capital	37,484	16,745
Accumulated deficit	(7,030)	(3,088)
Total stockholders’ equity	30,467	13,665
Total liabilities and stockholders’ equity	$31,057	$14,325

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Revenue	$—	$—	$—	$—
Operating expenses:
General and administrative	642	243	1,170	399
Research and development	1,453	547	2,443	968
Amortization of intangible assets	166	166	332	332
Total operating expenses	2,261	956	3,945	1,699
Other income (expense):
Interest income	3	—	3	—
Total other income, net	3	—	3	—
Loss from operations, before income taxes	(2,258)	(956)	(3,942)	(1,699)
Income tax benefit	—	357	—	656
Net loss	$(2,258)	$(599)	$(3,942)	$(1,043)

Net loss per common share – basic and diluted	$(0.23)	$(0.08)	$(0.45)	$(0.14)
Weighted average number of common shares outstanding – basic and diluted	9,791	7,565	8,678	7,565

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six-Month Periods Ended
	June 30,
(in thousands)	2016	2015
Cash flows from operating activities:
Net loss	$(3,942)	$(1,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of equipment	46	20
Amortization of intangible assets	332	332
Stock-based compensation	389	161
Deferred income taxes	—	(656)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(293)	(25)
Deferred offering costs	(213)	—
Accounts payable	71	118
Accrued expenses	(141)	93
Deferred grant revenue	—	(39)
Net cash used in operating activities	(3,751)	(1,039)
Cash flows from investing activities:
Purchase of equipment	(61)	(34)
Purchase of investments	(495)	—
Net cash used in investing activities	(556)	(34)
Cash flows from financing activities:
Proceeds from issuance of common stock from initial public offering, net of issuance costs	20,915	—
Net cash provided by financing activities	20,915	—
Net increase (decrease) in cash	16,608	(1,073)
Cash and cash equivalents at beginning of period	3,606	7,009
Cash and cash equivalents at end of period	$20,214	$5,936

Supplemental disclosure of noncash investing and financing activities:
Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	560	—

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

Three and Six-month Periods Ended June 30, 2016 and 2015

(Unaudited)

In this report, “Pulse”, “Pulse Biosciences”, and the “Company” refer to Pulse Biosciences, Inc. and its wholly owned subsidiaries.

1.  Description of the Business

Pulse Biosciences, Inc. is a medical technology company developing a proprietary non-thermal tissue treatment platform based on Nano-Pulse Electro-Signaling, or NPES, for biomedical applications. The Company is currently conducting research and development activities in pursuit of multiple commercial applications of its technology, but has not yet commercialized or recognized revenue from any of its potential applications.

Pulse Biosciences, Inc. incorporated in Nevada on May 19, 2014 under the name Electroblate, Inc.  Electroblate, Inc. changed its name to Pulse Biosciences, Inc. effective December 8, 2015. The Company’s corporate office and research facility are located in Burlingame, California.

Initial Public Offering

On May 13, 2016, the Company’s registration statement on Form S-1 (File No. 333-208694), as amended (the “Registration Statement”), relating to its initial public offering (“IPO”) was declared effective by the Securities and Exchange Commission (“SEC”) and closed on May 23, 2016, whereby the Company sold 5,000,000 shares of common stock at a price of $4.00 per share. The shares began trading on the NASDAQ Capital Market under the trading symbol “PLSE” on May 18, 2016. On June 21, 2016, the underwriters exercised their overallotment option to purchase an additional 749,846 shares of common stock at $4.00 per share, which transaction closed on June 21, 2016. The Company received net proceeds of approximately $20.4 million from the initial public offering, including proceeds from the underwriter overallotment option, net of underwriting discounts, commissions, and offering costs.

2.  Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements (“Financial Statements”) have been prepared on a consistent basis with the Company’s December 31, 2015 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The Financial Statements have been prepared in accordance with the rules and regulations of the SEC and, as permitted by such rules and regulations, omit certain information and footnote disclosures necessary to present the financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Registration Statement. The results of operations for the six-month period ended June 30, 2016 are not necessarily indicative of the results to be expected for the entire year or any future periods.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. Estimates include, but are not limited to, the valuation of cash equivalents and investments, the valuation and recognition of share-based compensation, the useful lives assigned to long-lived assets and the computation provisions for income taxes. Actual results could differ materially from these estimates.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the six-month period ended June 30, 2016, as compared to the significant accounting policies described in the Registration Statement. The policies described below are not changes but are accounting policies adopted as they became applicable to the Company.

Fair Value of Financial Instruments

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis as of June 30, 2016 and December 31, 2015, respectively (in thousands):

		June 30, 2016				December 31, 2015
Assets	Classification	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$20,006	$—	$—	$20,006	$—	$—	$—	$—
Commercial paper	Investments	—	495	—	495	—	—	—	—
Total assets measured at fair value		$20,006	$495	$—	$20,501	$—	$—	$—	$—

The Company did not have any financial liabilities measured on a recurring basis as of June 30, 2016 or December 31, 2015.

The Company classifies its investments in money market funds within Level 1 of the fair value hierarchy because they are valued using bank balances or quoted market prices. The Company classifies its Level 2 instruments based on market pricing and other observable inputs. The Company did not classify any of its investments within Level 3 of the fair value hierarchy.

During the six-month period ended June 30, 2016, there were no transfers between Level 1, Level 2 or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Investments

The Company has designated all investments as available-for-sale and therefore, such investments are reported at fair value, with unrealized gains and losses recognized in accumulated other comprehensive income (loss) (“OCI”) in stockholders’ equity. The cost of marketable securities is adjusted for the amortization of premiums and discounts to expected maturity. Premium and discount amortization is included in other income, net.  Realized gains and losses, as well as interest income, on available-for-sale securities are also included in other income, net. Unrealized gain at June 30, 2016 was immaterial. The cost of securities sold is based on the specific identification method. The Company includes all of its available-for-sale securities in current assets.

All of the Company’s investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. Factors considered in determining whether a loss is temporary include the length of time and extent to which the investments fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security and whether or not the Company will be required to sell the security before the recovery of its amortized cost. During the six-month period ended June 30, 2016, the Company did not recognize any impairment charges on its investments as it is more likely than not that the Company will recover their amortized cost basis upon sale or maturity. The Company did not hold investment securities at any time during the prior year.

Recent Accounting Pronouncements

During May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued an update to defer the effective date of this update by one year. This updated standard becomes effective for the Company in the first quarter of fiscal year 2018, but allows the Company to adopt the standard one year earlier if it so chooses. In March 2016, the FASB issued updates to this guidance to clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued guidance to clarify aspects related to identifying performance obligations and the licensing implementation guidance. The Company has not yet selected a transition method and is evaluating the effect that the updated standard will have on its Financial Statements and related disclosures.

During February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). For lessees, leases will continue to be classified as either operating or financing in the income statement. This ASU becomes effective for the Company in the first quarter of fiscal year 2019 and early adoption is permitted. This ASU is required to be applied with a modified retrospective approach and requires application of the new standard at the beginning of the earliest comparative period presented. The Company generally does not finance purchases of equipment or other capital, but does lease its facilities. The Company is evaluating the effect that this ASU will have on its Financial Statements and related disclosures.

During March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-based Payment Accounting. This ASU simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU requires that excess tax benefits and deficiencies be recognized as income tax benefit or expense in the income statement. The Company currently plans to implement this ASU as required in the first quarter of fiscal year 2017. The Company is evaluating the effect that this ASU will have on its Financial Statements and related disclosures.

During June 2016, the FASB issued ASU 2016-13, Financial Instruments — Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for the Company beginning January 1, 2020 and the Company is currently evaluating the impact that ASU 2016-13 will have on its consolidated financial statements.

Net Loss per Share

The following outstanding common stock options and warrants to purchase common stock were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Six-Month Periods Ended
	June 30,
	2016	2015
Common stock warrants	874,610	299,625
Common stock options	1,020,568	390,883
Total	1,895,178	690,508

3.    Equipment

Equipment consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Laboratory equipment	$406	$356
Software	20	10
Furniture, fixtures, and equipment	21	20
	447	386
Less: Accumulated depreciation	(103)	(57)
	$344	$329

Depreciation expense was $24,000 and $10,000 for the three-month periods ended June 30, 2016 and 2015, respectively. Depreciation expense was $46,000 and $20,000 for the six-month periods ended June 30, 2016 and 2015, respectively.

4.   Intangible Assets

Intangible assets consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Acquired technology	$4,200	$4,200
License	3,785	3,785
	7,985	7,985
Less: Accumulated amortization	(1,109)	(777)
	$6,876	$7,208

5.   Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Compensation expense	$138	$34
Offering costs	10	240
Professional fees	109	84
Other	—	40
	$257	$398

6.  Stockholders’ Equity and Stock-Based Compensation

Equity Plans

As of June 30, 2016, the Company had one active equity compensation plan, the 2015 Stock Incentive Plan (the “2015 Plan”).

The following table summarizes stock option activity for the Company’s 2015 Plan for the six-month period ended June 30, 2016 (in thousands, except per share amounts):

Stock Options Outstanding
	Weighted	Weighted average
Number	average	remaining life
of shares	exercise price	(in years)

Balances — December 31, 2015	875	$3.51	7.77
Options granted	171	4.12
Options exercised	—	—
Options canceled	(6)	4.00
Options expired	(19)	2.67
Balances — June 30, 2016	1,021	$3.63	7.76
Exercisable	142

Stock-based Compensation

During the three-month period ended June 30, 2016, in connection with the closing of the Company’s initial public offering, the Company issued warrants as compensation to the underwriters of the Company’s initial public offering to purchase a total 574,985 shares of the Company’s Common Stock at a price of $5.00 per share. The warrants become exercisable 180 days after issuance and are exercisable for a period of five years. The value of the warrants totaled $1,443,000 valued at the date of grant using the Black-Scholes Option Pricing Model and was recorded as part of the costs of the initial public offering as additional paid-in capital.

Total stock-based compensation expense consisted of the following (in thousands):

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2016	2015	2016	2015
General and administrative	$147	$107	$295	$161
Research and development	49	—	94	—
Total stock-based compensation expense	$196	$107	$389	$161

The Company estimated the fair value of employee stock options on the grant date using the Black-Scholes option pricing model. The estimated fair value of employee stock options is amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following weighted average assumptions:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2016	2015	2016	2015
Expected term in years	6.1	3.6	6.1	3.6
Expected volatility	80%	89%	80%	89%
Risk-free interest rate	1.31%	1.18%	1.39%	0.94%
Dividend yield	—	—	—	—

7.   Research Grants and Agreements

Research Grants

The Company’s subsidiary, BioElectromed (“BEM”) was acquired by Pulse Biosciences, Inc. on November 6, 2014.   BEM had been funded by grants from the National Cancer Institute of the National Institutes of Health (the “NIH”), including grants from the NIH Small Business Innovation Research (“SBIR”) Program, to conduct research and develop devices that will provide health benefits utilizing bioelectric technology. At the time of acquisition, BEM had an active research grant under the SBIR Program for a project entitled “EndoPulse System for Endoscopic Ultrasound-Guided Therapy of Pancreatic Carcinoma”. The research project was scheduled to be completed on August 31, 2014, but was extended to August 31, 2015 and completed during the year ended December 31, 2015. During the six-month period ended June, 2015, the Company received research grant funding of $340,000 that was recorded as an offset to research and development expenses. The Company has not subsequently received additional grants.

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

During the three-month periods ended June 30, 2016 and 2015, the Company paid and incurred costs relating to the SRA equal to $250,000 and $245,000, respectively, relating to the amount agreed to during 2015. During the six-month periods ended June 30, 2016 and 2015, the Company paid and incurred costs relating to the SRA equal to $414,000 and $545,000, respectively.

8.   Related Party Transactions

MDB Capital Group, LLC (“MDB”) provides investment banking, executive recruiting and intellectual property management services to the Company. The Company’s Chairman, Robert Levande, is a Senior Managing Director of MDB.

During the three and six-month periods ended June 30, 2016, the Company incurred non-financing related expenses charged by MDB of $45,000 and $100,000, respectively, for services rendered with respect to intellectual property related services.

In connection with the initial public offering, the underwriting syndicate lead by MDB received $1,800,000 in underwriting discounts, $160,000 in unaccountable expense reimbursement and warrants valued in aggregate of $1,443,000.

Gary Schuman, the Chief Financial Officer of MDB served as the acting Chief Financial Officer of the Company and was compensated at a monthly rate of $4,000 from November 1, 2014 to December 31, 2015. Mr. Schuman’s compensation of $12,000 and $24,000 is reflected in general and administrative expenses for the three and six-month periods ended June 30, 2015.

At June 30, 2016 and December 31, 2015, $15,000 and $58,000, respectively, was included in accounts payable to MDB for patent related services and their expenses incurred relating to the Company’s planned IPO, which were recorded as offering costs in shareholders’ equity and deferred offering costs, respectively.

Information with respect to payments under the Company’s Sponsored Research Agreement with ODURF, a greater-than 10% shareholder, is described at Note 7.

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

Overview

Pulse Biosciences is a development-stage medical technology company using a novel and proprietary platform technology, Nano-Pulse Electro-Signaling, or NPES, for biomedical applications. Our corporate offices and research facilities are located in Burlingame, California.

Plan of Operation

We plan to create a leading market position as a medical technology company able to produce a drugless, localized, natural cell death by a process of cell signaling that induces a targeted adaptive immune stimulation response through the following key elements.

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

There have been no material changes to the critical accounting policies and estimates discussed in our Registration Statement on Form S-1, as amended, other than the policies noted below.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Investments

We have designated all investments as available-for-sale and therefore, such investments are reported at fair value, with unrealized gains and losses recognized in accumulated other comprehensive income (loss) in stockholders’ equity. The cost of marketable securities is adjusted for the amortization of premiums and discounts to expected maturity. Premium and discount amortization is included in other income, net.  Realized gains and losses, as well as interest income, on available-for-sale securities are also included in other income, net. The cost of securities sold is based on the specific identification method. We include all of our available-for-sale securities in current assets.

All of our investments are subject to a periodic impairment review. We recognize an impairment charge when a decline in the fair value of our investments below the cost basis is judged to be other-than-temporary. Factors considered in determining whether a loss is temporary include the length of time and extent to which the investments fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, extent of the loss related to credit of the issuer, the expected cash flows from the security, our intent to sell the security and whether or not we will be required to sell the security before the recovery of its amortized cost.

Results of Operations

Comparison of the three-month periods ended June 30, 2016 and 2015

Our condensed consolidated statements of operations as discussed herein are presented below:

	Three-Month Periods Ended
	June 30,
(in thousands)	2016	2015	$ Change
Revenue	$—	$—	$—
Operating expenses
General and administrative	642	243	399
Research and development	1,453	547	906
Amortization of intangible assets	166	166	—
Total operating expenses	2,261	956	1,305
Other income (expense):
Interest income	3	—	3
Total other income, net	3	—
Loss from operations, before income taxes	(2,258)	(956)	1,302
Income tax benefit	—	357	(357)
Net loss	$(2,258)	$(599)	$1,659

Overview

The operating results for the year ended December 31, 2015 reflect the first full year of operational activities and the increasing pace and expenditures of development activities involving our proprietary technology, including sponsored research costs, in combination with the establishment and expansion of general and administrative functions during the year. We expect both research and development and general and administrative expenses to increase during 2016 as compared to 2015 reflecting continuation and expansion of activities that commenced during 2015.

General and Administrative

General and administrative expenses for the three-month period ended June 30, 2016 increased by $399,000 compared to the same period in 2015 due primarily to $240,000 of increased compensation costs, $49,000 of increased professional services, $40,000 of increased stock-based compensation expense, $35,000 of increased supplies and $18,000 of increased travel costs. Compensation including stock-based compensation costs increased due to increased headcount. Professional services, supplies and travel costs increased primarily as a result of fees incurred in preparation for and operating as a public company not related to the financing. General and administration expenses are expected to increase substantially during 2016 reflecting the increasing operational activities that commenced in late 2015 and the anticipated additional costs of operating as a public company.

Research and Development

Research and development expenses for the three-month period ended June 30, 2016 increased by $906,000 compared to the same period in 2015 due primarily to $374,000 of increased lab supplies and equipment, $185,000 of increased consulting and outside services, $176,000 of increased compensation costs, $86,000 of increased sponsored research expenses, net of grant funding received during the period in 2015, and $49,000 of increased stock-based compensation expense. Lab supplies and equipment and consultant and outside services increased due to increased product development activities and the costs associated with manufacturing pre-production prototypes. Compensation including stock-based compensation costs increased due to increased headcount. Sponsored research expenses increased due primarily to research expenses incurred during the three-month period ended June 30, 2016 related to the sponsored research agreement entered into with Old Dominion University Research Foundation (“ODURF”) in March 2015.

Comparison of the six-month periods ended June 30, 2016 and 2015

	Six-Month Periods Ended
	June 30,
(in thousands)	2016	2015	$ Change
Revenue	$—	$—	$—
Operating expenses
General and administrative	1,170	399	771
Research and development	2,443	968	1,475
Amortization of intangible assets	332	332	—
Total operating expenses	3,945	1,699	2,246
Other income (expense):
Interest income	3	—	3
Total other income, net	3	—	3
Loss from operations, before income taxes	(3,942)	(1,699)	2,243
Income tax benefit	—	656	(656)
Net loss	$(3,942)	$(1,043)	$2,899

General and Administrative

General and administrative expenses for the six-month period ended June 30, 2016 increased by $771,000 compared to the same period in 2015 due primarily to $443,000 of increased compensation costs, $134,000 of increased stock-based compensation expense, $113,000 of increased professional services, $16,000 of increased facilities costs, $39,000 of increased supplies and $30,000 of increased travel costs. Compensation including stock-based compensation costs and facilities costs increased due to increased general and administrative headcount. Professional services, supplies and travel costs increased primarily as a result of fees incurred in preparation for and operating as a public company not related to the financing.

Research and Development

Research and development expenses for the six-month period ended June 30, 2016 increased by $1,475,000 compared to the same period in 2015 due primarily to $459,000 of increased prototype and development supplies, $338,000 of increased compensation costs, $320,000 of increased consulting and outside services, $207,000 of increased sponsored research expenses, net of grant funding received during the period in 2015 and $94,000 of increased stock-based compensation expense. Consultant and outside services and lab supplies and equipment increased due to increased product development activities and the costs associated with manufacturing pre-production prototypes. Compensation including stock-based compensation costs increased due to increased headcount. Sponsored research expenses increased due primarily to research expenses incurred during the six-month period ended June 30, 2016 related to the sponsored research agreement entered into with Old Dominion University Research Foundation (“ODURF”) in March 2015.

Liquidity and Capital Resources

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

In May and June 2016, we completed our initial public offering in which we received total net proceeds of $20.4 million, including proceeds from the underwriter overallotment option, net of underwriting discounts and commissions and offering costs.

Our condensed consolidated statements of cashflows as discussed herein are presented below:

	Six-Month Periods Ended
	June 30,
(in thousands)	2016	2015
Net cash used in operating activities	$(3,751)	$(1,039)
Net cash used in investing activities	$(556)	$(34)
Net cash provided by financing activities	$20,915	$—
Net increase (decrease) in cash	$16,608	$(1,073)

At June 30, 2016, we had cash and investments of $20.7 million. We believe that the net proceeds from our initial public offering, combined with our existing cash resources, will be sufficient to fund our projected operating requirements for at least the next 12 months. Until we are able to generate sustainable product revenues at profitable levels, we expect to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such additional funds may not be available on terms acceptable to us or at all, particularly in light of recent market conditions. If we raise funds by issuing equity securities, the ownership of our stockholders will be diluted and the new equity securities may have priority rights over our existing stockholders.

Operating Activities

During the six months ended June 30, 2016, we used cash of $3.8 million in operating activities. The difference between cash used in operating activities and net loss consisted primarily of depreciation and amortization and stock-based compensation, offset by increased accounts payable, accrued expenses and deferred offering costs.

During the six months ended June 30, 2015, we used cash of $1.0 million in operating activities. The difference between cash used in operating activities and net loss consisted primarily of depreciation and amortization and stock-based compensation, and a decrease in deferred tax liability.

Investing Activities

During the six months ended June 30, 2016, we used cash of $556,000 for investing activities for the purchase of investments and office and laboratory equipment.

During the six months ended June 30, 2015, we used cash of $34,000 for the purchase of office and laboratory equipment.

Financing Activities

During the six months ended June 30, 2016, cash provided from financing activities was $20.9 million due to the net proceeds received from our initial public offering, after deducting underwriting discounts and commissions and other offering costs.

We did not have any cash flows from financing activities during the six months ended June 30, 2015.

Contractual Obligations

There have been no material changes outside the ordinary course of our business in the contractual obligations disclosed in our Registration Statement on Form S-1, as amended.  We lease corporate offices and research facilities in Burlingame, California. In July 2016, our lease was amended to extend the term to March 31, 2017, at a monthly cost of approximately $19,000.

Off-Balance Sheet Arrangements

At June 30, 2016, we did not have any transactions, obligations or relationships that constitute off-balance sheet arrangements.

Trends, Events and Uncertainties

Research and development of new technologies are, by their nature, unpredictable. Although we undertake development efforts with commercially reasonable diligence, there can be no assurance that the net proceeds from our initial public offering in May and June 2016 will be sufficient to enable us to develop our technology to the extent needed to create future sales to sustain operations. If we do not have enough funds to sustain our operations, we will consider other options to continue our path to commercialization of NPES, including, but not limited to, additional financing through follow-on stock offerings, debt financings, or co-development agreements and /or other alternatives.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

Interest Rate and Market Risk

Our exposure to market risk is confined to our cash, cash equivalents and investments, all of which have maturities of less than three years. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio are not leveraged, are classified as available-for-sale, and are, due to their relatively short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a hypothetical 10% change in market interest rates would have any material negative impact on the value of our investment portfolio.

Foreign Exchange Risk

The majority of our expense and capital purchasing activities are transacted in U.S. dollars. We do not have any international operations. We may incur foreign exchange gains or losses in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported,  within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.

Changes in Internal Control over Financial Reporting

    There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Inherent Limitations on Effectiveness of Controls

    Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Risks Relating to Our Business

Since we have a limited operating history and have not commenced any revenue producing operations, it is difficult for potential investors to evaluate the future of our business.  We formed our corporation in May 2014 as a consolidation vehicle and acquired assets and licenses in our November 2014 business combinations. We are still in the development stage, and we have not yet commenced revenue-producing operations. To date, our operations on a consolidated basis have consisted of the continued development of our technologies and implementation of the early parts of our business plan. In addition, a high percentage of our expenses will continue to be fixed; accordingly, our losses may be greater than expected and our operating results may suffer. We may never achieve commercial success and continue to operate in the research and development stage, without having commercially launched any products.  We have limited historical financial data upon which we may base our projected revenue and base our planned operating expenses. Our limited operating history makes it difficult for potential investors to evaluate our technology or prospective operations and business prospects. As a development-stage company, we are subject to all the risks inherent in the initial organization, business development, financing, unexpected expenditures, and complications and delays that often occur in a new business. Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

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

We cannot assure you that we will generate revenue or become profitable in the future. We are a development-stage medical device company, and do not expect to generate any revenues until we successfully complete development of our PulseTx system and our first potential commercial devices and products and regulatory approval is obtained and/or commercialization commenced. Our technology is still in development and products are only proposed. We are incurring significant operating losses, and we cannot assure you that we will generate revenue or be profitable in the future. Our future products may never be approved or become commercially viable or accepted for use. Even if we find commercially viable applications for our technology, which may include licensing, we may never recover our research and development expenses.

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

We currently do not have, and may never develop, any FDA approved or commercialized products. We currently do not have any FDA or other jurisdiction approved products or any commercialized products. To date, we have invested a substantial amount of time and capital to research and develop the foundations of our technology and potential applications. For us to develop any products that might ultimately be commercialized, we will have to invest further time and capital in research and product development, medical and other regulatory compliance, and market development. Therefore, we may never develop any products that can be commercialized. All of our development efforts will require substantial additional investment, which may never result in any revenue. Our efforts may not lead to approved or commercially successful products for a number of reasons, including:

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. Management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company will be detected.

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

We agreed in the underwriting agreement for our May 2016 initial public offering to conduct a rights offering as a pre-condition to certain future offers and sales of our common stock, which may hinder our ability to raise capital during the term of the provision and because of the exceptions shareholders may not be offered the right to participate in future offerings. We agreed with one of the underwriters of our May 2016 initial public offering that for a period of up to five years after it is completed, the company will conduct offerings of its common stock so as to give the holders of its common stock the ability to participate through a rights offering. There are several exceptions to this obligation, including (i) stock dividends and splits, (ii) exercises and conversions of outstanding securities, (iii) equity awards under a stockholder approved plan which are authorized by the board of directors, (iv) merger, consolidation and combination transactions and business and asset acquisition transactions, (v) equity financings in any 12 month period that do not exceed both $2,500,000 in gross proceeds and 5% of the then issued and outstanding shares of common stock, and (vi) transactions which are approved by MDB Capital Group, LLC, one of the underwriters of the May 2016 offering. Should any one of these exceptions be applicable to an offering, the company would be able to proceed with the offering without first giving its current shareholders the right to participate.  Although a rights offering may provide to the current shareholders the opportunity to maintain their ownership percentage, it may slow an offering of common stock or securities related to common stock by the company. Rights offerings are typically held open for a period of 16 to 30 days, after the required corporate actions and documentation, including a registration statement, are completed, which may range from a few weeks to several months. Because a rights offering may not raise all the capital sought by a company, the company may have to structure the offering with over-subscription rights, standby purchasers, private placement agents and/or underwriters in order to sell the offered and any additional securities in order to obtain the sought amount of capital.

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

In addition, in connection with the November 2014 private placement, we have granted piggy-back and demand registration rights to the purchasers of common stock. These rights commence on the six-month anniversary of the completion of the May 2016 offering, when the lock-up with respect to these shares expires.

We have also granted piggy-back and demand registration rights to MDB Capital Group, LLC for the 299,625 shares of common stock underlying the warrant issued as compensation for the November 2014 private placement. These rights commence six months after the consummation of the May 2016 offering, subject to a six-month lock up.

In connection with the May 2016 initial public offering we granted seven-year piggy-back and five-year demand registration rights to the underwriters in respect to their underwriter warrants to acquire 574,985 shares. These rights commenced on May 17, 2016. The common shares underlying the underwriter warrants are subject to a six-month lock-up ending in November 2016.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

Warrants

During the six-month period ended June 30, 2016, in connection with the closing of our initial public offering, we issued warrants as compensation to the underwriters of our initial public offering to purchase a total 574,985 shares of our common stock at a price of $5.00 per share. The warrants become exercisable 180 days after issuance and are exercisable for a period of five years.

Stock Options

During the six-month period ended June 30, 2016, we issued 170,732 stock options at a weighted average exercise price of $4.12 under our 2015 Stock Incentive Plan which was adopted in August 2015.

(b)	Use of Proceeds from Public Offerings of Common Stock

    Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-208694), as amended, which was declared effective on May 13, 2016. Our initial public offering closed on May 23, 2016 and resulted in net proceeds of approximately $20.4 million, including proceeds from the underwriter overallotment option, net of underwriting discounts and commissions. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectuses filed with the SEC on May 17, 2016 pursuant to Rule 424(b). Pending the uses described, we have invested the net proceeds in short-term, investment-grade interest-bearing securities and obligations, such as money market accounts.

Item 3.    Default Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

    Our website address is www.pulsebiosciences.com, which we use as a channel of distribution for important company information. Important information, including press releases, analyst presentations and financial information regarding us, as well as corporate governance information, is routinely posted and accessible on the “Investor Relations” section of the website, which is accessible by clicking on the tab labeled “About Us - Investors” on our website home page. Information on or that can be accessed through our website is not part of this Quarterly Report on Form 10-Q, and the inclusion of our website address is an inactive textual reference only.

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

PULSE BIOSCIENCES, INC.

Date: August 10, 2016	By:	/s/ BRIAN B. DOW
Brian B. Dow
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Exhibit Description
10.1	Eighth Amendment to Lease Agreement – ARE-819/863 Mitten Road, LLC and the Registrant
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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