Form 10-Q
period 2016-09-30
Pulse Biosciences, Inc.
filed 2016-11-14
CIK 1625101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

Form 10-Q

___________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September  30, 2016

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Number of shares outstanding of the issuer’s common stock as of November 8,  2016: 13,315,297

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PULSE BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands except par value amounts)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$4,628	$3,606
Investments	14,085	—
Prepaid expenses and other current assets	294	44
Deferred offering costs	—	347
Total current assets	19,007	3,997
Equipment, net of accumulated depreciation	323	329
Intangible assets, net of accumulated amortization	6,709	7,208
Goodwill	2,791	2,791
Total assets	$28,830	$14,325

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$446	$262
Accrued expenses	521	398
Total current liabilities	967	660

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized – 5,000 shares; issued and outstanding – none	—	—
Common stock, $0.001 par value: authorized – 45,000 shares; issued and outstanding – 13,315 shares and 7,565 shares at September 30, 2016 and December 31, 2015, respectively	13	8
Additional paid-in capital	37,655	16,745
Accumulated comprehensive loss	(8)	—
Accumulated deficit	(9,797)	(3,088)
Total stockholders’ equity	27,863	13,665
Total liabilities and stockholders’ equity	$28,830	$14,325

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Revenue	$—	$—	$—	$—
Operating expenses:
General and administrative	893	408	2,063	807
Research and development	1,739	659	4,182	1,627
Amortization of intangible assets	166	167	499	499
Total operating expenses	2,798	1,234	6,744	2,933
Other income:
Interest income	31	—	35	—
Total other income	31	—	35	—
Loss from operations, before income taxes	(2,767)	(1,234)	(6,709)	(2,933)
Income tax benefit	—	483	—	1,139
Net loss	$(2,767)	$(751)	$(6,709)	$(1,794)

Net loss per common share – basic and diluted	$(0.21)	$(0.10)	$(0.66)	$(0.24)
Weighted average number of common shares outstanding – basic and diluted	13,315	7,565	10,235	7,565

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine-Month Periods Ended
	September 30,
(in thousands)	2016	2015
Cash flows from operating activities:
Net loss	$(6,709)	$(1,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of equipment	70	31
Amortization of intangible assets	499	499
Stock-based compensation	627	267
Net premium amortization on investments	3	—
Deferred income taxes	—	(1,139)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(250)	(19)
Deferred offering costs	(213)	(43)
Accounts payable	184	157
Accrued expenses	56	94
Deferred grant revenue	—	(40)
Net cash used in operating activities	(5,733)	(1,987)
Cash flows from investing activities:
Purchase of equipment	(64)	(73)
Purchase of investments	(14,096)	—
Net cash used in investing activities	(14,160)	(73)
Cash flows from financing activities:
Proceeds from issuance of common stock from initial public offering, net of issuance costs	20,915	—
Net cash provided by financing activities	20,915	—
Net increase (decrease) in cash	1,022	(2,060)
Cash and cash equivalents at beginning of period	3,606	7,009
Cash and cash equivalents at end of period	$4,628	$4,949

Supplemental disclosure of noncash investing and financing activities:
Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	$627	$—

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

Three and Nine-month Periods Ended September 30, 2016 and 2015

(Unaudited)

In this Quarterly  Report on Form 10-Q (this “Quarterly Report”), references to “Pulse,” “Pulse Biosciences,” “we,” “us,” “our” and the “Company” refer to Pulse Biosciences, Inc. and its wholly owned subsidiaries, unless expressly indicated or the context otherwise requires.

1.  Description of the Business

Pulse Biosciences, Inc. is a medical technologies company developing commercial clinical applications for its proprietary Nano-Pulse Stimulation (“NPS”) technology. NPS is a novel patented technology which leverages nano-second duration energy pulses that have demonstrated effective local tumor control and the initiation of an adaptive immune response in pre-clinical studies. The Company is pursuing a number of clinical applications for NPS, including human oncology, dermatology, aesthetics and other minimally invasive applications where NPS is believed to provide greater benefits compared to current therapies and treatments.

The Company is currently conducting research and development activities in pursuit of commercial applications for its NPS technology, but has not yet commercialized or recognized revenue from its technology.

The Company was incorporated in Nevada on May 19, 2014 under the name Electroblate, Inc.  Electroblate, Inc. changed its name to Pulse Biosciences, Inc. effective December 8, 2015. The Company’s corporate office and research facility are located in Burlingame, California.

Initial Public Offering

On May 13, 2016, the Company’s registration statement on Form S-1 (File No. 333-208694), as amended (the “Registration Statement”), relating to its initial public offering (“IPO”) was declared effective by the Securities and Exchange Commission (“SEC”) and closed on May 23, 2016, whereby the Company sold 5,000,000 shares of common stock at $4.00 per share. The shares began trading on the NASDAQ Capital Market under the trading symbol “PLSE” on May 18, 2016. On June 21, 2016, the underwriters exercised their overallotment option to purchase an additional 749,846 shares of the Company’s common stock at $4.00 per share, which transaction closed on June 21, 2016. The Company received net proceeds of approximately $20.3 million from the IPO, including proceeds from the exercise of the overallotment option granted to the underwriters, net of underwriting discounts and commissions and other offering costs.

2.  Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements (“Financial Statements”) have been prepared on a consistent basis with the Company’s December 31, 2015 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The Financial Statements have been prepared in accordance with the rules and regulations of the SEC and, as permitted by such rules and regulations, omit certain information and footnote disclosures necessary to present the financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Certain items in prior period financial statements have been reclassified to conform to current period presentation.

These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Registration Statement. The results of operations for the nine-month period ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire year or any future periods.

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the nine-month period ended September 30, 2016, as compared to the significant accounting policies described in the Registration Statement. The policies described below are not changes but are accounting policies adopted as they became applicable to the Company.

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

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis as of September 30, 2016 and December 31, 2015, respectively (in thousands):

		September 30, 2016				December 31, 2015
Assets	Classification	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$2,694	$—	$—	$2,694	$—	$—	$—	$—
Corporate bond	Cash and cash equivalents	—	850	—	850	—	—	—	—
Asset-backed security	Cash and cash equivalents	—	850	—	850	—	—	—	—
Corporate bonds	Investments	—	13,585	—	13,585	—	—	—	—
Asset-backed security	Investments	—	500	—	500	—	—	—	—
Total assets measured at fair value		$2,694	$15,785	$—	$18,479	$—	$—	$—	$—

The Company did not have any financial liabilities measured on a recurring basis as of September 30, 2016 or December 31, 2015.

During the nine-month period ended September 30, 2016, there were no transfers between Level 1, Level 2 or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

Cash, Cash Equivalents, Investments and Credit Risk

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and investments. The Company places its cash equivalents and investments with high credit quality financial institutions and, by policy, limits the amounts invested with any one financial institution or issuer. Deposits held with banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Investments

The Company has designated all investments as available-for-sale and therefore, such investments are reported at fair value, with unrealized gains and losses recognized in accumulated other comprehensive income (loss) (“OCI”) in stockholders’ equity. The cost of marketable securities is adjusted for the amortization of premiums and discounts to expected maturity. Premium and discount amortization is included in other income, net. Realized gains and losses, as well as interest income, on available-for-sale securities are also included in other income, net. Unrealized loss at September 30, 2016 was immaterial. The cost of securities sold is based on the specific identification method. The Company includes all of its available-for-sale securities in current assets.

All of the Company’s investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. Factors considered in determining whether a loss is temporary include the length of time and extent to which the investments fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security and whether or not the Company will be required to sell the security before the recovery of its amortized cost. During the nine-month period ended September 30, 2016, the Company did not recognize any impairment charges on its investments as it is more likely than not that the Company will recover their amortized cost basis upon sale or maturity. The Company did not hold investment securities at any time during the prior year.

Other Comprehensive Income/Loss

The Company’s other comprehensive loss is $8,000 for the three and nine-month periods ending September 30, 2016. The Company did not have other comprehensive income or loss in the prior year.

Recent Accounting Pronouncements

During May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued an update to defer the effective date of this update by one year. This updated standard becomes effective for the Company in the first quarter of fiscal year 2018, but allows the Company to adopt the standard one year earlier if it so chooses. In March 2016, the FASB issued updates to this guidance to clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued guidance to clarify aspects related to identifying performance obligations and the licensing implementation guidance. The Company has not yet selected a transition method and is evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

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

Net Loss per Share

The following outstanding common stock options and warrants to purchase common stock were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Nine-Month Periods Ended
	September 30,
	2016	2015
Common stock warrants	874,610	299,625
Common stock options	1,254,790	659,809
Total	2,129,400	959,434

3.    Equipment

Equipment consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Laboratory equipment	$406	$356
Software	20	10
Furniture, fixtures, and equipment	24	20
	450	386
Less: Accumulated depreciation	(127)	(57)
	$323	$329

Depreciation expense was $25,000 and $11,000 for the three-month periods ended September 30, 2016 and 2015, respectively. Depreciation expense was $70,000 and $31,000 for the nine-month periods ended September 30, 2016 and 2015, respectively.

4.   Intangible Assets

Intangible assets consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Acquired technology	$4,200	$4,200
License	3,785	3,785
	7,985	7,985
Less: Accumulated amortization	(1,276)	(777)
	$6,709	$7,208

5.   Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Compensation expense	$204	$34
Offering costs	10	240
Professional fees	307	84
Other	—	40
	$521	$398

6.  Stockholders’ Equity and Stock-Based Compensation

Equity Plans

As of September 30, 2016, the Company had one active equity compensation plan, the 2015 Stock Incentive Plan (the “2015 Plan”).

The following table summarizes stock option activity for the 2015 Plan for the nine-month period ended September 30, 2016 (in thousands, except per share amounts):

	Stock Options Outstanding
		Weighted	Weighted average
	Number	average	remaining life
	of shares	exercise price	(in years)
Balances — December 31, 2015	875	$3.51	7.77
Options granted	405	4.44
Options exercised	—	—
Options canceled	(6)	4.00
Options expired	(19)	2.68
Balances — September 30, 2016	1,255	$3.82	7.94
Exercisable	246

Stock-based Compensation

During the nine-month period ended September 30, 2016, in connection with the closing of the IPO, the Company issued warrants as compensation to the underwriters of the IPO to purchase a total 574,985 shares of the Company’s common stock at $5.00 per share. The warrants become exercisable 180 days after issuance and are exercisable for a period of five years. The value of the warrants totaled $1,443,000, valued at the date of grant using the Black-Scholes Option Pricing Model and was recorded as part of the costs of the IPO as additional paid-in capital.

Total stock-based compensation expense consisted of the following (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2016	2015	2016	2015
General and administrative	$183	$105	$478	$267
Research and development	55	—	149	—
Total stock-based compensation expense	$238	$105	$627	$267

The Company estimated the fair value of employee stock options on the grant date using the Black-Scholes option pricing model. The estimated fair value of employee stock options is amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following weighted average assumptions:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2016	2015	2016	2015
Expected term in years	6.1	6.1	6.1	4.5
Expected volatility	80%	89%	80%	89%
Risk-free interest rate	1.20%	1.60%	1.28%	1.17%
Dividend yield	—	—	—	—

7.   Research Grants and Agreements

Research Grants

The Company’s subsidiary, BioElectromed (“BEM”) was acquired by Pulse Biosciences, Inc. on November 6, 2014.    BEM had been funded by grants from the National Cancer Institute of the National Institutes of Health (the “NIH”), including grants from the NIH Small Business Innovation Research (“SBIR”) Program, to conduct research and develop devices that will provide health benefits utilizing bioelectric technology. At the time of acquisition, BEM had an active research grant under the SBIR Program for a project entitled “EndoPulse System for Endoscopic Ultrasound-Guided Therapy of Pancreatic Carcinoma.” The research project was completed during the year ended December 31, 2015. During the nine-month period ended September 30, 2015, the Company received research grant funding of $340,000 that was recorded as an offset to research and development expenses. The Company has not subsequently received additional grants.

Sponsored Research Agreement

The Company entered into a Sponsored Research Agreement (“SRA”) with the Old Dominion University Research Foundation (“ODURF”) during 2014 pursuant to which the Company sponsors research activities performed by ODURF’s Frank Reidy Center. ODURF is compensated by the Company for its conduct of each study in accordance with the budget and payment terms set forth in the applicable task order. During the first quarter of 2015, the Company agreed to sponsor $1.2 million in research during the subsequent 12-month period to be funded through monthly payments made upon ODURF certifying, to the Company’s reasonable satisfaction, that ODURF has met its obligations pursuant to the specified task order and statement of work. The principal investigator may transfer funds with the budget as needed without the Company’s approval so long as the obligations of ODURF under the task order and statement of work remain unchanged and unimpaired.  During April 2016, the Company agreed to sponsor additional research under the SRA from April 2016 to March 2017 totaling $1.0 million.

During the three-month periods ended September 30, 2016 and 2015, the Company paid and incurred costs relating to the SRA equal to $250,000 and $246,000, respectively, relating to the amount agreed to during 2015. During the nine-month periods ended September 30, 2016 and 2015, the Company paid and incurred costs relating to the SRA equal to $664,000 and $791,000, respectively.

8.   Related Party Transactions

MDB Capital Group, LLC (“MDB”) provides investment banking, executive recruiting and intellectual property management services to the Company. The Company’s Chairman, Robert Levande, is a Senior Managing Director of MDB.

During the three and nine-month periods ended September 30, 2016, the Company incurred non-financing related expenses charged by MDB of $0 and $100,000, respectively, for services rendered with respect to intellectual property related services.

In connection with the IPO, the underwriting syndicate led by MDB received $1,800,000 in underwriting discounts, $160,000 in unaccountable expense reimbursement and warrants valued in the aggregate of $1,443,000.

Gary Schuman, the Chief Financial Officer of MDB, served as the acting Chief Financial Officer of the Company and was compensated at a monthly rate of $4,000 from November 1, 2014 to December 31, 2015. Mr. Schuman’s compensation of $12,000 and $36,000 is reflected in general and administrative expenses for the three and nine-month periods ended September 30, 2015.

At September 30, 2016 and December 31, 2015, $0 and $58,000, respectively, was included in accounts payable to MDB for patent related services and their expenses incurred relating to the Company’s planned IPO, which were recorded as offering costs in stockholders’ equity and deferred offering costs, respectively.

Information with respect to payments under the Company’s SRA with ODURF, a greater-than 10% stockholder of the Company, is described in Note 7.

9.   Commitments and Contingencies

Operating Lease

The Company leases  corporate offices and research facilities in Burlingame, California. In July 2016, the Company’s lease was amended to extend the term to March 31, 2017, at a monthly cost of approximately $19,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included in this Quarterly Report and those in our Registration Statement on Form S-1, as amended. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our products, plans and strategy for our business and related financing, contains forward-looking statements that involve risks and uncertainties, including statements regarding our expected financial results in future periods. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. You should read the “Risk Factors” section of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We do not assume any obligation to update any forward-looking statements.

Overview

We are a medical technologies company developing commercial clinical applications for proprietary Nano-Pulse Stimulation (“NPS”) technology.  NPS is a novel patented technology which leverages nano-second duration energy pulses that have demonstrated effective local tumor control and the initiation of an adaptive immune response in pre-clinical studies. We are pursuing a number clinical applications for NPS, including human oncology, dermatology, aesthetics and other minimally invasive applications where NPS is believed to provide greater benefits compared to current therapies and treatments. We are currently conducting research and development activities in pursuit of commercial applications for our NPS technology, but have not yet commercialized or recognized revenue from our technology. Our corporate office and research facility are located in Burlingame, California.

Plan of Operation

We plan to create a leading market position as a medical technology company that is able to produce a drugless, localized cell death by a process of cell signaling that induces a targeted adaptive immune stimulation response through the following key elements:

•

Improving our technology by continuing our research and product development efforts. We expect to develop different devices to target different treatments that will leverage the novel treatments offered by our technology platform.

•

Further explore and understand the benefits of NPS with the objective of broadening the currently-identified cosmetic and therapeutic applications and identifying new applications. We anticipate that the clinical studies will enable us to recognize the advantages and efficacy of our technology for certain unmet medical needs and to identify new applications.

•

Continuing to protect and dominate the intellectual property landscape with respect to NPS technology, which we expect will increase our ability to deter competitors and position our company for favorable licensing and partnering opportunities.

•

Partnering with medical or biomedical device companies for certain applications which we anticipate may accelerate product acceptance into target market areas and allow us to gain the sales and marketing advantages of the distribution infrastructure.

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

Cash, Cash Equivalents, Investments and Credit Risk

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents and investments. We place our cash equivalents and investments with high credit quality financial institutions and, by policy, limit the amounts invested with any one financial institution or issuer. Deposits held with banks may exceed the amount of insurance provided on such deposits. We have not experienced any losses on its deposits of cash and cash equivalents.

Investments

We have designated all investments as available-for-sale and therefore, such investments are reported at fair value, with unrealized gains and losses recognized in accumulated other comprehensive income (loss) in stockholders’ equity. The cost of marketable securities is adjusted for the amortization of premiums and discounts to expected maturity. Premium and discount amortization is included in other income.  Realized gains and losses, as well as interest income, on available-for-sale securities are also included in other income. The cost of securities sold is based on the specific identification method. We include all of our available-for-sale securities in current assets.

All of our investments are subject to a periodic impairment review. We recognize an impairment charge when a decline in the fair value of our investments below the cost basis is judged to be other-than-temporary. Factors considered in determining whether a loss is temporary include the length of time and extent to which the investment’s fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, extent of the loss related to credit of the issuer, the expected cash flows from the security, our intent to sell the security and whether or not we will be required to sell the security before the recovery of its amortized cost.

Results of Operations

Comparison of the three-month periods ended September 30, 2016 and 2015

Our condensed consolidated statements of operations as discussed herein are presented below:

	Three-Month Periods Ended
	September 30,
(in thousands)	2016	2015	$ Change
Revenue	$—	$—	$—
Operating expenses:
General and administrative	893	408	485
Research and development	1,739	659	1,080
Amortization of intangible assets	166	167	(1)
Total operating expenses	2,798	1,234	1,564
Other income:
Interest income	31	—	31
Total other income	31	—	31
Loss from operations, before income taxes	(2,767)	(1,234)	1,533
Income tax benefit	—	483	(483)
Net loss	$(2,767)	$(751)	$2,016

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

General and Administrative

General and administrative expenses for the three-month period ended September 30, 2016 increased by $485,000 compared to the same period in 2015 due primarily to $265,000 of increased compensation costs, $102,000 of increased insurance costs, $78,000 of increased stock-based compensation expense, $21,000 of increased supplies and $13,000 of increased travel costs. Compensation, including stock-based compensation costs, increased due to increased headcount. Insurance, supplies and travel costs increased primarily as a result of fees incurred as part of operating as a public company. General and administrative expenses are expected to increase substantially during 2016 reflecting the increasing operational activities that commenced during 2015 and the additional costs of operating as a public company.

Research and Development

Research and development expenses for the three-month period ended September 30, 2016 increased by $1,080,000   compared to the same period in 2015 due primarily to $397,000 of increased consulting and outside services, $284,000 of increased compensation costs, $186,000 of increased lab supplies and equipment, $130,000 of increased intellectual property-related legal costs, $55,000 of increased stock-based compensation expense and $13,000 of increased travel costs. Consultant and outside services and lab supplies and equipment costs increased due to increased product development activities and the costs associated with manufacturing pre-production prototypes. Intellectual property-related legal costs and travel costs also increased as a result of our ongoing research and development. Compensation, including stock-based compensation costs, increased due to increased headcount. Research and development expenses are expected to increase substantially during 2016 compared to 2015, reflecting the increasing operational activities that commenced during 2015.

Comparison of the nine-month periods ended September 30, 2016 and 2015

	Nine-Month Periods Ended
	September 30,
(in thousands)	2016	2015	$ Change
Revenue	$—	$—	$—
Operating expenses:
General and administrative	2,063	807	1,256
Research and development	4,182	1,627	2,555
Amortization of intangible assets	499	499	—
Total operating expenses	6,744	2,933	3,811
Other income:
Interest income	35	—	35
Total other income	35	—	35
Loss from operations, before income taxes	(6,709)	(2,933)	3,776
Income tax benefit	—	1,139	(1,139)
Net loss	$(6,709)	$(1,794)	$4,915

General and Administrative

General and administrative expenses for the nine-month period ended September 30, 2016 increased by $1,256,000 compared to the same period in 2015 due primarily to $709,000 of increased compensation costs, $211,000 of increased stock-based compensation expense, $141,000 of increased insurance costs, $73,000 of increased professional and consulting services, $60,000 of increased supplies and $44,000 of increased travel costs. Compensation, including stock-based compensation costs and facilities costs, increased due to increased headcount. Insurance, supplies, professional and consulting services and travel costs increased primarily as a result of fees incurred in preparation for and operating as a public company.

Research and Development

Research and development expenses for the nine-month period ended September 30, 2016 increased by $2,555,000 compared to the same period in 2015 due primarily to $755,000 of increased consulting and outside services, $647,000 of increased prototype and development supplies, $621,000 of increased compensation costs, $211,000 of increased sponsored research expenses, net of grant funding received during the period in 2015, $149,000 of increased stock-based compensation expense, $86,000 of increased intellectual property-related legal costs, $33,000 of increased depreciation expense and $26,000 of increased travel costs. Consultant and outside services and lab supplies and equipment increased due to increased product development activities and the costs associated with manufacturing pre-production prototypes. Compensation, including stock-based compensation costs, increased due to increased headcount. Sponsored research expenses increased due primarily to research expenses incurred during the nine-month period ended September 30, 2016 related to the sponsored research agreement entered into with Old Dominion University Research Foundation (“ODURF”) in March 2015. Intellectual property-related legal costs and travel costs increased as a result of ongoing research and development. Depreciation expense increased as a result of lab equipment purchased and used for research and development purposes.

Liquidity and Capital Resources

To date, we have not generated any revenues from product sales, and management does not expect to generate revenues from product sales for the next few years. Since our inception, funding for our business plan has been provided from the issuance of equity securities and grants from governmental agencies. Over the next few years, we intend to invest in research and development to develop commercially viable products and to assess the feasibility of potential future products. Additionally, we expect that our general and administrative expenses will increase as we incur substantial incremental costs associated with being a public company.

In May and June 2016, we completed our initial public offering from which we received total net proceeds of $20.3 million, including proceeds from the exercise of the overallotment option granted to the underwriters, net of underwriting discounts and commissions and other offering costs.

Our condensed consolidated statements of cash flows as discussed herein are presented below:

	Nine-Month Periods Ended
	September 30,
(in thousands)	2016	2015
Net cash used in operating activities	$(5,733)	$(1,987)
Net cash used in investing activities	$(14,160)	$(73)
Net cash provided by financing activities	$20,915	$—
Net increase (decrease) in cash	$1,022	$(2,060)

At September 30, 2016, we had cash, cash equivalents and investments of $18.7 million. We believe that the net proceeds from our initial public offering, combined with our existing cash resources, will be sufficient to fund our projected operating requirements for at least the next 12 months. These expectations are based on our current operating and financing plans which are subject to change. Until we are able to generate sustainable product revenues at profitable levels, we expect to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such additional funds may not be available on terms acceptable to us or at all, particularly in light of recent market conditions. If we raise funds by issuing equity securities, the ownership of our stockholders will be diluted and the holders of new equity securities may have priority rights over our existing stockholders.

Operating Activities

During the nine months ended September 30, 2016, we used cash of $5.7 million in operating activities. The difference between cash used in operating activities and net loss consisted primarily of depreciation and amortization and stock-based compensation, offset by increased prepaid expenses and other current assets and deferred offering costs and increased accounts payable.

During the nine months ended September 30, 2015, we used cash of $2.0 million in operating activities. The difference between cash used in operating activities and net loss consisted primarily of depreciation and amortization and stock-based compensation, and a decrease in deferred tax liability.

Investing Activities

During the nine months ended September 30, 2016, we used cash of $14.2 million for investing activities for the purchase of investments and office and laboratory equipment.

During the nine months ended September 30, 2015, we used cash of $73,000 for the purchase of office and laboratory equipment.

Financing Activities

During the nine months ended September 30, 2016, cash provided from financing activities was $20.9 million due to the net proceeds received from our initial public offering, after deducting underwriting discounts and commissions and other offering costs.

We did not have any cash flows from financing activities during the nine months ended September 30, 2015.

Contractual Obligations

There have been no material changes outside the ordinary course of our business to the contractual obligations disclosed in our Registration Statement. We lease corporate offices and research facilities in Burlingame, California. In July 2016, our lease was amended to extend the term to March 31, 2017, at a monthly cost of approximately $19,000.

Off-Balance Sheet Arrangements

At September 30, 2016, we did not have any transactions, obligations or relationships that constitute off-balance sheet arrangements.

Trends, Events and Uncertainties

Research and development of new technologies are, by their nature, unpredictable. Although we undertake development efforts with commercially reasonable diligence, there can be no assurance that the net proceeds from our initial public offering in May and June 2016 will be sufficient to enable us to develop our technology to the extent needed to generate future sales to sustain our operations. If we do not have enough funds to sustain our operations, we will consider other options to continue our path to commercialization of NPS, including, but not limited to, additional financing through follow-on stock offerings, debt financings, or co-development agreements and /or other alternatives.

We cannot assure investors that our technology will be adopted or that we will ever achieve sustainable revenues sufficient to support our operations. Even if we are able to generate revenues, there can be no assurances that we will be able to achieve profitability or positive operating cash flows. There can be no assurances that we will be able to secure additional financing in the future, if necessary, on acceptable terms or at all. If cash resources are insufficient to satisfy our ongoing cash needs, we would be required to scale back or discontinue our technology and product development programs, or obtain funds, if available, although there can be no assurances, through the sale, licensing or strategic alliances that could require us to relinquish rights to our technology and intellectual property, or to curtail, suspend or discontinue our operations entirely.

Other than as discussed above and elsewhere in this Quarterly Report, we are not currently aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition in the near term, although it is possible that new trends or events may develop in the future that could have a material effect on our financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

Interest Rate and Market Risk

Our exposure to market risk is confined to our cash, cash equivalents and investments, all of which have maturities of less than three years. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of our cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio are not leveraged, are classified as available-for-sale, and are, due to their relatively short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a hypothetical 10% change in market interest rates would have any material negative impact on the value of our investment portfolio.

Foreign Exchange Risk

The majority of our expense and capital purchasing activities are transacted in U.S. dollars. We do not have any international operations. We may incur foreign exchange gains or losses in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2016 our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

 PART II. OTHER INFORMATION

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

Our efforts may never demonstrate the feasibility of our technology. Our research and development efforts remain subject to all of the risks associated with the development of new devices and treatment modalities and related products based on the emergence of sub-microsecond electric field technology. Nano-Pulse Stimulation, or NPS, technology for biomedical applications is not yet fully developed. Development of the underlying technology, including the development of the PulseTx system, may be affected by unanticipated technical or other problems, among other development and research issues, and the possible insufficiency of funds needed in order to complete development of these products or devices. Safety, regulatory and efficacy issues, clinical hurdles or challenges also may result in delays and cause us to incur additional expenses that will increase our need for capital and result in additional losses. If we cannot complete, or if we experience significant delays in developing our medical devices or products for use in potential commercial applications, particularly after incurring significant expenditures, our business may fail and investors may lose the entirety of their investment.

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

We currently do not have, and may never develop, any FDA approved or commercialized products. We currently do not have any FDA or other jurisdiction approved products or any commercialized products. To date, we have invested a substantial amount of time and capital to research and develop the foundations of our technology and potential applications. For us to develop any products that might ultimately be commercialized, we will have to invest further time and capital in research and product development, medical and other regulatory compliance, and market development. Therefore, we may never develop any products that can be commercialized. All of our development efforts will require substantial additional investment, which may never result in any revenue. Our efforts may not lead to approved or commercially successful products for a number of reasons, including:

•	we may not be able to complete the science and develop any potential products for NPS;
•	we may not be able to obtain regulatory approvals for our proposed products, or the approved indications may be narrower than we seek;
•	we may experience delays in our development program, clinical trials and the regulatory approval process;
•	our NPS technology may not prove to be safe and effective in clinical trials;
•	physicians may not receive any reimbursement from third-party payers, or the level of reimbursement may be insufficient to support widespread adoption of any of our products;
•	any products that are approved may not be accepted in the marketplace by physicians or patients;
•	we may not be able to manufacture our products in commercial quantities or at an acceptable cost; and
•	rapid technological change or the appearance of a new competitive technology may make our technology and products obsolete.

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

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members. As a public company, we will incur accounting, legal, director and officer liability insurance and other expenses that are generally greater than those applicable to a private company. Generally these costs will be associated with meeting our disclosure requirements to our stockholders and will be associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, and the rules and regulations of the SEC for public reporting companies and The NASDAQ Stock Market. We expect these rules and regulations also to make some activities more time-consuming and costly. Furthermore, these and future rules and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. We are currently evaluating and monitoring developments with respect to these rules and regulations, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

If we fail to comply with our obligations in the agreements under which we license development or commercialization rights to products or technology from third-parties, we could lose license rights that are important to our business. We hold licenses from ODURF and EVMS and from AMI-USC to intellectual property relating to the sub-microsecond electric field technology, as well as applicator design and configuration, and pulse generators in addition to the intellectual property that we own for these things. For the continuance of the license with ODURF and EVMS, Pulse Biosciences needs to commence pursuing one or more applications with the FDA by December 15, 2018 and continue to comply with the various obligations set forth in the license. If we fail to meet these obligations, the licensor will have the right to terminate the applicable license or modify certain terms of the license agreement.

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

We agreed in the underwriting agreement for our May 2016 initial public offering to conduct a rights offering as a pre-condition to certain future offers and sales of our common stock, which may hinder our ability to raise capital during the term of the provision and because of the exceptions stockholders may not be offered the right to participate in future offerings. We agreed with one of the underwriters of our May 2016 initial public offering that for a period of up to five years after it is completed, the company will conduct offerings of its common stock so as to give the holders of its common stock the ability to participate through a rights offering. There are several exceptions to this obligation, including (i) stock dividends and splits, (ii) exercises and conversions of outstanding securities, (iii) equity awards under a stockholder approved plan which are authorized by the board of directors, (iv) merger, consolidation and combination transactions and business and asset acquisition transactions, (v) equity financings in any 12 month period that do not exceed both $2,500,000 in gross proceeds and 5% of the then issued and outstanding shares of common stock, and (vi) transactions which are approved by MDB Capital Group, LLC, one of the underwriters of the May 2016 offering. Should any one of these exceptions be applicable to an offering, the company would be able to proceed with the offering without first giving its current stockholders the right to participate. Although a rights offering may provide to the current stockholders the opportunity to maintain their ownership percentage, it may slow an offering of common stock or securities related to common stock by the company. Rights offerings are typically held open for a period of 16 to 30 days, after the required corporate actions and documentation, including a registration statement, are completed, which may range from a few weeks to several months. Because a rights offering may not raise all the capital sought by a company, the company may have to structure the offering with over-subscription rights, standby purchasers, private placement agents and/or underwriters in order to sell the offered and any additional securities in order to obtain the sought amount of capital.

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

Shares eligible for future sale may adversely affect the market for our common stock. Starting in November 2016, certain of our stockholders become eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations and lock-up agreements that run for six or 12 months. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement (which ends after one year).

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

Warrants

During the nine-month period ended September 30, 2016, in connection with the closing of our initial public offering, we issued warrants as compensation to the underwriters of our initial public offering to purchase a total 574,985 shares of our common stock at a price of $5.00 per share. The warrants become exercisable 180 days after issuance and are exercisable for a period of five years.

Stock Options

During the nine-month period ended September 30, 2016, we issued 405,132 stock options at a weighted average exercise price of $4.44 under our 2015 Stock Incentive Plan which was adopted in August 2015.

These issuances were undertaken in reliance upon the exemptions from registration requirements available under Rule 701 and Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)	Use of Proceeds from Public Offerings of Common Stock

    Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-208694), as amended, which was declared effective on May 13, 2016. Our initial public offering closed on May 23, 2016 and resulted in net proceeds of approximately $20.3 million, including proceeds from the exercise of the overallotment option granted to the underwriters, net of underwriting discounts and commissions and other offering costs. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectuses filed with the SEC on May 17, 2016 pursuant to Rule 424(b). Pending the uses described, we have invested the net proceeds in short-term, investment-grade interest-bearing securities and obligations, such as money market accounts, corporate bonds and asset-backed securities.

Item 3.    Default Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

    Not applicable.

Item 6.    Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits, other than Exhibit 32.1 are filed as part of this Quarterly Report and such Exhibit Index is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULSE BIOSCIENCES, INC.

Date: November 14, 2016	By:	/s/ BRIAN B. DOW
Brian B. Dow
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Exhibit Description
10.1

Amendment to Employment Agreement by and between Darrin R. Uecker and Pulse Biosciences, Inc. dated October 5, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37744) filed on October 11, 2016)

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

* The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is deemed furnished and not filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Pulse Biosciences, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.