Form 10-Q
period 2017-03-31
Pulse Biosciences, Inc.
filed 2017-05-10
CIK 1625101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

Form 10-Q

___________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

___________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒

Number of shares outstanding of the issuer’s common stock as of April 30, 2017: 14,175,299

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PULSE BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands except par value amounts)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$2,751	$2,089
Investments	16,109	14,306
Prepaid expenses and other current assets	253	268
Total current assets	19,113	16,663
Equipment, net of accumulated depreciation	293	317
Intangible assets, net of accumulated amortization	6,377	6,543
Goodwill	2,791	2,791
Total assets	$28,574	$26,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$782	$265
Accrued expenses	460	751
Total current liabilities	1,242	1,016

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized – 5,000 shares; issued and outstanding – none	—	—
Common stock, $0.001 par value: authorized – 45,000 shares; issued and outstanding – 14,175 shares and 13,315 shares at March 31, 2017 and December 31, 2016, respectively	14	13
Additional paid-in capital	43,131	37,898
Accumulated other comprehensive loss	(9)	(7)
Accumulated deficit	(15,804)	(12,606)
Total stockholders’ equity	27,332	25,298
Total liabilities and stockholders’ equity	$28,574	$26,314

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three-Month Periods Ended
	March 31,
(in thousands, except per share amounts)	2017	2016
Revenue	$—	$—
Operating expenses:
General and administrative	1,220	528
Research and development	1,851	990
Amortization of intangible assets	166	166
Total operating expenses	3,237	1,684
Other income:
Interest income	39	—
Total other income	39	—
Loss from operations, before income taxes	(3,198)	(1,684)
Income tax	—	—
Net loss	(3,198)	(1,684)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax	(2)	—
Comprehensive loss	$(3,200)	$(1,684)
Net loss per share:
Basic and diluted net loss per share	$(0.23)	$(0.22)
Weighted average shares used to compute net loss per common share — basic and diluted	13,803	7,565

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three-Month Periods Ended
	March 31,
(in thousands)	2017	2016
Cash flows from operating activities:
Net loss	$(3,198)	$(1,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of equipment	24	22
Amortization of intangible assets	166	166
Stock-based compensation	263	193
Net premium amortization on investments	5	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	15	(3)
Deferred offering costs	—	(146)
Accounts payable	517	34
Accrued expenses	(291)	(44)
Net cash used in operating activities	(2,499)	(1,462)
Cash flows from investing activities:
Purchase of equipment	—	(39)
Purchase of investments	(7,610)	—
Maturities of investments	5,800	—
Net cash used in investing activities	(1,810)	(39)
Cash flows from financing activities:
Proceeds from issuance of common stock from private offering, net of issuance costs	4,965	—
Proceeds from exercises of stock options	6	—
Net cash provided by financing activities	4,971	—
Net increase (decrease) in cash	662	(1,501)
Cash and cash equivalents at beginning of period	2,089	3,606
Cash and cash equivalents at end of period	$2,751	$2,105

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

1.  Description of the Business

Pulse Biosciences, Inc., incorporated in Nevada on May 19, 2014, is a clinical-stage medical technologies company developing commercial clinical applications for its proprietary Nano-Pulse Stimulation (“NPS”) technology. NPS is a novel patented technology which leverages nano-second duration energy pulses that have demonstrated effective local tumor control and the initiation of an adaptive immune response in pre-clinical studies. The Company is pursuing a number of potential clinical applications for NPS, including oncology, dermatology, aesthetics and other minimally invasive applications where NPS is believed to provide greater benefits compared to current therapies and treatments. The Company’s corporate office and research facility are located in Burlingame, California.

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of the Company’s management, the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) have been prepared on a consistent basis with the Company’s December 31, 2016 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The Financial Statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission and, as permitted by such rules and regulations, omit certain information and footnote disclosures necessary to present the financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The condensed consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for completed financial statements. These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K, filed on March 20, 2017. The results of operations for the three-month period ended March 31, 2017 are not necessarily indicative of the results to be expected for the entire year or any future periods.

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three-month period ended March 31, 2017, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Pulse and its wholly-owned subsidiaries. Intercompany balances and transactions, if any, have been eliminated in consolidation.

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

The following outstanding stock options and warrants to purchase common stock were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three-Month Periods Ended
	March 31,
	2017	2016
Common stock warrants	817,112	299,625
Common stock options	1,283,590	954,090
Total	2,100,702	1,253,715

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

During March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-based Payment Accounting. This ASU simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU requires that excess tax benefits and deficiencies be recognized as income tax benefit or expense in the income statement. The Company adopted this ASU as of January 1, 2017. The adoption of this ASU did not have a significant impact on the Company’s financial position.

Recently Issued Accounting Standards

During May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued an update to defer the effective date of this update by one year. This updated standard becomes effective for the Company in the first quarter of fiscal year 2018, but allows the Company to adopt the standard one year earlier if it so chooses. In March 2016, the FASB issued updates to this guidance to clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued guidance to clarify aspects related to identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued guidance to clarify the implementation on narrow scope improvements and practical expedients. The Company is currently evaluating the impact of adopting these standards.

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

During January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment, which simplifies the accounting for goodwill impairment. This ASU removes Step 2 of the goodwill impairment test, which requires hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The new guidance also requires disclosure of the amount of goodwill at reporting units with zero or negative carrying amounts. ASU 2017-04 is effective for the Company beginning January 1, 2020. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company is currently evaluating the impact of adopting such standard.

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

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis as of March 31, 2017 and December 31, 2016, respectively (in thousands):

		March 31, 2017				December 31, 2016
Assets	Classification	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$1,937	$—	$—	$1,937	$1,726	$—	$—	$1,726
Corporate bonds	Cash and cash equivalents	—	500	—	500	—	—	—	—
Corporate bonds	Investments	—	14,590	—	14,590	—	13,289	—	13,289
Asset-backed security	Investments	—	1,519	—	1,519	—	1,017	—	1,017
Total assets measured at fair value		$1,937	$16,609	$—	$18,546	$1,726	$14,306	$—	$16,032

The Company did not have any financial liabilities measured on a recurring basis as of March 31, 2017 or December 31, 2016.

During the three-month period ended March 31, 2017, there were no transfers between Level 1, Level 2 or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

4.    Equipment

Equipment consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Laboratory equipment	$425	$425
Software	20	20
Furniture, fixtures, and equipment	17	17
	462	462
Less: Accumulated depreciation	(169)	(145)
	$293	$317

Depreciation expense was $24,000 and  $22,000 for the three-month periods ended March 31, 2017 and 2016, respectively.

5.   Intangible Assets

Intangible assets consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Acquired patents and licenses	$7,985	$7,985
Less: Accumulated amortization	(1,608)	(1,442)
	$6,377	$6,543

6.   Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Professional fees	$155	$285
Compensation expense	223	261
Other	82	205
	$460	$751

7.  Stockholders’ Equity and Stock-Based Compensation

Private Placement

On February 7, 2017, the Company entered into a securities purchase agreement with Robert W. Duggan and Maky Zanganeh (the “Investors”), pursuant to which the Company, in a private placement, agreed to issue and sell to the Investors an aggregate of 819,673 shares of the Company’s common stock, par value $0.001 per share, at a price per share of $6.10 (the “Shares”), for net proceeds of approximately $4,965,000 (the “Private Placement”).

In connection with the Private Placement, the Company granted certain registration rights to the Investors, pursuant to which, among other things, the Company is obligated to prepare and file with the Securities and Exchange Commission a registration statement to register for resale the Shares on or prior to July 31, 2017.

Equity Plans

As of March 31, 2017, the Company had one active equity compensation plan, the 2015 Stock Incentive Plan (the “2015 Plan”).

The following table summarizes stock option activity for the 2015 Plan for the three-month period ended March 31, 2017 (in thousands, except per share amounts):

	Stock Options Outstanding
		Weighted	Weighted average
	Number	average	remaining life
	of shares	exercise price	(in years)
Balances — December 31, 2016	1,229	$3.82	7.6
Options granted	58	8.60
Options exercised	(4)	4.00
Options canceled	—	—
Options expired	—	—
Balances — March 31, 2017	1,283	$4.03	7.5
Exercisable	419

Stock-based Compensation

Total stock-based compensation expense consisted of the following (in thousands):

	Three-Month Periods Ended
	March 31,
	2017	2016
General and administrative	$204	$148
Research and development	59	45
Total stock-based compensation expense	$263	$193

The Company estimated the fair value of employee stock options on the grant date using the Black-Scholes option pricing model. The estimated fair value of employee stock options is amortized on a straight-line basis over the requisite service period of the awards. The Company reviews, and when deemed appropriate, updates the assumptions used on a periodic basis. Due to the limited trading history of the Company’s common stock, the Company utilizes a portfolio of comparable companies to estimate volatility. The fair value of employee stock options was estimated using the following weighted average assumptions:

	Three-Month Periods Ended March 31,
	2017	2016
Expected term in years	5.8 - 6.1	6.1
Expected volatility	80%	80%
Risk-free interest rate	2.0 - 2.1%	1.50%
Dividend yield	—	—

The Company granted stock options to a non-employee during the three-month period ended March 31, 2017. The Company uses the Black-Scholes option-pricing model to estimate the fair value of awards granted to nonemployees. The measurement of stock-based compensation for nonemployees is subject to periodic adjustments as the underlying equity instruments vest, and the resulting change in value, if any, is recognized in the Company’s consolidated statements of operations during the period the related services are rendered. The fair value of a  nonemployee stock option during the three-month period ended March 31, 2017 was estimated using the following ~~weighted average~~ assumptions: expected term: 9.9 years; expected volatility: 80%; risk-free interest rate: 2.4%; and dividend yield: none.

8.   Research Grants and Agreements

Sponsored Research Agreement

The Company entered into a Sponsored Research Agreement (“SRA”) with the Old Dominion University Research Foundation (“ODURF”) during 2014 pursuant to which the Company sponsors research activities performed by ODURF’s Frank Reidy Center. ODURF is compensated by the Company for its conduct of each study in accordance with the budget and payment terms set forth in the applicable task order. During the second quarter of 2016, the Company agreed to sponsor $1.0 million in research during the subsequent 12-month period to be funded through monthly payments made upon ODURF certifying, to the Company’s reasonable satisfaction, that ODURF has met its obligations pursuant to the specified task order and statement of work. The principal investigator may transfer funds with the budget as needed without the Company’s approval so long as the obligations of ODURF under the task order and statement of work remain unchanged and unimpaired.  As of March 31, 2017, the Company had no remaining research payments due to ODURF.

During the three-month periods ended March 31, 2017 and 2016,  the Company paid and incurred costs relating to the SRA equal to $250,000 and $164,000, respectively.

9.   Commitments and Contingencies

Operating Leases

The Company leases approximately 4,300 square feet of corporate offices and research facilities in Burlingame, California. This lease expires in June 30, 2017, at a monthly cost of approximately $21,000.

In January 2017, the Company entered into a new lease agreement for premises consisting of approximately 15,697 rentable square feet located in Hayward, California (the “Premises”).

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

During the three-month periods ended March 31, 2017 and 2016, rent expense, including common area maintenance charges, was approximately $64,000 and $49,000, respectively.

Legal

From time to time, we may be involved in a variety of claims, lawsuits, investigations and proceedings relating to securities laws, product liability, patent infringement, contract disputes, employment and other matters that arise in the normal course of our business. In addition, third parties may, from time to time, assert claims against us in the form of letters and other communications. We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We currently do not believe that the ultimate outcome of any of the matters described above is probable or reasonably estimable, or that these matters will have a material adverse effect on our business; however, the results of litigation and claims are inherently unpredictable. Regardless of the outcome, litigation can have an adverse impact on us because of litigation and settlement costs, diversion of management resources and other factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included in this Quarterly Report and those in our Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our products, plans and strategy for our business and related financing, contains forward-looking statements that involve risks and uncertainties, including statements regarding our expected financial results in future periods. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. You should read the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We do not assume any obligation to update any forward-looking statements.

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

There have been no material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K as of and for the year ended December 31, 2016.

Recent Accounting Pronouncements

Refer to “Recent Accounting Pronouncements” in Note 2 of Notes to Condensed Consolidated Financial Statements of this Quarterly Report.

Results of Operations

Comparison of the three-month periods ended March 31, 2017 and 2016

Our condensed consolidated statements of operations as discussed herein are presented below:

	Three-Month Periods Ended
	March 31,
(in thousands)	2017	2016	$ Change
Revenue	$—	$—	$—
Operating expenses:
General and administrative	1,220	528	692
Research and development	1,851	990	861
Amortization of intangible assets	166	166	—
Total operating expenses	3,237	1,684	1,553
Other income:
Interest income	39	—	39
Total other income	39	—	39
Income tax	—	—	—
Net loss	$(3,198)	$(1,684)	$1,514

General and Administrative

General and administrative expenses increased by $692,000 to $1,220,000 in the three-month period ended March 31, 2017, from $528,000 in the same period in 2016 due primarily to $285,000 of increased professional and consulting costs, $227,000 of increased compensation costs, $67,000 of increased insurance costs and $56,000 of increased stock-based compensation expense.  Professional, consulting and insurance costs increased primarily as a result of increased costs incurred due to operations and reporting obligations as a public company.  Compensation, including stock-based compensation costs, increased due to increased headcount. General and administrative expenses are expected to increase substantially during 2017 reflecting the buildout of additional operational infrastructure to support the increased level of clinical and development activities, in addition to increased operational compliance activities.

Research and Development

Research and development expenses increased $861,000 to $1,851,000 in the three-month period ended March 31, 2017, from $990,000 in the same period in 2016 due primarily to $432,000 of increased consulting and outside services, $135,000 of increased prototype and development supplies, $110,000 of increased compensation costs and $86,000 of increased sponsored research expenses.  Consultant and outside services and prototype and development supplies increased due to increased product development activities and the costs associated with manufacturing pre-production prototypes. Compensation, including stock-based compensation costs, increased due to increased headcount. Sponsored research expenses increased mainly due to timing of sponsored research conducted by Old Dominion University Research Foundation (“ODURF”) during the three-month period ended March 31, 2017 compared to the same period in 2016.  Research and development expenses are expected to increase substantially during 2017 compared to 2016, as we expand our clinical study activities, continue development of our PulseTx systems towards commercialization, and pursue regulatory clearance for our technology in one or more indications.

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

Our condensed consolidated statements of cash flows as discussed herein are presented below:

	Three-Month Periods Ended
	March 31,
(in thousands)	2017	2016
Net cash used in operating activities	$(2,499)	$(1,462)
Net cash used in investing activities	(1,810)	(39)
Net cash provided by financing activities	4,971	—
Net increase (decrease) in cash	662	(1,501)

At March 31, 2017, we had cash, cash equivalents and investments of $18.9 million. We believe that the net proceeds from our initial public offering in 2016 and the Private Placement in February 2017 will be sufficient to fund our projected operating requirements for at least the next 12 months; however, we plan to raise additional capital in the future.  These expectations are based on our current operating and financing plans which are subject to change. Until we are able to generate sustainable product revenues at profitable levels, we expect to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such additional funds may not be available on terms acceptable to us or at all, particularly in light of recent market conditions.  If we raise funds by issuing equity or equity-linked securities, the ownership of our stockholders will be diluted and the holders of new equity securities may have priority rights over our existing stockholders. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into agreements on unattractive terms.  Our inability to raise capital could have a material adverse effect on our business, financial condition and results of operations.

Operating Activities

Our primary uses of cash in operating activities are for ongoing product development.

During the three-month period ended March 31, 2017, we used cash of $2.5 million in operating activities.  The difference between cash used in operating activities and net loss consisted primarily of depreciation and amortization and stock-based compensation, and a net increase in accounts payable and accrued expenses.

During the three-month period ended March 31, 2016, we used cash of $1.5 million in operating activities.  The difference between cash used in operating activities and net loss consisted primarily of depreciation and amortization and stock-based compensation, and increased deferred offering costs.

Investing Activities

Our investing activities consist primarily of investment purchases, sales and maturities and capital expenditures.

During the three-month period ended March 31, 2017, we used cash of $1.8 million for investing activities for the net purchases of investments.

During the three-month period ended March 31, 2016, we used cash of $39,000 for investing activities for the purchase of office and laboratory equipment.

Financing Activities

During the three-month period ended March 31, 2017, we received $5.0 million of cash from financing activities primarily as a result of the Private Placement in February 2017.

During the three-month period ended March 31, 2016, we did not have any cash flows from financing activities.

Contractual Obligations

There have been no material changes outside the ordinary course of our business to the contractual obligations disclosed in our 2016 Annual Report on Form 10-K.

Frank Reidy Research Center Agreement

As provided for in the license agreement with ODURF and EVMS, both of which are stockholders of our company, effective on November 6, 2014, we sponsored certain approved research activities at ODURF’s Frank Reidy Research Center under a sponsored research agreement. In April 2016, the Company agreed to sponsor additional research under the SRA from April 2016 to March 2017, for an aggregate amount of $1.0 million.  As of March 31, 2017, this sponsored research agreement was fully paid and there were no remaining research payments due under this research agreement.

Operating Leases

We lease approximately 4,300 square feet of corporate offices and research facilities in Burlingame, California, under a lease expiring June 30, 2017, at a monthly cost of approximately $21,000.

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

Off-Balance Sheet Arrangements

At March 31, 2017, we did not have any transactions, obligations or relationships that constitute off-balance sheet arrangements.

In the ordinary course of business, we enter into standard indemnification arrangements. Pursuant to these arrangements, we indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified party in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third party with respect to its technology, or from claims relating to our performance or non-performance under a contract.  The maximum potential amount of future payments we could be required to make under these agreements is not determinable because it involves claims that may be made against us in future periods, but have not yet been made. To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts.  No liability associated with such indemnification agreements has been recorded as of March 31, 2017.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, as of March 31, 2017. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable level of assurance due to a material weakness in internal control over financial reporting discussed below (a) to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) to include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the audit of our financial statements as of and for the year ended December 31, 2016, we identified a material weakness in our internal control over financial reporting. The material weakness related to a lack of effective controls to adequately restrict access and segregate duties. Specifically, due to the limited number of staff in our accounting function, certain personnel had the ability to prepare and post journal entries without a qualified independent review performed by someone without this ability. Upon identifying this material weakness, we performed additional procedures to evaluate the impact on the financial statements. Based on these procedures, we believe the material weakness did not result in any material misstatements to our financial statements and we believe the consolidated financial statements included in this Quarterly Report present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles. However, this material weakness could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our financial statements that would not be prevented or detected. We are implementing measures designed to improve our internal control over financial reporting to remediate this material weakness, including the following:

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

Our remediation efforts are in process and have not yet been completed.  We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weakness we have identified or avoid potential future material weaknesses. If the steps we take do not correct the material weakness in a timely manner, we will be unable to conclude that we maintain effective internal control over financial reporting. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

Except for the remediation efforts described above, there have been no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

 PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in a variety of claims, lawsuits, investigations and proceedings relating to securities laws, product liability, patent infringement, contract disputes, employment and other matters that arise in the normal course of our business. In addition, third parties may, from time to time, assert claims against us in the form of letters and other communications. We currently believe that these ordinary course matters will not have a material adverse effect on our business; however, the results of litigation and claims are inherently unpredictable. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our financial statements and related notes, which could have a material adverse effect on our business, financial condition, results of operations and prospects. The risks described below are not the only risks facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition, results of operations and prospects.

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

We may rely on third parties for our sales, marketing, manufacturing and/or distribution, and these third parties may not perform satisfactorily.

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

Risks Related to Product Development

We currently do not have any products approved or cleared by the FDA or other similar foreign regulatory authorities for commercial sale or any commercialized products.

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

If our stockholders, particularly our directors, executive officers and significant stockholders, sell, register for sale, or indicate an intent to sell, shares of our common stock in the public market, it may have a material adverse effect on the market price of our common stock.

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

Use of Proceeds from Public Offerings of Common Stock

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-208694), as amended, which was declared effective on May 13, 2016. Our initial public offering closed on May 23, 2016 and resulted in net proceeds of approximately $20.3 million, including proceeds from the exercise of the overallotment option granted to the underwriters, net of underwriting discounts and commissions and other offering costs. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on May 17, 2016 pursuant to Rule 424(b).

Item 3.    Default Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

    None.

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

PULSE BIOSCIENCES, INC.

Date: May 10, 2017	By:	/s/ BRIAN B. DOW
Brian B. Dow
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Exhibit Description
10.1	Amendment Agreement, dated April 26, 2017, to the Engagement Letter and Underwriting Agreement, by and among MDB Capital Group, LLC, Feltl and Company, Inc. and the Registrant
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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