Form 10-Q
period 2017-06-30
Pulse Biosciences, Inc.
filed 2017-08-10
CIK 1625101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

Form 10-Q

___________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-34899

___________________________________

Pulse Biosciences, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-5696597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3957 Point Eden Way Hayward, CA	94545
(Address of principal executive offices)	(Zip Code)

(510) 906-4600

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

Number of shares outstanding of the issuer’s common stock as of July 31, 2017: 14,334,069

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PULSE BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands except par value amounts)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$1,990	$2,089
Investments	13,409	14,306
Prepaid expenses and other current assets	717	268
Total current assets	16,116	16,663
Property and equipment, net of accumulated depreciation	2,730	317
Intangible assets, net of accumulated amortization	6,210	6,543
Goodwill	2,791	2,791
Other asset	101	—
Total assets	$27,948	$26,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$851	$265
Accrued expenses	818	751
Deferred rent, current	303	—
Total current liabilities	1,972	1,016

Deferred rent	1,816	—
Total liabilities	3,788	1,016

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized – 5,000 shares; issued and outstanding – none	—	—
Common stock, $0.001 par value: authorized – 45,000 shares; issued and outstanding – 14,334 shares and 13,315 shares at June 30, 2017 and December 31, 2016, respectively	15	13
Additional paid-in capital	46,135	37,898
Accumulated other comprehensive loss	(6)	(7)
Accumulated deficit	(21,984)	(12,606)
Total stockholders’ equity	24,160	25,298
Total liabilities and stockholders’ equity	$27,948	$26,314

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Revenue	$—	$—	$—	$—
Operating expenses:
General and administrative	3,772	642	4,992	1,170
Research and development	2,282	1,453	4,133	2,443
Amortization of intangible assets	167	166	333	332
Total operating expenses	6,221	2,261	9,458	3,945
Other income:
Interest income	41	3	80	3
Total other income	41	3	80	3
Net loss	(6,180)	(2,258)	(9,378)	(3,942)
Other comprehensive loss:
Unrealized gain on available-for-sale securities, net of tax	3	—	1	—
Comprehensive loss	$(6,177)	$(2,258)	$(9,377)	$(3,942)
Net loss per share:
Basic and diluted net loss per share	$(0.43)	$(0.23)	$(0.67)	$(0.45)
Weighted average shares used to compute net loss per common share — basic and diluted	14,233	9,791	14,019	8,678

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six-Month Periods Ended
	June 30,
(in thousands)	2017	2016
Cash flows from operating activities:
Net loss	$(9,378)	$(3,942)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of equipment	49	46
Amortization of intangible assets	333	332
Stock-based compensation	3,053	389
Net premium amortization on investments	14	—
Deferred rent/landlord incentive for tenant improvements	2,119	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(449)	(506)
Accounts payable	586	71
Accrued expenses	67	(141)
Other asset	(101)	—
Net cash used in operating activities	(3,707)	(3,751)
Cash flows from investing activities:
Purchases of property and equipment	(2,464)	(61)
Purchases of investments	(11,363)	(495)
Maturities of investments	12,249	—
Net cash used in investing activities	(1,578)	(556)
Cash flows from financing activities:
Proceeds from issuance of common stock	4,965	20,915
Proceeds from exercise of warrants	51	—
Proceeds from exercises of stock options	170	—
Net cash provided by financing activities	5,186	20,915
Net increase (decrease) in cash	(99)	16,608
Cash and cash equivalents at beginning of period	2,089	3,606
Cash and cash equivalents at end of period	$1,990	$20,214

Supplemental disclosure of noncash investing and financing activities:
Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	—	560

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

 (Unaudited)

In this Quarterly Report, references to “Pulse,” “Pulse Biosciences,” “we,” “us,” “our” and the “Company” refer to Pulse Biosciences, Inc. and its wholly owned subsidiaries, unless expressly indicated or the context otherwise requires.

1.  Description of the Business

Pulse Biosciences, Inc., incorporated in Nevada on May 19, 2014, is a clinical-stage medical technologies company developing commercial clinical applications for its proprietary Nano-Pulse Stimulation (“NPS”) technology. NPS is a novel patented technology that leverages nano-second duration energy pulses that have demonstrated effective local tumor control and the initiation of an adaptive immune response in pre-clinical studies. The Company is pursuing a number of potential clinical applications for NPS, including oncology, dermatology, aesthetics and other minimally invasive applications where the Company believes NPS may provide greater benefits compared to current therapies and treatments. The Company’s corporate office and research facility are located in Hayward, California.

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of the Company’s management, the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) have been prepared on a consistent basis with the Company’s December 31, 2016 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The Financial Statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission and, as permitted by such rules and regulations, omit certain information and footnote disclosures necessary to present the financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The condensed consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for completed financial statements. These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K, filed on March 20, 2017. The results of operations for the three-month and six-month periods ended June 30, 2017 are not necessarily indicative of the results to be expected for the entire year or any future periods.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the Financial Statements and accompanying notes to the Financial  Statements. Estimates include, but are not limited to, the valuation of cash equivalents and investments, the valuation and recognition of share-based compensation and the useful lives assigned to long-lived assets. Actual results could differ materially from these estimates.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the six-month period ended June 30, 2017, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The following outstanding stock options and warrants to purchase common stock were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Six-Month Periods Ended
	June 30,
	2017	2016
Common stock warrants	705,121	874,610
Common stock options	2,227,676	1,020,568
Restricted stock units	160,974	—
Total	3,093,771	1,895,178

Reclassification

Certain items in the prior period financial statements have been reclassified to conform to current period financial statements.

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

Recently Issued Accounting Standards

During May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued an update to defer the effective date of this update by one year. This updated standard becomes effective for the Company in the first quarter of fiscal year 2018. The Company is currently evaluating the impact of adopting these standards.

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

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis as of June 30, 2017 and December 31, 2016, respectively (in thousands):

		June 30, 2017				December 31, 2016
Assets	Classification	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$1,708	$—	$—	$1,708	$1,726	$—	$—	$1,726
Corporate bonds	Investments	—	11,901	—	11,901	—	13,289	—	13,289
Asset-backed security	Investments	—	1,508	—	1,508	—	1,017	—	1,017
Total assets measured at fair value		$1,708	$13,409	$—	$15,117	$1,726	$14,306	$—	$16,032

The Company did not have any financial liabilities measured on a recurring basis as of June 30, 2017 or December 31, 2016.

During the six-month period ended June 30, 2017, there were no transfers between Level 1, Level 2 or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

4.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Leasehold improvements	$2,228	$—
Laboratory equipment	457	425
Software	31	20
Furniture, fixtures, and equipment	198	17
	2,914	462
Less: Accumulated depreciation	(184)	(145)
	$2,730	$317

During June 2017, the Company prepared to move into new office space in Hayward, California, and its landlord provided $2.1 million for leasehold improvements pursuant to the tenant allowance clause in the lease agreement between the Company and its landlord which has been capitalized.

Depreciation expense was $25,000  and $24,000 for the three-month periods ended June 30, 2017 and 2016, respectively. Depreciation expense was $49,000 and $46,000 for the six-month periods ended June 30, 2017 and 2016, respectively.

5.   Intangible Assets

Intangible assets consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Acquired patents and licenses	$7,985	$7,985
Less: Accumulated amortization	(1,775)	(1,442)
	$6,210	$6,543

6.   Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Professional fees	$176	$285
Compensation expense	365	261
Clinical trials	89	—
Other	188	205
	$818	$751

7.  Stockholders’ Equity and Stock-Based Compensation

Private Placement

On February 7, 2017, the Company entered into a securities purchase agreement with Robert W. Duggan and Maky Zanganeh (the “Investors”), pursuant to which the Company, in a private placement, issued and sold to the Investors an aggregate of 819,673 shares of the Company’s common stock, par value $0.001 per share, at a price per share of $6.10, for net proceeds of approximately $4,965,000.

Warrants

During the six months ended June 30, 2017, warrants to purchase 169,489 shares of common stock were either cash or net exercised, resulting in the issuance of approximately 136,552 shares of common stock. As of June 30, 2017, 705,121 warrants remained outstanding.

Equity Plans

2017 Equity Incentive Plan

The Board of Directors (the “Board”) of the Company previously adopted, subject to stockholder approval, the Company’s 2017 Equity Incentive Plan (the “2017 Plan”). The Company’s stockholders approved the 2017 Plan at the annual meeting of stockholders held on May 16, 2017 (the “Annual Meeting”).

The 2017 Plan has a 10-year term, and provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and performance shares to employees, directors and consultants of the Company and any parent or subsidiary of the Company, as the Compensation Committee of the Board of Directors may determine. Subject to an annual evergreen increase and adjustment in the case of certain capitalization events, 1,500,000 shares of our common stock are authorized for issuance pursuant to awards under the 2017 Plan. In addition, shares remaining available under our 2015 Equity Incentive Plan, as amended (the “2015 Plan”), and shares reserved but not issued pursuant to outstanding equity awards that expire or terminate without being exercised or that are forfeited or repurchased by the Company will be added to the shares of common stock available for issuance under the 2017 Plan. The 2017 Plan is administered by the Board’s Compensation Committee.

2017 Employee Stock Purchase Plan

The Board of the Company previously adopted, subject to stockholder approval, the Company’s 2017 Employee Stock Purchase Plan (the “2017 ESPP”). At the Annual Meeting, the stockholders approved the 2017 ESPP.

The 2017 ESPP is a broad-based plan that provides employees of the Company and its designated affiliates with the opportunity to become stockholders through periodic payroll deductions that are applied towards the purchase of Company common shares at a discount from the then-current market price. Subject to adjustment in the case of certain capitalization events, a total of 250,000 common shares of the Company are available for purchase under the 2017 ESPP.

As of June 30, 2017, the Company had three active equity compensation plans, the outstanding shares under the 2015 Plan, the 2017 Plan and the 2017 ESPP.

The following table summarizes stock option activity for the 2015 Plan and the 2017 Plan for the six-month period ended June 30, 2017 (in thousands, except per share amounts):

	Stock Options Outstanding
		Weighted	Weighted average
	Number	average	remaining life
	of shares	exercise price	(in years)
Balances — December 31, 2016	1,229	$3.82	7.6
Options granted	1,068	27.02
Options exercised	(63)	2.98
Options canceled	(6)	4.00
Options expired	—	—
Balances — June 30, 2017	2,228	$14.97	8.6
Exercisable	530

The Company did not issue any common stock under the 2017 ESPP during the six-month period ended June 30, 2017.

Stock-based Compensation

Total stock-based compensation expense consisted of the following (in thousands):

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2017	2016	2017	2016
General and administrative	$2,305	$147	$2,509	$295
Research and development	485	49	544	94
Total stock-based compensation expense	$2,790	$196	$3,053	$389

The Company estimated the fair value of employee stock options on the grant date using the Black-Scholes option pricing model. The estimated fair value of employee stock options is amortized on a straight-line basis over the requisite service period of the awards. The Company reviews, and when deemed appropriate, updates the assumptions used on a periodic basis. Due to the limited trading history of the Company’s common stock, the Company utilizes a portfolio of comparable companies to estimate volatility. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2017	2016	2017	2016
Expected term in years	5.3 - 6.1	6.1	5.3 - 6.1	6.1
Expected volatility	80%	80%	80%	80%
Risk-free interest rate	1.9 - 2.0%	1.31%	1.9 - 2.1%	1.39%
Dividend yield	—	—	—	—

The Company granted stock options to a non-employee during the six-month period ended June 30, 2017. The Company uses the Black-Scholes option-pricing model to estimate the fair value of awards granted to nonemployees. The measurement of stock-based compensation for nonemployees is subject to periodic adjustments as the underlying equity instruments vest, and the resulting change in value, if any, is recognized in the Company’s consolidated statements of operations during the period the related services are rendered. The fair value of a nonemployee stock option during the six-month period ended June 30, 2017 was estimated using the following assumptions: expected term: 9.9 years; expected volatility: 80%; risk-free interest rate: 2.4%; and dividend yield: none. The Company did not grant any stock options to non-employees during the three-month period ended June 30, 2017.

The Company estimated the fair value of ESPP on the grant date using the Black-Scholes option pricing model. The estimated fair value of ESPP is amortized on a straight-line basis over the requisite service period of the awards. The Company reviews, and when deemed appropriate, updates the assumptions used on a periodic basis. Due to the limited trading history of the Company’s common stock, the Company utilizes a portfolio of comparable companies to estimate volatility. The fair value of ESPP was estimated using the following weighted-average assumptions:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2017	2016	2017	2016
Expected term in years	0.8 - 1.3	N/A	0.8 - 1.3	N/A
Expected volatility	95%	N/A	95%	N/A
Risk-free interest rate	1.1%	N/A	1.1%	N/A
Dividend yield	—	N/A	—	N/A

During June 2017, the Company granted 160,974 restricted stock units (“RSUs”) to an officer, with a cliff vest in June 2018. The stock-based compensation expense related to these RSUs was approximately $333,000 for the three-month and six-month periods ended June 30, 2017.

8.   Research Grants and Agreements

Sponsored Research Agreement

The Company entered into a Sponsored Research Agreement (“SRA”) with the Old Dominion University Research Foundation (“ODURF”) during 2014 pursuant to which the Company sponsors research activities performed by ODURF’s Frank Reidy Center. ODURF is compensated by the Company for its conduct of each study in accordance with the budget and payment terms set forth in the applicable task order. During the second quarters of 2017 and 2016, the Company agreed to sponsor $740,000 and $1.0 million, respectively, in research during the subsequent 12-month period to be funded through monthly payments made upon ODURF certifying, to the Company’s reasonable satisfaction, that ODURF has met its obligations pursuant to the specified task order and statement of work. The principal investigator may transfer funds with the budget as needed without the Company’s approval so long as the obligations of ODURF under the task order and statement of work remain unchanged and unimpaired. In addition, during 2017, the Company agreed to provide $300,000 in research funding to researchers affiliated with ODURF and Eastern Virginia Medical School matching funds made available to those researchers by the Virginia Biosciences Health Research Corporation. The Company’s sponsorship affords access to certain intellectual property, if any, developed during the project. As of June 30, 2017, there was approximately $225,000 remaining under this sponsorship.

During the three-month periods ended June 30, 2017 and 2016,  the Company paid and incurred costs relating to the SRA equal to $0 and $250,000, respectively. During the six-month periods ended June 30, 2017 and 2016, the Company paid and incurred costs relating to the SRA equal to $250,000 and $414,000, respectively.

9.   Commitments and Contingencies

Operating Leases

The Company leased approximately 4,300 square feet of corporate offices and research facilities in Burlingame, California,  at a monthly cost of approximately $21,000. This lease expired on  June 30, 2017.

During January 2017, the Company entered into a new lease agreement (the “Lease”) for premises consisting of approximately 15,700 rentable square feet located in Hayward, California (the “Premises”).

The Company moved into the Premises in July 2017. The Premises is being used for the Company’s corporate headquarters and principal operating facility. The term of the Lease is sixty-two (62) months, which commenced on July 1, 2017.  Base rent was abated for the first two (2) months of the Lease term and thereafter is $42,400 per month during the first year of the Lease term, with specified annual increases thereafter until reaching approximately $50,300 per month during the last two (2) months of the Lease term. The Company paid a refundable security deposit of approximately $101,000 and is required to reimburse the landlord for certain expenses during the Lease term.

The landlord provided the Company with improvement allowances in the amount of approximately $135.00 per rentable square foot of the Premises that were applied towards the costs of construction of the initial improvements in the Premises. The Company remains responsible for any improvement costs in excess of the foregoing allowances. During the three-month and six-month period ended June 30, 2017, the landlord incurred approximately $2.1 million related to the initial tenant leasehold improvements and the Company capitalized these leasehold improvements to property and equipment and a corresponding deferred rent liability on its balance sheet.

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

During the three-month periods ended June 30, 2017 and 2016, rent expense, including common area maintenance charges, was approximately $74,000 and $49,000, respectively. During the six-month periods ended June 30, 2017 and 2016, rent expense, including common area maintenance charges, was approximately $137,000 and $99,000, respectively.

10.   Related Party Transactions

MDB Capital Group, LLC (“MDB”) provided investment banking, executive recruiting and intellectual property management services to the Company. The Company’s Chairman, Robert Levande, is a Senior Managing Director of MDB.

During the three-month and six-month periods ended June 30, 2016, the Company incurred non-financing related expenses charged by MDB of $45,000 and $100,000, respectively, for services rendered with respect to intellectual property related services.

In connection with the initial public offering during May 2016, the underwriting syndicate led by MDB received $1,800,000 in underwriting discounts, $160,000 in unaccountable expense reimbursement and warrants valued in aggregate of $1,443,000.

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

•

Further explore and understand the benefits of NPS with the objectives of broadening the currently planned cosmetic and therapeutic applications and identifying new applications. We anticipate that results of our pre-clinical and clinical studies will enable us to recognize certain unmet medical needs that may be addressed by our technology.

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

Recent Accounting Pronouncements

Refer to “Recent Accounting Pronouncements” in Note 2 of Notes to Condensed Consolidated Financial Statements of this Quarterly Report.

Results of Operations

Comparison of the three-month periods ended June 30, 2017 and 2016

Our condensed consolidated statements of operations as discussed herein are presented below:

	Three-Month Periods Ended
	June 30,
(in thousands)	2017	2016	$ Change
Revenue	$—	$—	$—
Operating expenses:
General and administrative	3,772	642	3,130
Research and development	2,282	1,453	829
Amortization of intangible assets	167	166	1
Total operating expenses	6,221	2,261	3,960
Other income:
Interest income	41	3	38
Total other income	41	3	38
Net loss	$(6,180)	$(2,258)	$3,922

General and Administrative

General and administrative expenses increased by $3,130,000 to $3,772,000 in the three-month period ended June 30, 2017, from $642,000 in the same period in 2016 due primarily to $2,158,000 of increased stock-based compensation expense, $550,000 of increased professional and consulting costs, $253,000 of increased compensation costs and $55,000 of increased insurance costs. Stock-based compensation increased mainly due to an increase in headcount and equity grants issued during the second quarter of 2017, which grants were impacted by the trading price of our common stock. Professional, consulting and insurance costs increased primarily as a result of increased costs incurred due to operations and reporting obligations as a public company. Compensation costs increased primarily due to increased headcount. General and administrative expenses are expected to increase substantially during 2017 reflecting the buildout of additional operational infrastructure to support the increased level of clinical and development activities, in addition to increased operational compliance activities.

Research and Development

Research and development expenses increased by $829,000 to $2,282,000 in the three-month period ended June 30, 2017, from $1,453,000 in the same period in 2016 due primarily to $436,000 of increased stock-based compensation costs, $384,000 of increased consulting and outside services, $262,000 of increased compensation costs and $89,000 of increased clinical trial costs, partially offset by $216,000 of decreased prototype and development supplies and $175,000 of decreased sponsored research expenses. Stock-based compensation increased mainly due to an increase in headcount and equity grants issued during the second quarter of 2017, which grants were impacted by the trading price of our common stock. Consulting and outside services increased due to increased product development activities and regulatory activities, including our 510(k) submission to the FDA. Compensation costs increased due to increased headcount. Clinical trial costs increased due to the initiation of a clinical study in patients with seborrheic keratosis. Prototype and development supplies decreased due to timing of component part acquisitions. Sponsored research expenses decreased mainly due to timing of sponsored research conducted by Old Dominion University Research Foundation (“ODURF”) during the three-month period ended June 30, 2017 compared to the same period in 2016. Research and development expenses are expected to continue to increase substantially during 2017 compared to 2016, as we expand our clinical study activities, continue development of our PulseTx systems towards commercialization, and pursue regulatory clearance for our technology in one or more indications.

Comparison of the six-month periods ended June 30, 2017 and 2016

Our condensed consolidated statements of operations as discussed herein are presented below:

	Six-Month Periods Ended
	June 30,
(in thousands)	2017	2016	$ Change
Revenue	$—	$—	$—
Operating expenses:
General and administrative	4,992	1,170	3,822
Research and development	4,133	2,443	1,690
Amortization of intangible assets	333	332	1
Total operating expenses	9,458	3,945	5,513
Other income:
Interest income	80	3	77
Total other income	80	3	77
Net loss	$(9,378)	$(3,942)	$5,436

General and Administrative

General and administrative expenses increased by $3,822,000 to $4,992,000 in the six-month period ended June 30, 2017, from $1,170,000 in the same period in 2016 due primarily to $2,214,000 of increased stock-based compensation expense, $838,000 of increased professional and consulting costs,  $480,000 of increased compensation costs and $122,000 of increased insurance costs. Stock-based compensation increased mainly due to an increase in headcount and equity grants issued during the second quarter of 2017, which grants were impacted by the trading price of our common stock. Professional, consulting and insurance costs increased primarily as a result of increased costs incurred due to operations and reporting obligations as a public company. Compensation costs increased primarily due to increased headcount. General and administrative expenses are expected to increase substantially during 2017 reflecting the buildout of additional operational infrastructure to support the increased level of clinical and development activities, in addition to increased operational compliance activities.

Research and Development

Research and development expenses increased by $1,690,000 to $4,133,000 in the six-month period ended June 30, 2017, from $2,443,000 in the same period in 2016 due primarily to $816,000 of increased consulting and outside services, $450,000 of increased stock-based compensation costs, $372,000 of increased compensation costs and $122,000 of increased clinical trial expense, partially offset by $89,000 of decreased sponsored research expenses and $77,000 of decreased prototype and development supplies. Consulting and outside services increased due to increased product development activities, including our 510(k) submission to the FDA in the first quarter of 2017. Stock-based compensation increased mainly due to an increase in headcount and equity grants issued during the second quarter of 2017, which were impacted by the trading price of our common stock. Compensation costs increased primarily due to increased headcount. Clinical trial costs increased due to the initiation of a clinical study in patients with seborrheic keratosis. Sponsored research expenses decreased mainly due to the timing of sponsored research conducted by Old Dominion University Research Foundation (“ODURF”) during the six-month period ended June 30, 2017 compared to the same period in 2016. Prototype and development supplies decreased due to timing of component part acquisitions. Research and development expenses are expected to continue to increase substantially during 2017 compared to 2016, as we expand our clinical study activities, continue development of our PulseTx systems towards commercialization, and pursue regulatory clearance for our technology in one or more indications.

Liquidity and Capital Resources

To date, we have not generated any revenues from product sales, and management does not expect to generate revenues from product sales for the next few years. Since inception, we have funded our business through the issuance of equity securities and grants from governmental agencies. Over the next few years, we intend to invest in research and development to develop commercially viable products and to assess the feasibility of potential future products. Additionally, we expect that our general and administrative expenses will increase as we incur substantial incremental costs associated with operating as a public company.

In February 2017, we entered into a securities purchase agreement with Robert W. Duggan and Maky Zanganeh (the “Investors”), pursuant to which we issued and sold to the Investors an aggregate of 819,673 shares of our common stock at a price per share of $6.10 for gross proceeds of approximately $5 million (the “Private Placement”).

Our condensed consolidated statements of cash flows as discussed herein are presented below:

	Six-Month Periods Ended
	June 30,
(in thousands)	2017	2016
Net cash used in operating activities	$(3,707)	$(3,751)
Net cash used in investing activities	(1,578)	(556)
Net cash provided by financing activities	5,186	20,915
Net increase (decrease) in cash	(99)	16,608

At June 30, 2017, we had cash, cash equivalents and investments of $15.4 million. We believe that the net proceeds from our initial public offering in 2016 and the Private Placement in February 2017 will be sufficient to fund our projected operating requirements through the end of second quarter of fiscal year 2018; however, we plan to raise additional capital in the future. These expectations are based on our current operating and financing plans which are subject to change. Until we are able to generate sustainable product revenues at profitable levels, we expect to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such additional funds may not be available on terms acceptable to us or at all. If we raise funds by issuing equity or equity-linked securities, our stockholders will be diluted and the holders of new equity securities may have priority rights over our existing stockholders. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into agreements on unattractive terms. Our inability to raise capital could have a material adverse effect on our business, financial condition and results of operations.

Operating Activities

Our primary uses of cash in operating activities are for ongoing product development.

During the six-month period ended June 30, 2017, we used cash of $3.7 million in operating activities. The difference between cash used in operating activities and net loss consisted primarily of stock-based compensation and depreciation and amortization, cash received from our landlord for tenant improvements, a net increase in accounts payable and accrued expenses, offset by increased other current assets.

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

During the six-month period ended June 30, 2017, $2.5 million of cash was used primarily for leasehold improvement and equipment purchases, partially offset by $0.9 million of cash provided by net maturities of investments.

During the six months ended June 30, 2016, we used cash of $556,000 for investing activities for the purchase of investments and office and laboratory equipment.

Financing Activities

During the six-month period ended June 30, 2017, we received $5.2 million of cash from financing activities primarily as a result of the Private Placement in February 2017 and cash received from stock option and warrant exercises.

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

Frank Reidy Research Center Agreement

As provided for in the license agreement with ODURF and EVMS, both of which are stockholders of our company, effective on November 6, 2014, we sponsored certain approved research activities at ODURF’s Frank Reidy Research Center under a sponsored research agreement. In June 2017, we agreed to sponsor $740,000 in research from July 1, 2017 to June 30, 2018. During the three-month periods ended June 30, 2017, we paid and incurred costs relating to the sponsored research agreement equal to $0. During the six-month periods ended June 30, 2017,  we paid and incurred costs relating to the sponsored research agreement equal to $250,000.

In addition, during 2017, we agreed to provide $300,000 in research funding to researchers affiliated with ODURF and Eastern Virginia Medical School matching funds made available to those researchers by the Virginia Biosciences Health Research Corporation. Our sponsorship affords access to certain intellectual property, if any, developed during the project. As of June 30, 2017, there was approximately $225,000 remaining under this sponsorship.

Operating Leases

We leased approximately 4,300 square feet of corporate offices and research facilities in Burlingame, California, at a monthly cost of approximately $21,000. This lease expired on June 30, 2017.

In January 2017, we entered into a new lease agreement (the “Lease”) for premises consisting of approximately 15,697 rentable square feet located in Hayward, California (the “Premises”).

We moved into the Premises in July 2017 and the Premises is being used for our corporate headquarters and principal operating facility. The term of the Lease is sixty-two (62) months which commenced on July 1, 2017. Base rent was abated for the first two (2) months of the Lease term and thereafter will be $42,400 per month during the first year of the Lease term, with specified annual increases thereafter until reaching approximately $50,300 per month during the last two (2) months of the Lease term. We paid a refundable security deposit of approximately $101,000. The landlord is obligated to provide us with improvement allowances in the amount of approximately $135.00 per rentable square foot of the Premises, which has and will be applied towards the costs of construction of the initial improvements in the Premises. We will be responsible for any such improvement costs in excess of the foregoing allowances. We may also be required to reimburse the landlord for certain expenses during the Lease term. We have the right to extend the Lease term by five (5) years upon written notice not more than twelve (12) months nor less than nine (9) months prior to the expiration of the original Lease term, with monthly payments equal to the “Fair Rental Value” as defined in the Lease. Our lease obligations as of December 31, 2016 for less than one year, one to three years, three to five years and more than five years is approximately $0.3 million, $1.1 million, $1.1 million and $0.3 million, respectively.

Off-Balance Sheet Arrangements

At June 30, 2017, we did not have any transactions, obligations or relationships that constitute off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. No liability associated with such indemnification agreements has been recorded as of June 30, 2017.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, as of June 30, 2017. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable level of assurance due to a material weakness in internal control over financial reporting discussed below (a) to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) to include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Except for the remediation efforts described above, there have been no changes in our internal control over financial reporting that occurred during the six-month period ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

Our ability to continue as a going concern ultimately depends on our ability to generate cash flow from sales that are sufficient to fund operations or to find adequate financing to support our operations. Currently, we have no revenue and we do not have arrangements in place for all the anticipated, required financing to be able to fully implement our business plan.

We cannot give any assurance that we will be able to obtain all the necessary funding that we may need. We believe that we will require additional capital in the future to fully develop our technologies and planned products to the stage of a commercial launch. We may pursue additional funding through various financing sources, including the private sale of our equity and debt securities, licensing fees for our technology, joint ventures with capital partners and project type financing. If we raise funds by issuing equity or equity-linked securities, dilution to our stockholders will result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. We also may seek government based financing, such as development and research grants. There can be no assurance that funds will be available on commercially reasonable terms, if at all.

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

We do not currently conduct any aspects of sales, marketing, manufacturing or distribution. To be able to commercialize our planned products, we may elect to internally develop all of the foregoing or utilize third parties with respect to one or more of these items. Our reliance on these third parties may reduce our control over these activities; however, reliance on third parties does not relieve us of our responsibility to ensure compliance with all required legal, regulatory and scientific standards. Any failure of these third parties to perform satisfactorily and in compliance with relevant laws and regulations could lead to delays in the development of our planned products, including delays in our clinical trials, or failure to obtain regulatory approval for our planned products, or failure to successfully commercialize our planned products or other future products. Some of these events could be the basis for FDA or other regulatory action, including injunction, recall, seizure or total or partial suspension of production.

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

We perform final assembly of our devices to support our current research and development activities at our facility in Hayward, California and will be moving to a larger facility in Hayward, California. We believe that we currently have, and at our new facility, will continue to have, adequate manufacturing capacity for these purposes. However, if demand for our planned products increases significantly, we will need to either expand our manufacturing capabilities or outsource to other manufacturers. We have no corporate experience in commercial-scale manufacturing of our planned products, and we currently rely upon third-party suppliers to manufacture and supply components for our NPS devices. The manufacture of these products in compliance with the FDA’s regulations requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of medical device products often encounter difficulties in production, including difficulties with production costs and yields, quality control, quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced FDA requirements, other federal and state regulatory requirements, and foreign regulations.

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

We may not become commercially viable if our ultimate commercialized products or related treatments fail to obtain an adequate level of reimbursement by Medicare and other third-party payers.

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

We hold licenses from ODURF and EVMS and from AMI-USC to intellectual property relating to the sub-microsecond electric field technology, as well as applicator design and configuration, and pulse generators in addition to the intellectual property that we own for these things. For the continuance of the license with ODURF and EVMS, Pulse Biosciences must continue to comply with the various obligations set forth in the license. If we fail to meet these obligations, the licensor will have the right to terminate the applicable license or modify certain terms of the license agreement. Generally, the loss of any one of our current licenses, or any other license we may acquire in the future, could harm our business, prospects, financial condition and results of operation.

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

Even if a potential device or product of ours is cleared or approved, it may not be cleared or approved for the indications that are necessary or desirable for a successful commercialization. Our preference will be to obtain as broad an indication as possible for use in connection with the particular disease or treatment for which it is designed. However, the final classification may be more limited than we originally seek. The limitation on use may make the device or product commercially less viable and more difficult, if not impractical, to market. Therefore, we may not obtain the revenues that we seek in respect of the proposed product, and we will not be able to become profitable and provide an investment return to our investors.

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

The market price of our common stock has been volatile, and we expect it to continue to be volatile for the foreseeable future in response to many risk factors listed in this section, and others beyond our control, including:

•	results of clinical trials of our planned products or those of our competitors;
•	actions by regulatory bodies, such as the FDA, that have the effect of delaying or rejecting approvals of our planned products;
•	actual or anticipated fluctuations in our financial condition and operating results;
•	announcements by our customers, partners or suppliers relating directly or indirectly to our products, services or technologies;
•	announcements of technological innovations by us or our competitors;
•	overall conditions in our industry and market;
•	changes in laws or regulations applicable to our planned products;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments or achievement of significant milestones;
•	additions or departures of key personnel;
•	competition from existing products or new products that may emerge;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	disputes or other developments related to proprietary rights, including patents, litigation matters or our ability to obtain intellectual property protection for our technologies;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us or our stockholders;
•	stock price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	reports, guidance and ratings issued by securities or industry analysts; and
•	general economic and market conditions.

If any of the foregoing occurs, it may cause our stock price or trading volume to decline. Stock markets in general, and the market for companies in our industry in particular have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. Investors may not realize any return on their investment in us and may lose some or all of their investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Sales of shares of our common stock may adversely affect the market for our common stock.

If we or our stockholders, particularly our directors, executive officers and significant stockholders, sell, register for sale, or indicate an intent to sell, shares of our common stock in the public market, it may have a material adverse effect on the market price of our common stock.

We maintain a shelf registration statement on Form S-3 pursuant to which we may, from time to time, sell up to an aggregate of $150 million of our common stock, preferred stock, depositary shares, warrants, debt securities or units. We may also issue shares of common stock or securities convertible into or exercisable for our common stock from time to time in connection with financings, acquisitions, investments or otherwise. Any such issuances would result in dilution to our existing stockholders and could cause our stock price to fall.

We do not know whether an active, liquid and orderly trading market will be maintained for our common stock or what the market price of our common stock will be and as a result it may be difficult for you to sell your common stock.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Private Placement

On February 7, 2017, we entered into a securities purchase agreement with Robert W. Duggan and Maky Zanganeh (the “Investors”), pursuant to which we agreed to issue and sell to the Investors an aggregate of 819,673 shares of our common stock at a price per share of $6.10 (the “Shares”), for gross proceeds of approximately $5 million (the “Private Placement”).

Pursuant to this Private Placement we sold the Shares to “accredited investors,” as that term is defined in the Securities Act of 1933, in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act and corresponding provisions of state securities or “blue sky” laws. The Investors represented that they were acquiring the Shares for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. Pursuant to the Purchase Agreement, we agreed to file a registration statement to cover the resale of the Shares and to keep such registration statement effective until the date on which all of the Shares are either sold pursuant to the registration statement or can be sold publicly without restriction or limitation under Rule 144 under the Securities Act of 1933. On June 30, 2017, we filed a registration statement on Form S-3 covering the resale of the Shares in satisfaction of such requirement.

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

PULSE BIOSCIENCES, INC.

Date: August 9, 2017	By:	/s/ BRIAN B. DOW
Brian B. Dow
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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