Form 10-Q
period 2017-09-30
Pulse Biosciences, Inc.
filed 2017-11-08
CIK 1625101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

Form 10-Q

___________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Number of shares outstanding of the issuer’s common stock as of October 31, 2017: 16,341,256

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PULSE BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands except par value amounts)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$32,423	$2,089
Investments	9,618	14,306
Prepaid expenses and other current assets	512	268
Total current assets	42,553	16,663
Property and equipment, net of accumulated depreciation	2,635	317
Intangible assets, net of accumulated amortization	6,044	6,543
Goodwill	2,791	2,791
Other asset	101	—
Total assets	$54,124	$26,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$914	$265
Accrued expenses	1,168	751
Deferred rent, current	392	—
Total current liabilities	2,474	1,016

Deferred rent	1,715	—
Total liabilities	4,189	1,016

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized – 5,000 shares; issued and outstanding – none	—	—
Common stock, $0.001 par value: authorized – 45,000 shares; issued and outstanding – 16,341 shares and 13,315 shares at September 30, 2017 and December 31, 2016, respectively	16	13
Additional paid-in capital	79,391	37,898
Accumulated other comprehensive loss	(2)	(7)
Accumulated deficit	(29,470)	(12,606)
Total stockholders’ equity	49,935	25,298
Total liabilities and stockholders’ equity	$54,124	$26,314

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Revenue	$—	$—	$—	$—
Operating expenses:
General and administrative	4,159	893	9,151	2,063
Research and development	3,200	1,739	7,333	4,182
Amortization of intangible assets	166	166	499	499
Total operating expenses	7,525	2,798	16,983	6,744
Other income:
Interest income	39	31	119	35
Total other income	39	31	119	35
Net loss	(7,486)	(2,767)	(16,864)	(6,709)
Other comprehensive loss:
Unrealized gain on available-for-sale securities, net of tax	4	—	5	—
Comprehensive loss	$(7,482)	$(2,767)	$(16,859)	$(6,709)
Net loss per share:
Basic and diluted net loss per share	$(0.52)	$(0.21)	$(1.19)	$(0.66)
Weighted average shares used to compute net loss per common share — basic and diluted	14,381	13,315	14,141	10,235

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine-Month Periods Ended
	September 30,
(in thousands)	2017	2016
Cash flows from operating activities:
Net loss	$(16,864)	$(6,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	196	70
Amortization of intangible assets	499	499
Stock-based compensation	6,403	627
Net premium amortization on investments	24	3
Landlord incentive for tenant improvements	2,119	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(244)	(463)
Accounts payable	649	184
Accrued expenses	207	56
Other asset	(101)	—
Deferred rent	(12)	—
Net cash used in operating activities	(7,124)	(5,733)
Cash flows from investing activities:
Purchases of property and equipment	(2,407)	(64)
Purchases of investments	(11,363)	(14,096)
Maturities of investments	16,034	—
Net cash provided by (used) in investing activities	2,264	(14,160)
Cash flows from financing activities:
Proceeds from issuance of common stock	34,944	20,915
Proceeds from exercise of warrants	50	—
Proceeds from exercises of stock options	200	—
Net cash provided by financing activities	35,194	20,915
Net increase in cash	30,334	1,022
Cash and cash equivalents at beginning of period	2,089	3,606
Cash and cash equivalents at end of period	$32,423	$4,628

Supplemental disclosure of noncash investing and financing activities:
Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	$—	$627
Equipment purchased in accrued expenses	109	—
Financing costs not yet paid	101	—

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

 (Unaudited)

In this Quarterly Report, references to “Pulse,” “Pulse Biosciences,” “we,” “us,” “our” and the “Company” refer to Pulse Biosciences, Inc. and its wholly-owned subsidiaries, unless expressly indicated or the context otherwise requires.

1.  Description of the Business

Pulse Biosciences, Inc., incorporated in Nevada on May 19, 2014, is a clinical-stage medical technology company developing commercial clinical applications for its proprietary Nano-Pulse Stimulation (“NPS”) technology. NPS is a novel patented technology that leverages nano-second duration energy pulses that have demonstrated effective local tumor control and the initiation of an adaptive immune response in pre-clinical studies. The Company is pursuing a number of potential clinical applications for NPS, including oncology, dermatology, aesthetics and other minimally invasive applications where the Company believes NPS may provide greater benefits compared to current therapies and treatments. The Company’s headquarters and research facility are located in Hayward, California.

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of the Company’s management, the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) have been prepared on a consistent basis with the Company’s December 31, 2016 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The Financial Statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission and, as permitted by such rules and regulations, omit certain information and footnote disclosures necessary to present the financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The condensed consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for completed financial statements. These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K, filed on March 20, 2017. The results of operations for the three-month and nine-month periods ended September 30, 2017 are not necessarily indicative of the results to be expected for the entire year or any future periods.

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the nine-month period ended September 30, 2017, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Basic and diluted net loss per common share is the same for all periods presented because all warrants, stock options and restricted stock units outstanding are anti-dilutive.

The following outstanding stock options, warrants and restricted stock units were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Nine-Month Periods Ended
	September 30,
	2017	2016
Common stock warrants	705,121	874,610
Common stock options	2,326,676	1,254,790
Restricted stock units	229,774	—
Total	3,261,571	2,129,400

Reclassification

Certain items in the prior period financial statements have been reclassified to conform to the presentation in the current period financial statements.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

During March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting. This ASU simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU requires that excess tax benefits and deficiencies be recognized as income tax benefit or expense in the income statement. The Company adopted this ASU as of January 1, 2017. The adoption of this ASU did not have a significant impact on the Company’s financial position.

Recently Issued Accounting Standards

During May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued an update to defer the effective date of this update to periods beginning after December 15, 2017. This updated standard becomes effective for the Company in the first quarter of fiscal year 2018. The Company expects to adopt this standard upon commencing revenue generating activities. Since the Company has not recognized or generated revenue to date, it does not expect the adoption of this pronouncement on January 1, 2018 to have any impact to its financial statements.

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

During May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting. This standard provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This standard does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive.  The amendments in this ASU are effective for the Company effective beginning January 1, 2018, with early adoption permitted. This ASU should be applied prospectively on and after the effective date. The Company is currently evaluating the impact of adopting this standard.

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

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis as of September 30, 2017 and December 31, 2016, respectively (in thousands):

		September 30, 2017				December 31, 2016
Assets	Classification	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$32,030	$—	$—	$32,030	$1,726	$—	$—	$1,726
Commercial paper	Investments	—	3,339	—	3,339	—	—	—	—
Corporate bonds	Investments	—	5,779	—	5,779	—	13,289	—	13,289
Asset-backed security	Investments	—	500	—	500	—	1,017	—	1,017
Total assets measured at fair value		$32,030	$9,618	$—	$41,648	$1,726	$14,306	$—	$16,032

The Company did not have any financial liabilities measured on a recurring basis as of September 30, 2017 or December 31, 2016.

During the nine-month period ended September 30, 2017, there were no transfers between Level 1, Level 2 or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

4.    Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Leasehold improvements	$2,228	$—
Laboratory equipment	486	425
Software	31	20
Furniture, fixtures, and equipment	221	17
	2,966	462
Less: Accumulated depreciation	(331)	(145)
	$2,635	$317

During June 2017, the Company prepared to move into new office space in Hayward, California, and its landlord provided $2.1 million for leasehold improvements pursuant to the tenant allowance clause in the lease agreement between the Company and its landlord which has been capitalized and amortized over the shorter of the lease term or estimated useful life.

Depreciation and amortization expense was $147,000 and $25,000 for the three-month periods ended September 30, 2017 and 2016, respectively. Depreciation and amortization expense was $196,000 and $70,000 for the nine-month periods ended September 30, 2017 and 2016, respectively.

5.   Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Acquired patents and licenses	$7,985	$7,985
Less: Accumulated amortization	(1,941)	(1,442)
	$6,044	$6,543

6.   Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Professional fees	$254	$285
Compensation expense	538	261
Financing costs	101	—
Clinical trials	45	—
Other	230	205
	$1,168	$751

7.  Stockholders’ Equity and Stock-Based Compensation

Private Placements

On February 7, 2017, the Company entered into a securities purchase agreement with Robert W. Duggan and Maky Zanganeh (the “Investors”), pursuant to which the Company, in a private placement, issued and sold to the Investors an aggregate of 819,673 shares of the Company’s common stock, par value $0.001 per share, at a price per share of $6.10, for net proceeds of approximately $4,965,000.

On September 24, 2017, the Company entered into a securities purchase agreement with Robert W. Duggan, pursuant to which the Company, in a private placement, issued and sold to Robert W. Duggan an aggregate of 2,000,000 shares of the Company’s common stock, par value $0.001 per share, at a price per share of $15.02, for net proceeds of approximately $29,876,000.    In connection with this private placement, the Company granted certain registration rights to Robert W. Duggan, pursuant to which, among other things, the Company is obligated to prepare and file with the Securities and Exchange Commission a registration statement to register for resale of these shares no earlier than January 2, 2018.

Warrants

During the nine-months ended September 30, 2017, warrants to purchase 169,489 shares of common stock were either cash or net exercised, resulting in the issuance of approximately 136,552 shares of common stock. As of September 30, 2017, 705,121 warrants remained outstanding.

Equity Plans

2017 Equity Incentive Plan

The Board of Directors (the “Board”) of the Company previously adopted, subject to stockholder approval, the Company’s 2017 Equity Incentive Plan (the “2017 Plan”). The Company’s stockholders approved the 2017 Plan at the annual meeting of stockholders held on May 16, 2017 (the “Annual Meeting”).

The 2017 Plan has a 10-year term, and provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and performance shares to employees, directors and consultants of the Company and any parent or subsidiary of the Company, as the Compensation Committee of the Board of Directors may determine. Subject to an annual evergreen increase and adjustment in the case of certain capitalization events, 1,500,000 shares of the Company’s common stock are authorized for issuance pursuant to awards under the 2017 Plan. In addition, shares remaining available under the Company’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”), and shares reserved but not issued pursuant to outstanding equity awards that expire or terminate without being exercised or that are forfeited or repurchased by the Company will be added to the shares of common stock available for issuance under the 2017 Plan. The 2017 Plan is administered by the Board’s Compensation Committee.

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

As of September 30, 2017, the Company had three active equity compensation plans, the outstanding shares under the 2015 Plan, the 2017 Plan and the 2017 ESPP.

The following table summarizes stock option activity for the 2015 Plan and the 2017 Plan for the nine-month period ended September 30, 2017 (in thousands, except per share amounts):

	Stock Options Outstanding
		Weighted	Weighted average
	Number	average	remaining life
	of shares	exercise price	(in years)
Balances — December 31, 2016	1,229	$3.82	7.6
Options granted	1,180	26.36
Options exercised	(70)	3.16
Options canceled	(12)	4.13
Options expired	—	—
Balances — September 30, 2017	2,327	$15.27	8.4
Exercisable	721

The Company did not issue any common stock under the 2017 ESPP during the nine-month period ended September 30, 2017.

Stock-based Compensation

Total stock-based compensation expense consisted of the following (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2017	2016	2017	2016
General and administrative	$2,778	$183	$5,287	$478
Research and development	572	55	1,116	149
Total stock-based compensation expense	$3,350	$238	$6,403	$627

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

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2017	2016	2017	2016
Expected term in years	6.1	6.1	5.3 - 6.1	6.1
Expected volatility	80%	80%	80%	80%
Risk-free interest rate	1.8%	1.2%	1.8 - 2.1%	1.3%
Dividend yield	—	—	—	—

The Company granted stock options to a non-employee during the nine-month period ended September 30, 2017. The Company uses the Black-Scholes option-pricing model to estimate the fair value of awards granted to nonemployees. The measurement of stock-based compensation for nonemployees is subject to periodic adjustments as the underlying equity instruments vest, and the resulting change in value, if any, is recognized in the Company’s consolidated statements of operations during the period the related services are rendered. The fair value of a nonemployee stock option during the nine-month period ended September 30, 2017 was estimated using the following assumptions: expected term: 9.4 years; expected volatility: 80%; risk-free interest rate: 2.3%; and dividend yield: none. The Company did not grant any stock options to non-employees during the three-month period ended September 30, 2017.

The Company estimated the fair value of ESPP on the grant date using the Black-Scholes option pricing model. The estimated fair value of ESPP is amortized on a straight-line basis over the requisite service period of the awards. The Company reviews, and when deemed appropriate, updates the assumptions used on a periodic basis. The Company utilizes its own volatility in the Black-Scholes option pricing model to determine the fair value of ESPP. The fair value of ESPP was estimated using the following weighted-average assumptions:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2017	2016	2017	2016
Expected term in years	0.5 - 1.0	N/A	0.8 - 1.3	N/A
Expected volatility	95%	N/A	95%	N/A
Risk-free interest rate	1.1 - 1.2%	N/A	1.1 - 1.2%	N/A
Dividend yield	—	N/A	—	N/A

The fair value of restricted stock unit (“RSUs”) awards is determined based on the number of units granted and the closing price of the Company’s common stock as of the grant date.  The estimated fair value of RSUs is recognized on a straight-line basis over the requisite service period. During June 2017, the Company granted 160,974 RSUs to an officer, with a cliff vest in June 2018. The stock-based compensation expense related to these RSUs was approximately $1,275,000 and $1,607,000 for the three-month and nine-month periods ended September 30, 2017, respectively.

During the three-month period ended September 30, 2017, the Company granted 68,800 RSUs to certain employees which vest 50% on June 1, 2019 with the remaining 50% vesting on June 1, 2021. In the event of a change in control, these RSUs vest 100%. The stock-based compensation expense related to these RSUs was approximately $34,000 for both the three-month and nine-month periods ended September 30, 2017.

8.   Research Grants and Agreements

Sponsored Research Agreement

The Company entered into a Sponsored Research Agreement (“SRA”) with the Old Dominion University Research Foundation (“ODURF”) during 2014 pursuant to which the Company sponsors research activities performed by ODURF’s Frank Reidy Center. ODURF is compensated by the Company for its conduct of each study in accordance with the budget and payment terms set forth in the applicable task order. During the second quarters of 2017 and 2016, the Company agreed to sponsor $740,000 and $1.0 million, respectively, in research during the subsequent 12-month period to be funded through monthly payments made upon ODURF certifying, to the Company’s reasonable satisfaction, that ODURF has met its obligations pursuant to the specified task order and statement of work. The principal investigator may transfer funds with the budget as needed without the Company’s approval so long as the obligations of ODURF under the task order and statement of work remain unchanged and unimpaired. In addition, during 2017, the Company agreed to provide $300,000 in research funding to researchers affiliated with ODURF and Eastern Virginia Medical School matching funds made available to those researchers by the Virginia Biosciences Health Research Corporation. The Company’s sponsorship affords access to certain intellectual property, if any, developed during the project. As of September 30, 2017, there was approximately $150,000 remaining available under this sponsorship.

During the three-month periods ended September 30, 2017 and 2016,  the Company paid and incurred costs relating to the SRA equal to $260,000 and $250,000, respectively. During the nine-month periods ended September 30, 2017 and 2016, the Company paid and incurred costs relating to the SRA equal to $585,000 and $664,000, respectively.

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

The landlord provided the Company with improvement allowances in the amount of approximately $135.00 per rentable square foot of the Premises that were applied towards the costs of construction of the initial improvements in the Premises. The Company remains responsible for any improvement costs in excess of the foregoing allowances. During the nine-month period ended September 30, 2017, the landlord incurred approximately $2.1 million related to the initial tenant leasehold improvements and the Company capitalized these leasehold improvements to property and equipment and a corresponding deferred rent liability on its balance sheet.

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

During the three-month periods ended September 30, 2017 and 2016, rent expense, including common area maintenance charges, was approximately $101,000 and $56,000, respectively. During the nine-month periods ended September 30, 2017 and 2016, rent expense, including common area maintenance charges, was approximately $239,000 and $155,000, respectively.

10.   Related Party Transactions

MDB Capital Group, LLC (“MDB”) provided investment banking, executive recruiting and intellectual property management services to the Company. The Company’s former Chairman of the Board, Robert Levande, was a Senior Managing Director of MDB throughout his tenure on the Company’s Board of Directors.

During the three-month and nine-month periods ended September 30, 2016, the Company incurred $0 and $100,000, respectively, for services rendered by MDB with respect to intellectual property management.

In connection with the initial public offering during May 2016, the underwriting syndicate led by MDB received $1,800,000 in underwriting discounts, $160,000 in unaccountable expense reimbursement and warrants valued in aggregate of $1,443,000.

During September 2017, the Company entered into a securities purchase agreement with Robert W. Duggan, a significant stockholder of the Company and Chairman of the Board effective November 2, 2017, pursuant to which the Company issued and sold to Robert W. Duggan an aggregate of 2,000,000 shares of the Company’s common stock, par value $0.001 per share, at a price per share of $15.02. At the time of the transaction, Mr. Duggan owned approximately 27% of the Company’s then outstanding securities and approximately 36% upon completion of the transaction.

On November 2, 2017, the Company appointed Ken Clark to the Board of Directors. Mr. Clark is a member of the law firm of Wilson Sonsini Goodrich and Rosati (“WSGR”), which is also outside corporate counsel to the Company. During the three-month and nine-month periods ended September 30, 2017, the Company incurred expenses for legal services rendered by WSGR totaling approximately $233,000 and $525,000, respectively.

11.  Subsequent Events

On November 2, 2017, the Company’s board of directors accepted the resignations of Robert J. Greenberg, M.D., Ph.D., Robert M. Levande, Mitchell E. Levinson and Thierry B. Thaure as directors, including the resignation of Mr. Levande as Chairman of the Board and the resignations of Dr. Greenberg, Mr. Levinson and Mr. Thaure from the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee of the Board. In connection with their resignations, Dr. Greenberg, Mr. Levande, Mr. Levinson and Mr. Thaure will each receive a lump sum cash stipend equivalent to their annual retainer, prorated for the remainder of their respective term, and all equity awards held by each individual were fully vested.

On November 2, 2017, the Company’s board of directors elected Kenneth A. Clark, Robert W. Duggan, Thomas J. Fogarty, M.D. and Manmeet S. Soni as directors. Mr. Clark, Mr. Duggan, Dr. Fogarty and Mr. Soni will serve until their respective terms expire at the annual meeting of stockholders to be held in 2018 and until their successors are duly elected and qualified or until their earlier death, resignation or removal.  In addition, to fill in the vacancies created by the departures of Dr. Greenberg, Mr. Levande, Levinson and Mr. Thaure, the Company’s board of directors appointed (i) Mr. Duggan to serve as Chairman of the Board; (ii) Dr. Fogarty, Mr. Soni and Maky Zanganeh to serve as members of the Audit Committee, with Mr. Soni serving as Chair of the Audit Committee; (iii) Mr. Soni and Dr. Zanganeh to serve as members of the Compensation Committee, with Dr. Zanganeh serving as Chair of the Compensation Committee; and (iv) Mr. Clark, Mr. Duggan and Dr. Fogarty to serve as members of the Nominating and Corporate Governance Committee, with Mr. Clark serving as Chair of the Nominating and Corporate Governance Committee.

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

Recent Accounting Pronouncements

Refer to “Recent Accounting Pronouncements” in Note 2 of Notes to Condensed Consolidated Financial Statements of this Quarterly Report.

Results of Operations

Comparison of the three-month periods ended September 30, 2017 and 2016

Our condensed consolidated statements of operations as discussed herein are presented below:

	Three-Month Periods Ended
	September 30,
(in thousands)	2017	2016	$ Change
Revenue	$—	$—	$—
Operating expenses:
General and administrative	4,159	893	3,266
Research and development	3,200	1,739	1,461
Amortization of intangible assets	166	166	—
Total operating expenses	7,525	2,798	4,727
Other income:
Interest income	39	31	8
Total other income	39	31	8
Net loss	$(7,486)	$(2,767)	$4,719

General and Administrative

General and administrative expenses increased by $3,266,000 to $4,159,000 for the three-month period ended September 30, 2017, from $893,000 during the same period in 2016 primarily due to $2,596,000 of increased stock-based compensation expense, $264,000 of increased compensation costs, $211,000 of increased professional and consulting costs, and $46,000 of increased insurance costs. Stock-based compensation increased principally due to the higher Black-Scholes values and grant date intrinsic value ascribed to options and restricted stock units, respectively, granted during 2017.  These higher values can be attributed to the increase in the fair market value of our common stock which is a primary component in valuing equity grants leading to stock-based compensation.  Headcount increases during 2017 also contributed to increased stock-based compensation as well as compensation costs more broadly. General and administrative expenses are expected to increase substantially during 2017 compared to 2016 and this growth is expected to continue into and through 2018 reflecting the buildout of additional operational infrastructure to support the increased level of clinical and development activities, in addition to increased operational compliance activities.

Research and Development

Research and development expenses increased by $1,461,000 to $3,200,000 for the three-month period ended September 30, 2017, from $1,739,000 during the same period in 2016 due primarily to $517,000 of increased stock-based compensation costs, $337,000 of increased clinical trial costs, $303,000 of increased compensation costs, $112,000 of increased prototype and development supplies costs and $88,000 of increased depreciation expense. Stock-based compensation increased principally due to the higher Black-Scholes values and grant date intrinsic value ascribed to options and restricted stock units, respectively, granted during 2017.  Headcount increases during 2017 also contributed to increased stock-based compensation as well as compensation costs more broadly. Clinical trial costs increased due to the Company’s clinical study of NPS for the treatment of seborrheic keratosis.  This study was initiated and conducted during 2017. Prototype and development supplies increased due to timing of component part acquisitions as additional clinical systems we assembled for current and planned clinical trials and next generation systems were being designed. Increases in depreciation expense are primarily attributable to the depreciation of leasehold improvements recorded to property and equipment in the second quarter of 2017. Research and development expenses are expected to continue to increase substantially during 2017 compared to 2016 and into and through 2018 as we expand our clinical study activities by initiating additional studies, continue development and enhancement of our PulseTx system in preparation for additional clinical trials and commercialization, and pursue regulatory clearance for our technology.

Comparison of the nine-month periods ended September 30, 2017 and 2016

Our condensed consolidated statements of operations as discussed herein are presented below:

	Nine-Month Periods Ended
	September 30,
(in thousands)	2017	2016	$ Change
Revenue	$—	$—	$—
Operating expenses:
General and administrative	9,151	2,063	7,088
Research and development	7,333	4,182	3,151
Amortization of intangible assets	499	499	—
Total operating expenses	16,983	6,744	10,239
Other income:
Interest income	119	35	84
Total other income	119	35	84
Net loss	$(16,864)	$(6,709)	$10,155

General and Administrative

General and administrative expenses increased by $7,088,000 to $9,151,000 in the nine-month period ended September 30, 2017, from $2,063,000 in the same period in 2016 due primarily to $4,809,000 of increased stock-based compensation expense, $1,000,000 of increased professional and consulting costs, $744,000 of increased compensation costs, $168,000 of increased insurance costs, $94,000 of increased office supplies costs and $92,000 of increased travel expenses. Stock-based compensation increased principally due to the higher Black-Scholes values and grant date intrinsic value ascribed to options and restricted stock units, respectively, granted during 2017.  Headcount increases during 2017 also contributed to increased stock-based compensation as well as compensation costs more broadly. Professional, consulting and insurance costs increased primarily as a result of increased costs incurred due to operations and reporting obligations as a public company. The increase in office supplies costs was due to the Company’s move to new office space in the third quarter of 2017.

Research and Development

Research and development expenses increased by $3,151,000 to $7,333,000 in the nine-month period ended September 30, 2017, from $4,182,000 in the same period in 2016 due primarily to $967,000 of increased stock-based compensation costs, $692,000 of increased consulting and outside services costs, $674,000 of increased compensation costs, $558,000 of increased clinical trial expense, $93,000 of increased depreciation expense and $99,000 of increased other expenses, partially offset by $79,000 of decreased sponsored research expenses. Stock-based compensation increased principally due to the higher Black-Scholes values and grant date intrinsic value ascribed to options and restricted stock units, respectively, granted during 2017. Headcount increases during 2017 also contributed to increased stock-based compensation as well as compensation costs more broadly. Consulting and outside services increased due to increased product development activities, including those around the 510(k) submission to the FDA. Clinical trial costs increased due to the Company’s clinical study of NPS for the treatment of seborrheic keratosis that was initiated and conducted during 2017. Increases in depreciation expense are primarily due to the depreciation of leasehold improvements recorded to property and equipment in the second quarter of 2017.

Sponsored research expenses decreased mainly due to the timing of sponsored research activities conducted by Old Dominion University Research Foundation (“ODURF”) during the nine-month period ended September 30, 2017 compared to the corresponding period in 2016. Prototype and development supplies increased due to timing of component part acquisitions as additional clinical systems we assembled for current and planned clinical trials and next generation systems were being designed.

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

During February 2017, we entered into a securities purchase agreement with Robert W. Duggan and Maky Zanganeh (the “Investors”), pursuant to which we, in a private placement, issued and sold to the Investors an aggregate of 819,673 shares of our common stock, par value $0.001 per share, at a price per share of $6.10, for net proceeds of approximately $4,965,000.

During September 2017, we entered into a securities purchase agreement with Robert W. Duggan, pursuant to which we, in a private placement, issued and sold to Robert W. Duggan an aggregate of 2,000,000 shares of our common stock, par value $0.001 per share, at a price per share of $15.02, for net proceeds of approximately $29,876,000.

Our condensed consolidated statements of cash flows as discussed herein are presented below:

	Nine-Month Periods Ended
	September 30,
(in thousands)	2017	2016
Net cash used in operating activities	$(7,124)	$(5,733)
Net cash provided by (used) in investing activities	2,264	(14,160)
Net cash provided by financing activities	35,194	20,915
Net increase in cash	30,334	1,022

At September 30, 2017, we had cash, cash equivalents and investments of $42.0 million. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements through the next twelve months; however, we plan to raise additional capital in the future. These expectations are based on our current operating and financing plans which are subject to change. Until we are able to generate sustainable product revenues at profitable levels, we expect to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such additional funds may not be available on terms acceptable to us or at all. If we raise funds by issuing equity or equity-linked securities, our stockholders will be diluted and the holders of new equity securities may have priority rights over our existing stockholders. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into agreements on unattractive terms. Our inability to raise capital could have a material adverse effect on our business, financial condition and results of operations.

Operating Activities

Our primary uses of cash in operating activities are for ongoing product development.

During the nine-month period ended September 30, 2017, we used cash of $7.1 million in operating activities. The difference between cash used in operating activities and net loss consisted primarily of stock-based compensation and depreciation and amortization, cash received from our landlord for tenant improvements, a net increase in accounts payable and accrued expenses, partially offset by increased prepaid expenses and other current assets and other assets.

During the nine-month period ended September 30, 2016, we used cash of $5.7 million in operating activities. The difference between cash used in operating activities and net loss consisted primarily of depreciation and amortization and stock-based compensation, offset by increased prepaid expenses and other current assets and deferred offering costs and increased accounts payable.

Investing Activities

Our investing activities consist primarily of investment purchases, sales and maturities and capital expenditures.

During the nine-month period ended September 30, 2017, $4.7 million of cash was provided by net maturities of investments, partially offset by $2.4 million of cash used for leasehold improvement and equipment purchases.

During the nine-month period ended September 30, 2016, we used cash of $14.2 million for investing activities for the purchase of investments and office and laboratory equipment.

Financing Activities

During the nine-month period ended September 30, 2017, cash provided from financing activities was $35.2 million primarily due to private placements in February 2017 and September 2017, as well as cash received from stock option and warrant exercises.

During the nine-month period ended September 30, 2016, cash provided from financing activities was $20.9 million due to the net proceeds received from our initial public offering, after deducting underwriting discounts and commissions and other offering costs.

Contractual Obligations

There have been no material changes outside the ordinary course of our business to the contractual obligations disclosed in our 2016 Annual Report on Form 10-K.

Frank Reidy Research Center Agreement

As provided for in the license agreement with ODURF and Eastern Virginia Medical School, effective on November 6, 2014, we sponsored certain approved research activities at ODURF’s Frank Reidy Research Center under a sponsored research agreement. In June 2017, we agreed to sponsor $740,000 in research from July 1, 2017 to June 30, 2018. During the three-month periods ended September 30, 2017, we paid and incurred costs relating to the sponsored research agreement equal to $260,000. During the nine-month periods ended September 30, 2017,  we paid and incurred costs relating to the sponsored research agreement equal to $585,000.

In addition, during 2017, we agreed to provide $300,000 in research funding to researchers affiliated with ODURF and Eastern Virginia Medical School matching funds made available to those researchers by the Virginia Biosciences Health Research Corporation. Our sponsorship affords access to certain intellectual property, if any, developed during the project. As of September 30, 2017, there was approximately $150,000 remaining under this sponsorship.

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

We took possession of the Premises in late June 2017 and moved into the Premises in July 2017. The Premises is being used for our corporate headquarters and principal operating facility. The term of the Lease is sixty-two (62) months which commenced on July 1, 2017. Base rent was abated for the first two (2) months of the Lease term and thereafter will be $42,400 per month during the first year of the Lease term, with specified annual increases thereafter until reaching approximately $50,300 per month during the last two (2) months of the Lease term. We paid a refundable security deposit of approximately $101,000. The landlord is obligated to provide us with improvement allowances in the amount of approximately $135.00 per rentable square foot of the Premises, which has and will be applied towards the costs of construction of the initial improvements in the Premises. We will be responsible for any such improvement costs in excess of the foregoing allowances. We may also be required to reimburse the landlord for certain expenses during the Lease term. We have the right to extend the Lease term by five (5) years upon written notice not more than twelve (12) months nor less than nine (9) months prior to the expiration of the original Lease term, with monthly payments equal to the “Fair Rental Value” as defined in the Lease. Our lease obligations as of December 31, 2016 for less than one year, one to three years, three to five years and more than five years is approximately $0.3 million, $1.1 million, $1.1 million and $0.3 million, respectively.

Off-Balance Sheet Arrangements

At September 30, 2017, we did not have any transactions, obligations or relationships that constitute off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. No liability associated with such indemnification agreements has been recorded as of September 30, 2017.

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

Foreign Exchange Risk

The majority of our expense and capital purchasing activities are transacted in U.S. dollars. We do not currently have any international operations. We may incur foreign exchange gains or losses in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, as of September 30, 2017. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable level of assurance due to a material weakness in internal control over financial reporting discussed below (a) to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) to include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the audit of our financial statements as of and for the year ended December 31, 2016, we identified a material weakness in our internal control over financial reporting. The material weakness related to a lack of effective controls to adequately restrict access and segregate duties. Specifically, due to the limited number of staff in our accounting function, certain personnel had the ability to prepare and post journal entries without a qualified independent review performed by someone without this ability. Upon identifying this material weakness, we performed additional procedures to evaluate the impact on the financial statements. Based on these procedures, we believe the material weakness did not result in any material misstatements to our financial statements and we believe the consolidated financial statements included in this Quarterly Report present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles. However, this material weakness could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our financial statements that would not be prevented or detected. We are implementing measures designed to improve our internal control over financial reporting to remediate this material weakness, including the following:

•	We are evaluating our accounting system access rights so that there are accounting personnel without journal entry access who can perform review activities.
•	We are formalizing our internal control documentation and strengthening supervisory reviews by our management.
•	We have added, and are in the process of adding, additional accounting personnel and will be segregating duties amongst accounting personnel.

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

Changes in Internal Control over Financial Reporting

Except for the remediation efforts described above, there have been no changes in our internal control over financial reporting that occurred during the nine-month period ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

We cannot give any assurance that we will be able to obtain all the necessary funding that we may need. We believe that we will require additional capital in the future to fully develop our technologies and planned products to the stage of a commercial launch. We have pursued and may pursue additional funding through various financing sources, including the private sale of our equity and debt securities, licensing fees for our technology, joint ventures with capital partners and project type financing. If we raise funds by issuing equity or equity-linked securities, dilution to our stockholders will result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. We also may seek government based financing, such as development and research grants. There can be no assurance that funds will be available on commercially reasonable terms, if at all.

The incurrence of indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish, or license to a third party on unfavorable terms, our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might otherwise be able to achieve more favorable terms. In addition, we may be forced to work with a partner on one or more of our products or market development programs, which could lower the economic value of those programs to us.

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

We are highly dependent upon the principal members of our management team, including our Chief Executive Officer, Darrin Uecker, and the members of our scientific and engineering teams. These persons have significant experience and knowledge with sub-microsecond pulsed electric fields and more broadly in life sciences and medical technologies. The loss of any team member could impair our ability to design, identify, and develop new intellectual property and new scientific or product ideas. The loss of a key employee, the failure of a key employee to perform in his or her current position or our inability to attract and retain skilled employees could result in our inability to continue to grow our business or to implement our business strategy. We compete for qualified management and scientific personnel with other life science companies, academic institutions and research institutions. Our employees could leave our company with little or no prior notice and may be free to work for a competitor. If one or more of our senior executives or other key personnel were unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and other senior management may be required to divert attention from other aspects of the business. In addition, we do not have “key person” life insurance policies covering any member of our management team or other key personnel. The loss of any of these individuals or any inability to attract or retain qualified personnel, including scientists, engineers and others, could prevent us from pursuing collaborations and materially and adversely affect our product development and introductions, business growth prospects, results of operations and financial condition.

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

Any growth that we experience in the future could provide challenges to our organization, requiring us to expand our sales personnel and manufacturing operations and general and administrative infrastructure. Future growth will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. Rapid expansion in personnel could mean that less experienced people carry out our research and development activities, manufacture our PulseTx System devices and market and sell our NPS technology, therapies and treatments, which could result in inefficiencies and unanticipated costs, reduced quality and disruptions to our operations. In addition, rapid and significant growth may strain our administrative and operational infrastructure, and the failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties could have a material adverse effect on our business, financial condition and results of operations and our ability to timely execute our business plan. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed.

Rapidly changing technology in life sciences could make the products we are developing obsolete.

The life sciences industries are characterized by rapid and significant technological changes, frequent new product introductions and enhancements and evolving industry standards. Our future success will depend on our ability to continually develop and then improve the products that we design and to develop and introduce new products that address the evolving needs of our customers on a timely and cost-effective basis. We also will need to pursue new market opportunities that develop as a result of technological and scientific advances. These new market opportunities may be outside the scope of our proven expertise or in areas which have unproven market demand. Any new products developed by us may not be accepted in the intended markets. Our inability to gain market acceptance of new products could harm our future operating results.

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

In addition, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) to offset future taxable income. We believe that we have had one or more ownership changes, and, as a result, a portion of our existing NOLs may be subject to limitation. Future changes in our stock ownership could result in additional limitations. We may not be able to utilize a material portion of our NOLs even if we attain profitability.

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

In connection with the audit of our financial statements as of and for the year ended December 31, 2016, we identified a material weakness in our internal control over financial reporting. The material weakness related to a lack of effective controls to adequately restrict access and segregate duties. Specifically, due to the limited number of staff in our accounting function, certain personnel had the ability to prepare and post journal entries without a qualified independent review performed by someone without this ability. Upon identifying this material weakness, we performed additional procedures to evaluate the impact on the financial statements. Based on these procedures, we believe the material weakness did not result in any material misstatements to our financial statements. However, this material weakness could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our financial statements that would not be prevented or detected. We are implementing measures designed to improve our internal control over financial reporting to remediate this material weakness, including the following:

•	We are evaluating our accounting system access rights so that there are accounting personnel without journal entry access who can perform review activities.
•	We are formalizing our internal control documentation and strengthening supervisory reviews by our management.
•	We have added, and are in the process of adding, additional accounting personnel and will be segregating duties amongst accounting personnel.

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

In addition to the remediation efforts related to the material weakness described above, we are in the process of designing and implementing internal control over financial reporting required to comply with Section 404 of the Sarbanes Oxley Act. This process will be time consuming, costly and complicated. If during the evaluation and testing process, we identify one or more other material weaknesses in our internal control over financial reporting, our management will be unable to assert that our internal control over financial reporting is effective. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

If we fail to obtain and maintain necessary regulatory clearances or approvals for our devices, or if clearances or approvals for future devices and indications are delayed or not issued, our commercial operations would be harmed.

Our devices are medical devices that are subject to extensive regulation by FDA in the United States and by regulatory agencies in other countries where we plan to do business. Government regulations specific to medical devices are wide-ranging and govern, among other things:

•	device design, development and manufacture;
•	laboratory, preclinical and clinical testing, labeling, packaging, storage and distribution;
•	premarketing clearance and approval;
•	record keeping;
•	device marketing, promotion and advertising, sales and distribution; and
•	post-marketing surveillance, including reporting of deaths and serious injuries and recalls and correction and removals.

Before a new medical device, or a new intended use for, an existing device can be marketed in the United States, a company must first submit and receive either 510(k) clearance or premarketing approval, or PMA from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA will determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device based on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-

supporting or implantable devices. Products that are approved through a PMA application generally need FDA approval before they can be modified. Similarly, some modifications made to products cleared through a 510(k) may require a new 510(k). Either process can be expensive, lengthy and unpredictable. We may not be able to obtain the necessary clearances or approvals or may be unduly delayed in doing so, which could harm our business. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the device, which may limit the market for the device. For example, during September 2017, the FDA requested that we submit additional data in connection with our application seeking clearance of our PulseTx System for soft tissue ablation. Subsequent to this FDA request, we chose to withdraw our application, so as to enable us to collect additional data and with the intent of submitting the data in a subsequent application.

The FDA and the Federal Trade Commission, or FTC, also regulate the advertising and promotion of our devices to ensure that the claims we make are consistent with our regulatory clearances, that there are adequate and reasonable data to substantiate the claims and that our promotional labeling and advertising is neither false nor misleading in any respect. If the FDA or FTC determines that any of our advertising or promotional claims are misleading, not substantiated or not permissible, we may be subject to enforcement actions, including FDA warning letters, and we may be required to revise our promotional claims and make other corrections or restitutions.

FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:

•	adverse publicity, warning letters, fines, injunctions, consent decrees and civil penalties;
•	repair, replacement, refunds, recall or seizure of our devices;
•	operating restrictions, partial suspension or total shutdown of production;
•	refusing our requests for 510(k) clearance or premarket approval of new devices, new intended uses or modifications to existing devices;
•	withdrawing 510(k) clearance or premarket approvals that have already been granted; and
•	criminal prosecution.

If any of these events were to occur, our business and financial condition would be harmed.

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

The safety and effectiveness of NPS-based treatments and therapies may depend, in part, on the function of firmware run by the microprocessors embedded in the device and associated software. This firmware and software is proprietary to us. While we have made efforts to test the firmware and software extensively, it is potentially subject to malfunction which in turn may harm a patient. Further, it may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, or similar problems. Any of these might result in harm to a patient or the unauthorized release of confidential medical, business or other information of other persons or of ours.

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

We perform final assembly of our devices to support our current research and development activities at our facility in California. We believe we have adequate manufacturing capacity for these purposes. However, if demand for our planned products increases significantly, we will need to either expand our manufacturing capabilities or outsource to other manufacturers. We have no corporate experience in commercial-scale manufacturing of our planned products, and we currently rely upon third-party suppliers to manufacture and supply components for our NPS devices. The manufacture of these products in compliance with the FDA’s regulations requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of medical device products often encounter difficulties in production, including difficulties with production costs and yields, quality control, quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced FDA requirements, other federal and state regulatory requirements, and foreign regulations.

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

We may never receive regulatory approvals, including from the FDA, for any potential therapies, devices or products in the United States or in any foreign market. For example, during September 2017, the FDA requested that we submit additional data in connection with our application seeking clearance of our PulseTx System for soft tissue ablation. Subsequent to this FDA request, we chose to withdraw our application, so as to enable us to collect additional data and with the intent of submitting the data in a subsequent application.  As such, it is highly speculative as to any timing for our planned products to be approved or commercialized. Investors need to take a long-term approach to an investment in our securities, as the commercial realization of our technology is speculative and well in the future.

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

The FDA may make requests or suggestions regarding conduct of our clinical trials, resulting in an increased risk of difficulties or delays in obtaining regulatory approval in the US. As part of the process for regulatory approval, we may, from time to time, elect to withdraw an application. For example, during September 2017, the FDA requested that we submit additional data in connection with our application seeking clearance of our PulseTx System for soft tissue ablation. Subsequent to this FDA request, we chose to withdraw our application, so as to enable us to collect additional data and with the intent of submitting the data in a subsequent application.

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

The market price of our common stock has been volatile, and we expect it to continue to be volatile for the foreseeable future in response to many risk factors listed in this section, and others beyond our control, including:

•	results of clinical trials of our planned products or those of our competitors;
•	actions by regulatory bodies, such as the FDA, that have the effect of delaying or rejecting approvals of our planned products;
•	actual or anticipated fluctuations in our financial condition and operating results;
•	announcements by our customers, partners or suppliers relating directly or indirectly to our products, services or technologies;
•	announcements of technological innovations by us or our competitors;
•	overall conditions in our industry and market;
•	changes in laws or regulations applicable to our planned products;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments or achievement of significant milestones;
•	additions or departures of key personnel;
•	competition from existing products or new products that may emerge;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	disputes or other developments related to proprietary rights, including patents, litigation matters or our ability to obtain intellectual property protection for our technologies;
•	announcements or expectations of additional financing efforts;
•	sales of our common stock by us or our stockholders;
•	stock price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	reports, guidance and ratings issued by securities or industry analysts; and
•	general economic and market conditions.

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

Sales or purchases of shares of our common stock may adversely affect the market for our common stock.

If we or our stockholders, particularly our directors, executive officers and significant stockholders, sell or purchase, register for sale, or indicate an intent to sell or purchase, shares of our common stock in the public market, it may have a material adverse effect on the market price of our common stock.

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

Ownership of large numbers of shares by our principal stockholders may limit your ability to influence the outcome of director elections and other transactions requiring stockholder approval.

A significant percentage of our outstanding stock is held by a limited number of investors, including Robert W. Duggan. Mr. Duggan, who was appointed Chairman of the Board effective November 2, 2017, beneficially owns approximately 36% of our outstanding common stock. As a result, such persons will have significant influence over corporate actions requiring stockholder approval, including the following actions:

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

Management currently beneficially holds a small percentage of our common stock. Other than their positions as directors or officers, and the restriction on the stockholders being able to call a special meeting limited to holders of 10% or more of the outstanding shares of common stock, our management will not be able to greatly influence corporate actions requiring stockholder approval.

Robert W. Duggan’s significant ownership position may deter or prevent efforts by other companies to acquire us, which could prevent our stockholders from realizing a control premium.

Robert W. Duggan, who was appointed Chairman of the Board effective November 2, 2017, beneficially owns approximately 36% of our outstanding common stock. As a result of Robert W. Duggan’s significant ownership and position as Chairman of the Board, other companies may be less inclined to pursue an acquisition of us and therefore we may not have the opportunity to be acquired in a transaction that stockholders might otherwise deem favorable, including transactions in which our stockholders might realize a substantial premium for their shares.

Robert W. Duggan could sell or transfer a substantial number of shares of our common stock, which could depress the price of our securities or result in a change in control of our company.

Robert W. Duggan is not subject to any contractual restrictions with us on its ability to sell or transfer our common stock on the open market, in privately negotiated transactions or otherwise, and these sales or transfers could create substantial declines in the price of our securities or, if these sales or transfers were made to a single buyer or group of buyers, could contribute to a transfer of control of our company to a third party. Sales by Robert W. Duggan of a substantial number of shares, or the expectation of such sales, could cause a significant reduction in the market price of our common stock.

Four of our directors resigned in November 2017 and we added four new directors to our board of directors at such time, which may lead to changes in our operations.

Four new directors were elected to our board of directors, and four existing directors resigned from our board of directors, on November 2, 2017. One of the new directors, Robert W. Duggan, who was appointed Chairman of the Board, beneficially owns approximately 36% of our outstanding common stock. Because of these recent additions and resignations, our board of directors has not worked together as a group for an extended period of time. This change in the composition of our board of directors may lead to changes in our operations as these new directors analyze our business and contribute to the formulation of business strategies and objectives. Our operating results could be adversely affected as we adjust to new business strategies and objectives.

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

Provisions of our articles of incorporation and bylaws and applicable provisions of Nevada law may delay or discourage transactions involving an actual or potential change in control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. Some of the following provisions in our articles and bylaws that implement these are:

•	5,000,000 shares of “blank check” preferred stock, which may be issued at the discretion of the board of directors, without further approval of the stockholders;
•	stockholders may not vote by written consent;
•	special meetings require a member of the board of directors or a 10% or greater stockholder to call;
•	advance notice provisions for director nominations, or other business to be brought, by a stockholder at a meeting of the Company’s stockholders;
•	no cumulative voting rights for the holders of common stock in the election of directors; and
•	vacancies in the board of directors may be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum.

These provisions may have the effect of entrenching our board of directors and management team or make it more difficult for stockholders to take other corporate actions, and may deprive you of the opportunity to sell your shares to potential acquirers at a premium over prevailing prices.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Private Placements

On February 7, 2017, we entered into a securities purchase agreement with Robert W. Duggan and Maky Zanganeh (the “Investors”), pursuant to which we agreed to issue and sell to the Investors an aggregate of 819,673 shares of our common stock at a price per share of $6.10, for gross proceeds of approximately $5 million.

On September 24, 2017, we entered into a securities purchase agreement with Robert W. Duggan, pursuant to which we agreed to issue and sell to Robert W. Duggan an aggregate of 2,000,000 shares of our common stock at a price per share of $15.02, for gross proceeds of approximately $30 million (collectively with the sale of shares to the Investors on February 7, 2017, the “Private Placements”).

Pursuant to these Private Placements we sold shares of our common stock to “accredited investors,” as that term is defined in the Securities Act of 1933, in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act and corresponding provisions of state securities or “blue sky” laws. The investors represented that they were acquiring the shares of our common stock for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. Pursuant to each purchase agreement, we agreed to file registration statements to cover the resale of such shares of common stock and to keep such registration statement effective until the date on which all of the shares of our common stock are either sold pursuant to the registration statement or can be sold publicly without restriction or limitation under Rule 144 under the Securities Act of 1933. On June 30, 2017, we filed a registration statement on Form S-3 covering the resale of the shares of our common stock in satisfaction of such requirement with respect to the February Private Placement.  With respect to the September Private Placement, we must satisfy such requirement when commercially reasonable, but in any event no earlier than January 2, 2018.

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

Item 3.    Default Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
3.1(1)	Amended and Restated Corporate Bylaws of the Company
10.1(2)	Securities Purchase Agreement, dated September 24, 2017, by and between the Company and Robert W. Duggan
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on October 2, 2017

(2) Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 25, 2017

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

PULSE BIOSCIENCES, INC.

Date: November 8, 2017	By:	/s/ BRIAN B. DOW
Brian B. Dow
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)