Form 10-K
period 2017-12-31
Pulse Biosciences, Inc.
filed 2018-03-16
CIK 1625101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________________

Form 10-K

____________________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant on June 30, 2017, based upon the closing price of Common Stock on such date as reported by Nasdaq Capital Market, was approximately $201,795,000. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the issuer’s common stock as of February 28, 2018: 16,841,172

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement relating to its 2018 Annual Meeting of Stockholders to be held on May 23, 2018 are incorporated by reference into Part III of this Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Part I

Item 1. Business

General

Pulse Biosciences is a clinical stage electroceutical, an electrical energy based therapeutic, company pursuing commercial applications of its proprietary Nano-Pulse Stimulation (NPS) technology. NPS has the potential to significantly benefit patients in a wide variety of medical applications including applications in immuno-oncology and dermatology, and we may pursue many other applications in the future.

Nano-Pulse Stimulation is a non-thermal, precise, focal drug-free electroceutical treatment technology that initiates cell death (the ceasing of biological cellular function) within treated tissue. NPS utilizes nanosecond (billionth of a second) range pulsed electric fields to induce cell signaling and the activation of cellular pathways by creating transient nanopores (a nanometer (billionth of a meter) size hole) in cellular membranes and organelles. Once created, these temporary nanopores allow ions, such as calcium (Ca+), potassium (K+), and sodium (Na+), to pass through these membranes, and in turn disrupt cellular function and initiate cell death. NPS cell death has the potential to eliminate treated tissue cells with a minimal inflammatory response, leading to a favorable healing process and the replacement of treated tissue cells with healthy tissue cells. NPS has demonstrated an excellent safety profile in human clinical studies treating benign (non-cancerous) lesions with 71 patients receiving 736 treatment cycles to date, where a cycle is defined as an electrode deployment in tissue and the delivery of a predefined series of NPS pulses, with no adverse events reported. These treatments have been in healthy skin and benign skin lesions in dermatology.

In pre-clinical models of cancerous lesions, NPS has been shown to induce immunogenic cell death (ICD), a process that leads to the exposure of the unique cancer cell antigens to the immune system, resulting in the generation of cytotoxic T-cells and the mounting of an adaptive immune response targeted against those cells, without any observed toxic side effects. Based on this pre-clinical research, we believe NPS has the potential to offer a novel tumor treatment therapy, as a monotherapy and in combination with other therapies.

The PulseTxTM System (PulseTx) is our proprietary NPS delivery platform comprised of a tunable nanosecond pulse generation system and interchangeable tissue applicators, designed to enable the application of NPS across a variety of tissue treatment applications. We believe the unique biological response of cells to our novel NPS technology enables Pulse Biosciences the opportunity to pursue therapeutic applications across a wide array of tissues types, including cancerous lesions. The favorable healing characteristics of NPS, on non-cancerous tissue afford opportunities in applications such as dermatology and aesthetics, while the ability to initiate ICD holds promise in key applications such as immuno-oncology.

Pulse Biosciences strategy is to deploy the PulseTx System in pilot clinical studies to help identify those applications where NPS represents a high value opportunity. Based on the results of the planned pilot studies and the market opportunity, we will pursue the required regulatory clearances and ultimately commercialize these opportunities.

Our Proprietary Nano-Pulse Stimulation Technology

We are developing a therapeutic tissue treatment platform based upon our proprietary NPS technology. NPS is a local, non-thermal, drug-free, and potentially drug compatible, treatment that can stimulate programmed cell death, a process in which cells systematically eliminate themselves to make way for new cells. The NPS cell death process triggers a cascade of cellular events that in preclinical models, results in tumor destruction and lasting immunity against future tumor growth.

Programmed cell death is a normal process exhibited by many cells in the human body when they are no longer functioning properly. It involves a slow “digestion” of cellular proteins and DNA in the cells that are then recognized and removed by the immune system. When this process results in immunogenic cell death, it stimulates the immune system to generate an immune response that actively seeks out and destroys any similar cells in the body. Pre-clinical studies suggest that NPS can stimulate programmed cell death in non-cancerous cells and ICD in cancer cells.

We believe the unique characteristics of NPS to induce programmed cell death may translate to positive clinical outcomes and may establish NPS as a superior treatment modality across a variety of potential applications, including oncology, dermatology, and other minimally invasive applications where current treatment modalities do not provide benefits comparable to those afforded by NPS.

Cells are the most basic building units of life and are the primary components of tumors and lesions, cancerous and non-cancerous. The function of a cell is dependent on the proper functioning of the cellular organelles, which are a number of smaller cellular structural subunits responsible for carrying out all cellular functions, and include, among others, the mitochondria (cellular energy production), Golgi complex (intracellular cellular transport functions), and endoplasmic reticulum (ER) (protein coding and production). The disruption of the function of one or more of these cellular organelles can result in the dysfunction of the cell as a whole and initiate the programmed cell death process.

It is this nanoporation effect discussed below on disruption of internal cellular membranes and organelle damage that differentiates NPS technology from other energy-based therapies, such as irreversible electroporation (IRE) and radiofrequency ablation (RFA).

NPS exerts an electrical force on water molecules, driving them into the lipid bilayer of the plasma cell membrane and the membranes of the intracellular organelles, producing transient water-filled nanopores. It is this nanoporation effect on internal cellular membranes that differentiates our technology from other energy-based therapies, such as irreversible electroporation (IRE) and radiofrequency ablation (RFA).

The water molecule induced transient pores allow ions to pass through them, and this can have several immediate effects including the release of calcium ions from the endoplasmic reticulum, termination of the mitochondrial membrane potential and disruption of the Golgi apparatus. Downstream effects of NPS include initiating a signaling cascade that we believe results in ICD in immunogenic lesions. ICD is a process by which cells are induced to die in a manner that activates the immune system to both clear the dying tumor cell and enroll immune system cells, such as cytotoxic T cells (CD8+) to recognize and eliminate cells of the same tumor type Alternatively, in non-immunogenic lesions, we believe NPS can initiate a positive healing with minimal inflammatory response.

The cellular response to NPS is believed to occur in the following steps:

•

Water induced transient nanopores form within the plasma and intracellular membranes immediately resulting in the release of sequestered calcium into the cytoplasm and extracellular space within one second;

•

Phosphatidylserine (PS), a cell signaling compound, is externalized to the cell surface within several seconds and is one marker used by the immune system to target and phagocytose (digest, process and present to the immune system) unhealthy cells;

•	Reactive oxygen species (ROS) generation occurs within approximately one minute;
•

Pyknosis and DNA fragmentation are stimulated within approximately 10 minutes (pyknosis is the shrinking of a cell nucleus along with condensation of the tissue in a cell that is undergoing necrosis or programmed cell death);

•	Calreticulin protein is externalized to the cell surface to become a second marker used by the immune system to target and phagocytose cells within approximately two hours;
•

Caspase activation occurs within approximately three hours (caspases are a family of cellular proteins that are normally inactive but can be activated during programmed cell death to degrade other cellular proteins); and

•	We believe an adaptive immune response to the treated tumor can be triggered over a period of 14-28 days, as demonstrated in pre-clinical models showing the presence of CD8 + T cells.

Potential Benefits of NPS Technology:

•	Fast, precise, and selective treatment of cells in a focal area and demonstrated sparing of non-cellular tissue;
•	Induction of ICD, which can induce an adaptive immune response that targets malignant cells;
•	Focal elimination of unwanted tissue with a favorable healing profile;
•	Reduction of collateral damage to adjacent tissue because non-thermal NPS targets cells, and spares nearby non-cellular tissue;
•	Utilization as a monotherapy or in combination with other therapeutics such as checkpoint inhibitor therapies (αPD-1, αPD-L1, αCTLA-4).

Side Effects of NPS Technology

During the course of conducting human clinical studies in dermatology with the NPS investigational device, 71 patients experienced 736 NPS treatment cycles, with no adverse events reported and dermatologist-confirmed normal healing responses over the time course of the studies. Subsequent histological review of the treated human tissues revealed a predictable and consistent cellular healing response across a wide range of skin types and patient demographics.

Our Proprietary NPS Delivery System

The PulseTx System refers to our newly designed clinical device that delivers our NPS therapies and treatments in our ongoing pre-clinical and clinical trials. The PulseTx is a first-of-its-kind nanosecond pulse generator with interchangeable applicator systems designed to adapt NPS treatments and therapies across multiple clinical and research applications and anatomical targets The PulseTx is comprised of two primary components:

•

The PulseTx Generator: a novel and proprietary tunable pulse generator capable of delivering treatments with varying pulse amplitude, duration, frequency and number. These are the key NPS parameters for stimulating cell death and ICD in tissue. The ability to tune these parameters with the PulseTx generator enables the customization of treatments and therapies for a variety of applications and tissue types.

•

PulseTx Applicator Suite; a suite of interchangeable NPS treatment applicators that deliver NPS directly to the tissue being treated. We are designing a suite of single and multiple use PulseTx Applicators tailored to specific applications, including open or minimally invasive surface, surgery or solid tissue treatments.

We believe that the design of the PulseTx System will allow the system to be deployed in a standard clinic or hospital setting, without the need for special facilities or installation requirements. The first human clinical studies in dermatology utilized the PulseTx device exclusively along with treatment applicators designed for skin treatments, and deployed a wide range of NPS pulse amplitude, duration, frequency and number settings with no system failures reported and positive physician reports for ease-of-use.

We submitted a United States Food and Drug Administration (FDA) 510(k) for the PulseTx System for soft tissue ablation during the first quarter of 2017. The strategy at that time was to obtain a general clearance for soft tissue ablation as a first step in our regulatory path, knowing that prior to commercialization of the PulseTx System we would require additional regulatory approvals for specific indications, either through the 510(k) process or through the Pre-Market Approval process. The decision to pursue the 510(k) for soft tissue ablation at that time was based on timing of our clinical development programs and the belief that it could provide a foundation for pursuing specific indications as we identified the indications we would initially pursue with the PulseTx System. After significant interaction with the FDA during the 510(k) review process we elected to withdraw our submission during the third quarter of 2017 after concluding that we would not be able to provide sufficient and reasonable data requested by the FDA within the review process timeline.

Based on continued communication with FDA, consultation with regulatory experts, recent clinical progress and our clinical program plans, we have decided to focus our regulatory efforts on directly obtaining specific clinical indications as opposed to first pursuing a general soft tissue ablation clearance through the 510(k) process. Though we believe we can generate the data required for a soft tissue ablation clearance, at this time we do not feel it will provide the advantages it may have previously and is not the most expeditious and efficient path to getting a product to market in the indications we feel are going to bring the most value to stakeholders, specifically in immuno-oncology. It is our belief at this time that the most efficient and effective use of our resources is to work with FDA in pursuit of a specific indication in immuno-oncology, and potentially other indications we may wish to pursue, such as dermatology. These specific indications may go through the 510(k), De Novo, or Pre-Market Approval processes at FDA.

Applications

Oncology

We believe that NPS may afford a new immunotherapy treatment modality in certain cancers, either as a standalone therapy or in combination with other therapies currently available and in development. It is well established that cancer cells can be recognized by the immune system. Under normal circumstances, these cancer cells will be detected by the immune surveillance system and eliminated. However, when cancer cells either evade or defeat the immune surveillance system, tumors grow and spread in an unregulated manner resulting in malignancies and, over time, may even cause the lack or loss of response to treatments.

We believe that NPS may offer a novel approach to treating tumors as a monotherapy and in combination with other therapies. Pre-clinical research demonstrates that NPS can eliminate treated tumors, can disrupt the tumor microenvironment of treated tumors and can induce immunogenic cell death in a drug-free manner. It is believed that ICD stimulates the immune system’s ability to detect tumor cell antigens and mount an immune response specifically against those tumor cells that were treated with NPS.

Specifically, when tumors are treated with NPS, the cellular transient nanopores in individual tumor cells trigger endoplasmic reticulum stress, the release of intracellular calcium, ROS is produced and the emission of danger-associated molecular patterns (DAMPs), signals that alert the innate immune system to unscheduled cell death. As a result, these tumor cells undergo ICD, which is a unique form of cell death that is responsible for recruiting immune cells to the site of the NPS-treated tumors for antigen processing and presentation.

ICD is a desirable form of cell death in cancer therapy as it exhibits a preference for the cross-presentation of tumor cell antigens in the lymph nodes. The hallmark of ICD and cross-presentation is the generation of an adaptive immune response including CD4+ helper-T cells and, more important for killing cancer cells, CD8+ cytotoxic-T cells. In effect, NPS may serve as an in situ personalized cancer vaccination against an individual’s own tumors. Furthermore, based on preclinical studies, we believe the microenvironment in NPS-treated tumors is modified and that the protective mechanisms surrounding the tumor are reduced and possibly eliminated.

The ability of NPS to initiate an immune response against cancerous tumors and the related cancer microenvironment may lend itself more favorably to immunogenic cancers. Cancer immunogenicity reflects a tumor’s ability to stimulate an immune response. It has been hypothesized that cancer immunogenicity increases with mutation rate, meaning the more mutations a tumor has, the greater the chance of mutations generating an immune response. Cancers with the highest mutation rates include melanoma, certain lung cancers, and bladder cancer.

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

During 2017 we advanced our pre-clinical immuno-oncology research into companion animals and initiated our first investigatory and feasibility study of NPS in veterinary medicine for the treatment of advanced canine oral melanoma. The study was designed to investigate the safety, local tumor control and to look for signs of an immune response as a result of NPS treatment in canines with oral melanoma at stage 3 or above, meaning those dogs with evidence of metastatic disease. The follow-up period of this study was 112 days.

In 2017 five animals were treated under a protocol with this study design. The five animals treated during 2017 underwent a total of 11 procedures and 224 individual NPS treatment cycles. All cycles were successfully delivered using the PulseTx System and there were no serious adverse events reported during the study. The animals returned home the day of treatment. There was a single adverse event noted in one dog several weeks after treatment, where the mandible bone was exposed inside the oral cavity and showed signs of damage where the tumor infiltrated the bone and was treated with NPS.

The five canines treated had tumors ranging from 2.5cm to 6.1cm in their longest dimension. All NPS treatments resulted in acute reduction of the tumor volume, demonstrating that NPS can reduce tumor volume in this disease state. Two animals survived through the 112-day follow-up period, with one animal having no visible tumor at last report, which was seven months post initial NPS treatment. Three of the five animals had progressive disease during the 112-day follow-up period and were euthanized prior to the end of the study due to progressive disease. Though there were no definitive conclusions that can be drawn in this small number of animals with regard to an immune response we did observe immune cell changes in the lymph nodes and peripheral blood of the two animals that completed the study follow up that provide some evidence of potential immune response to the NPS treatment. Based on the local tumor control results and the demonstrated safety profile of NPS we have observed across all of our studies, and the confidence established with our veterinary oncology clinicians during this study, we are preparing to commence a follow-on canine study evaluating NPS in the treatment of stage I and stage II canine oral melanoma and expect to initiate the study during 2018. We believe treating earlier in the disease progression will provide enhanced opportunities to demonstrate the potential of NPS in treating the primary tumor and the initiation and progression of an immune response.

We are in the early stages of planning to initiate our first human clinical oncology study in patients with unresectable in-transit melanoma. We continue working with our KOLs to finalize the study design in preparation for what will likely be an investigational device exemption filing with the FDA during the second half of 2018.

Dermatology/Aesthetics

We believe NPS has high potential to offer improved clinical outcomes for a broad range of dermatology conditions and aesthetic skin applications for which targeted removal of skin lesions is medically or cosmetically desirable. Current dermatology procedures to remove lesions or undesired skin tissue typically involve either excision (e.g. surgery)  or the use of extreme heat (e.g. lasers or radiofrequency energy) or extreme cold (e.g. cryoablation).

Our novel NPS non-thermal mechanism for removing undesired skin lesions has the potential for both minimizing collateral damage to surrounding healthy tissue and minimizing the inflammatory response as compared to standard treatment modalities, both of which can help contribute to cosmetically desired appearance of the skin when the lesion is eliminated, and the skin is healed.

During 2017 we completed our first-in-human study utilizing our NPS technology and the PulseTx in a healthy tissue, pre-abdominoplasty (commonly known as a “tummy tuck”) study. This human skin safety and dose response study allowed for evaluation of tissue effects of a wide range of NPS energy doses on healthy skin that was scheduled for subsequent removal. Over 170 individual sections of skin were tested during the course of the study, with no adverse events reported over the maximum 90-day evaluation period.  Treatments were well tolerated with standard local anesthesia. The analysis of investigator evaluations, clinical photographs, and microscopic examination of tissue samples consistently demonstrated a pattern of controlled programmed cell death of targeted tissue in the upper layer of the skin (the epidermis) where many skin lesions are located, and a tissue sparing effect in the dermal skin layer. This finding of selective epidermal effects was consistent and apparent in the study across tested NPS delivery settings which adjusted pulse amplitude, frequency, duration and number of pulses. An independent dermatopathologist concluded NPS has a low risk of undesired dermal damage and noted a quantifiable restoration of a normal population of the melanocytes that produce skin pigment in the epidermis.  These important first studies of human safety and mechanisms of action in skin confirm a broad efficacy dose-response curve, and evidence of a wide range of settings that could be utilized to elicit desired responses in future studies of treating abnormal skin conditions, and a unique non-thermal cellular mechanism of action not seen with thermal-based energy treatments. In addition, a specialized immunohistochemistry stain called Caspase-3 provided the first human evidence of programmed cell death, which clearly confirms a unique cellular mechanism of action that is more commonly seen with chemotherapeutic agents or radiation emitting devices.

Based on the promising results from our NPS abdominoplasty dose-response study, during 2017 we initiated and completed treatments and primary follow-up in a multi-center, 58-patient study of NPS for the treatment of a common benign skin lesion, Seborrheic Keratosis (SK). Each patient underwent treatment on three separate SK lesions with one lesion left untreated as a comparative control. Treatments were well tolerated with standard local anesthesia, and no adverse events were reported. Study results have been accepted for presentation at the 38th American Society for Laser Medicine & Surgery Annual Conference on Energy-Based Medicine & Science being held in Dallas, Texas on April 11 to 15, 2018.

We continue to evaluate potential clinical targets in dermatology and to assess the effects of NPS on various tissue and skin types having recently completed a dose-response ranging study evaluating NPS clinical safety and histological effects on facial skin planned for excision in a subsequent facelift procedure. Patient tolerance of facial skin treatment was excellent, and there were no adverse events reported for the entire range of tested energy settings.

We intend to pursue clinical studies of NPS in dermatology applications during 2018 with the longer-term plan of demonstrating the benefits of NPS in a range of dermatology conditions. We have identified multiple, potentially high value applications in dermatology for which the non-thermal effects of NPS in skin lesion disorders may lead to improved patient experiences and improved outcomes when compared to existing more destructive lesion removal methods. Potential application candidates in dermatology beyond Seborrheic Keratosis include; sebaceous hyperplasia, keloid scars, warts, Basal Cell Carcinoma, Squamous Cell Carcinoma (SCC), and Actinic Keratosis. Key considerations in prioritizing our initial clinical applications for study include, a substantial market size for skin treatments that are more typically paid directly by patients, a likelihood of favorable clinical outcomes based on the continued analysis of our dose response study data and unique cellular mechanisms, comparisons to the current standards of care for lesion removal. In addition, these first human studies of NPS dose response for various skin conditions provide important experience that guide device design, dose-response decisions, and mechanism of action insights that will guide future use for oncology applications and provide important evidence of safety that will support future regulatory filings.

Strategy

We have consolidated several different entities working on nanosecond pulsed electric fields, and we now own or license 60 issued patents and 66 filed patent applications in the United States and worldwide. This novel platform technology with IP protection allows us to follow a broad, platform-based approach to introducing our NPS technology and related therapies and devices.

Our strategy is to:

•

Develop a general purpose NPS platform for use across a broad array of applications.  We have developed and continue developing a versatile nanosecond pulse generation system, the PulseTx System, that can produce pulses of variable number, width, amplitude, and frequency and can be used with various applicator types and deployed into a wide range of applications;

•

Demonstrate the unique benefits of our NPS technology and the PulseTx System across a number of compelling treatment applications.  We intend to conduct multiple clinical trials to demonstrate the unique ability of NPS to treat tissues across a number of applications with the highest value to patients and clinicians. We believe that a solid foundation of clinical data will provide the opportunity to pursue regulatory clearances and demonstrate to clinicians and patients the favorable treatment outcomes and patient experience afforded by our technology;

•	Commercialize applications where NPS has the highest value to clinicians and patients, from a patient outcome, market need, and time to market perspective.

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

We own or license 60 issued patents and 66 filed patent applications in the United States and worldwide to protect the intellectual property on which nanosecond pulsed electric field technology is based. Our United States issued patents are set to expire between 2020 and 2034.

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

Research and Development

We are currently conducting research and development activities in pursuit of commercial applications for our NPS technology but have not yet commercialized or recognized revenue from our technology. Therefore, the majority of our business activities are devoted to research, including clinical trials, related to our core technologies and development of devices and products based on those technologies. Research and development expenses totaled $9.6 million, $5.5 million, and $2.2 million for the years ended December 31, 2017, 2016 and 2015. Research and development expenses are expected to increase substantially during the fiscal year ending 2018, reflecting the increased growth in our operational activities and expansion of our clinical trial programs.

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

In immuno-oncology, we compete with multiple new technologies stimulating the immune system to target cancer. An increased understanding of the multiple mechanisms by which cancer or precancerous cells can evade the immune system has helped researchers develop drugs including those that target immune inhibitors or stimulate T-cell production. For example, approved checkpoint inhibitor therapeutics are administered systemically and modulate the immune system in a more global way, which can lead to significant side effects including autoimmune diseases. Companies with approved checkpoint inhibitors include: Bristol-Myers Squibb and Merck. CAR-T cell therapy has gained attention recently; including a first ever FDA approval; which refers to a therapy where T cells are removed from a patient and modified to express receptors on its surface that are specific to a cancer type. These cells are then cultured and infused back into the body.

We compete with multiple tissue removal technologies. These technologies cause immediate cell necrosis, as compared to programmed cell death, killing cells within seconds to hours following exposure and triggering inflammation. Our technology is unique and differentiated in that NPS stimulates primarily intracellular cell death which we believe would be less traumatic to treated tissue and would result in less scarring or collateral damage to surrounding tissues. Tissue removal technologies include RFA, microwave ablation, cryoablation, laser therapies and irreversible electroporation (IRE).

IRE uses pulsed electric fields at a high voltage in hundreds of microsecond pulse widths. These pulses cause irreversible damage to cell membranes, resulting in necrosis (death) of the tumor cells. However, this technology stimulates nerves and muscles in a manner that makes it common for clinicians to use general anesthesia and muscle blockade during treatment. In contrast, NPS utilizes nano pulses up to 1,000 times shorter than micro pulses. In pre-clinical and clinical studies of over 70 patients, NPS use in fully conscious patients has not required the use of muscle blockade or general anesthesia. Moreover, our NPS technology transiently permeabilizes internal organelles which can lead to a signaling cascade ending in immunogenic cell death as opposed to the primarily necrotic cell death associated with IRE pulsed energy, which is not associated with a lasting immune response.

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

The 510(k) clearance path can be significantly less time-consuming than PMA approval, making this route preferable for a medical device company. Through a 510(k), a company must provide documentation that its device is safe and effective by showing it is substantially equivalent to a device already cleared through a 510(k) or in distribution before May 28, 1976 for which the FDA has not yet required a PMA submission. The FDA has a 90-calendar day review goal from the date of the 510(k) submission to authorize or decline commercial distribution of the device. However, similar to the PMA process, approval may take longer than this 90-day goal. If the FDA resolves that the product is not substantially equivalent to a predicate device, a clearance will not be granted.

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

Pervasive and Continuing Regulation

After a device is placed on the market, numerous regulatory requirements continue to apply. These include:

•

The FDA’s Quality System Regulation (QSR) which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

•	labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label uses;

•	clearance or approval of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use;

•

medical device reporting (MDR), regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur; and

•	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

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

The FDA has broad post-market and regulatory enforcement powers. We may be subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Public Health to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers.

Failure to comply with applicable regulatory requirements can result in enforcement action by FDA, which may include any of the following sanctions:

•	warning letters, fines, injunctions, consent decrees and civil penalties;

•	repair, replacement, refunds, recall or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing our requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products;

•	withdrawing 510(k) clearance or premarket approvals that have already been granted; and

•	criminal prosecution.

Regulatory System for Medical Devices in Europe

The European Union consists of 28-member states and has a coordinated system for the authorization of medical devices. The E.U. Medical Devices Directive, or MDD, sets out the basic regulatory framework for medical devices in the European Union. This directive has been separately enacted in more detail in the national legislation of the individual member states of the European Union.

The system of regulating medical devices operates by way of a certification for each medical device. Each certificated device is marked with Conformité Européene (CE) mark which shows that the device has a Certificat de Conformité. There are national bodies known as Competent Authorities in each member state which oversee the implementation of the MDD within their jurisdiction. The means for achieving the requirements for CE mark varies according to the nature of the device. Devices are classified in accordance with their perceived risks, similarly to the U.S. system. The class of a product determines the requirements to be fulfilled before CE mark can be placed on a product, known as a conformity assessment.

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

The definition of “remuneration” has been broadly interpreted to include anything of value, including, for example, gifts, certain discounts, the furnishing of free supplies, equipment or services, credit arrangements, payment of cash and waivers of payments. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered businesses, the statute has been violated. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. In addition, some kickback allegations have been claimed to violate the Federal False Claims Act, discussed in more detail below.

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

U.S. Healthcare Reform

Changes in healthcare policy could increase our costs and subject us to additional regulatory requirements that may interrupt commercialization of our current and future solutions. Changes in healthcare policy could increase our costs, decrease our revenues and impact sales of and reimbursement for our current and future solutions. The Affordable Care Act substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts our industry. The Act contains a number of provisions that impact our business and operations, some of which in ways we cannot currently predict, including those governing enrollments in federal healthcare programs and reimbursement changes.

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

Third-Party Reimbursement

Payment for patient care in the United States is generally made by third-party payors, including private insurers and government insurance programs, such as Medicare and Medicaid. The Medicare program, the largest single payor in the United States, is a federal governmental health insurance program administered by the Centers for Medicare and Medicaid Services, or CMS, and covers certain medical care expenses for eligible elderly and disabled individuals. Because a large percentage of the population with PAD includes Medicare beneficiaries, and private insurers may follow the coverage and payment policies of Medicare, Medicare’s coverage and payment policies are significant to our operations.

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

Employees

As of December 31, 2017, we had 33 full-time employees. Of these employees, 24 were in research and development and nine were in general and administration. Substantially all of our employees are located at our headquarters in Hayward, California. None of our employees are represented by labor unions or are covered by a collective bargaining agreement with respect to their employment. We have not experienced any work stoppages, and we consider our relationship with our employees to be good.

Available Information

We were incorporated in Nevada on May 19, 2014 under the name Electroblate, Inc. Electroblate, Inc. changed its name to Pulse Biosciences, Inc. effective December 8, 2015. Our corporate offices are located at 3957 Point Eden Way, Hayward, California. Our telephone number is (510) 906-4600.

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

Risks Relating to Our Business, Industry and Financial Condition

Since we have a limited operating history and have not commenced any revenue producing operations, it is difficult to evaluate the future of our business.

We are a clinical-stage medical technology company and have not yet commenced revenue-producing operations. To date, our operations on a consolidated basis have consisted of the continued development of our technologies and implementation of the early parts of our business plan. We have incurred significant operating losses in each year since our inception and we expect to continue to incur additional loses for the next several years. In addition, a high percentage of our expenses will continue to be fixed; accordingly, our losses may be greater than expected and our operating results may suffer. We have limited historical financial data upon which we may base our projected revenue and base our planned operating expenses. Our limited operating history makes it difficult to evaluate our technology or prospective operations and business prospects.

We currently have no commercial products or product revenue and may never become profitable.

To date, we have not generated revenue and have relied on financing from the sale of equity securities to fund our operations. We expect that our future financial results will depend primarily on our success in obtaining approval for, launching, selling and supporting our PulseTxTM System or other products based on Nano Pulse Stimulation, or NPS; however, our technology is still in development. We expect to expend significant resources on hiring of personnel, continued scientific and product research and development, potential product testing and preclinical and clinical investigation, intellectual property development and prosecution, marketing and promotion, capital expenditures, working capital, general and administrative expenses, and fees and expenses associated with our capital raising efforts. We expect to incur costs and expenses related to consulting costs, laboratory development costs, hiring of scientists, engineers, and other operational personnel, and the continued development of relationships with potential partners. We are incurring significant operating losses, we expect to continue to incur additional loses for at least the next several years, and we cannot assure you that we will generate revenue or be profitable in the future. Our future products may never be approved or become commercially viable or accepted for use. Even if we find commercially viable applications for our technology, which may include licensing, we may never recover our research and development expenses.

Investment in medical technology is highly speculative, because it entails substantial upfront capital expenditures and significant risk that any potential product will fail to demonstrate adequate efficacy or clinical utility. Investors should evaluate an investment in us in light of the uncertainties encountered by developing medical technology companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could adversely affect the market price of our common stock and could significantly impair our ability to raise capital, expand our business or continue to implement our business plan.

We anticipate needing additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all.

Our ability to continue as a going concern ultimately depends on our ability to generate cash flow from sales that are sufficient to fund operations or to find adequate financing to support our operations. Currently, we have no revenue, do not plan to have revenue in the near term, and do not have arrangements in place for all the anticipated financing that would be required to fully implement our business plan. We plan to raise additional funds in the future.

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

We do not currently conduct any aspects of sales, marketing, large-scale manufacturing or distribution. To be able to commercialize our planned products, we may elect to internally develop all of the foregoing or utilize third parties with respect to one or more of these items. Our reliance on these third parties may reduce our control over these activities; however, reliance on third parties does not relieve us of our responsibility to ensure compliance with all required legal, regulatory and scientific standards. Any failure of these third parties to perform satisfactorily and in compliance with relevant laws and regulations could lead to delays in the development of our planned products, including delays in our clinical trials, or failure to obtain regulatory approval for our planned products, or failure to successfully commercialize our planned products or other future products. Some of these events could be the basis for FDA or other regulatory action, including injunction, recall, seizure or total or partial suspension of production.

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

We have experienced and continue to experience rapid growth in our business. Recent and future growth imposes significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. Rapid expansion in personnel could mean that less experienced people carry out our research and development activities, manufacture our PulseTx System devices and market and sell our NPS technology, therapies and treatments, which could result in inefficiencies and unanticipated costs, reduced quality and disruptions to our operations. In addition, rapid and significant growth may strain our administrative and operational infrastructure, and the failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties could have a material adverse effect on our business, financial condition and results of operations and our ability to timely execute our business plan. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed.

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

We may become involved in litigation that may materially adversely affect us.

From time to time, we may be involved in a variety of claims, lawsuits, investigations and proceedings relating to securities laws, product liability, patent infringement, contract disputes and other matters relating to various claims that arise in the normal course of our business in addition to governmental and other regulatory investigations and proceedings. In addition, third parties may, from time to time, assert claims against us in the form of letters and other communications. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability and/or require us to change our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, financial condition, results of operations and prospects.  See the section entitled “Legal Proceedings” for more detail on our current legal proceedings.

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

Further, in December 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted into law. The change in the tax law will be partially effective in 2017 and fully effective in 2018. The primary impacts to us include a decrease of the corporate income tax rate structure and NOL limitations. These changes will have a material impact to the value of deferred tax assets and liabilities and our future taxable income and effective tax rate. We are assessing the TCJA with professional advisers, and believe that the impact of the TCJA on our business may not be fully known for some time, until such analysis is complete, the full impact of the new tax law on us in future periods is uncertain, and no assurances can be made by us on any potential impacts.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.

In connection with the audit of our financial statements as of and for the year ended December 31, 2016, we identified a material weakness in our internal control over financial reporting. The material weakness related to a lack of effective controls to adequately restrict access and segregate duties. We implemented measures and remediated the material weakness in 2017; however, we cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to avoid potential future material weaknesses. The existence of one or more material weaknesses could preclude a conclusion that we maintain effective internal control over financial reporting. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.

We are required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or JOBS Act if we continue to take advantage of the exemptions contained in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

The risk of failure of clinical development is high. For example, the vast majority of our in vivo data has been a result of animal testing, and we have only recently completed our first pilot study in humans. It is difficult to predict when or if this or any planned products will prove safe enough to receive regulatory approval. Undesirable side effects caused by NPS or any of our planned products could cause us or regulatory authorities to interrupt, delay or halt clinical trials. They could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority.

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

We believe that the commercial viability of our potential devices and products and related treatments, and therefore our commercial success as a company, may be affected by the availability of government reimbursement and medical insurance coverage and reimbursement for newly approved medical therapies, technologies and devices. Insurance coverage and reimbursement is not assured. It typically takes a period of use in the market place before coverage and reimbursement is granted, if it is granted at all. In the United States and other jurisdictions in Europe and other regions, physicians and other healthcare providers generally rely on insurance coverage and reimbursement for their revenues, therefore this is an important factor in the overall commercialization plans of a proposed product and whether it will be accepted for use in the marketplace. Without insurance coverage and reimbursement for our planned products, we would expect to earn only diminished revenues, if any revenues are earned.

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

We hold licenses from ODURF and EVMS and from AMI-USC to intellectual property relating to the sub-microsecond electric field technology, as well as applicator design and configuration, and pulse generators in addition to the intellectual property that we own for these things. For the continuance of the license with ODURF and EVMS, we must continue to comply with the various obligations set forth in the license. If we fail to meet these obligations, the licensor will have the right to terminate the applicable license or modify certain terms of the license agreement. Generally, the loss of any one of our current licenses, or any other license we may acquire in the future, could harm our business, prospects, financial condition and results of operation. In addition, some of our licenses from third parties limit the field in which we can use the licensed technology. Therefore, in order for us to use such licensed technology in potential future applications that are outside the licensed field of use, we may be required to negotiate new licenses with our licensors or expand our rights under our existing licenses. We cannot assure you that we will be able to obtain such licenses or expanded rights on reasonable terms or at all. In the event a dispute with our licensors were to occur, our licensors may seek to renegotiate the terms of our licenses, increase the royalty rates that we pay to obtain and maintain those licenses, limit the field or scope of the licenses, or terminate the license agreements. In addition, we have limited rights to participate in the prosecution and enforcement of the patents and patent applications that we have licensed. As a result, we cannot be certain that these patents and applications will be prosecuted and enforced in a manner consistent with the best interests of our business. Further, because of the rapid pace of technological change in our industry, we may need to rely on key technologies developed or licensed by third parties, and we may not be able to obtain licenses and technologies from these third parties at all or on reasonable terms. The occurrence of these events may have a material adverse effect on our business, financial condition or results of operations.

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

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. In 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and also may affect patent litigation. These also include provisions that switched the United States from a “first-to-invent” system to a “first-to-file” system, allow third party submission of prior art to the USPTO during patent prosecution and set forth additional procedures to attack the validity of a patent by the USPTO administered post grant proceedings. Under a first-to-file system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective in 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Preclinical studies, clinical trials and post-clinical monitoring and trials required to demonstrate the safety and efficacy of our potential devices and products are and will be time consuming and expensive. If we must conduct additional clinical trials or other studies with respect to any of our proposed product candidates to those that are initially contemplated, if we are unable to successfully complete any clinical trials or other studies, or if the results of these trials or studies are not positive or are only modestly positive, we may be delayed in obtaining marketing approval for the planned products, we may not be able to obtain marketing approval, or we may obtain approval for indications that are not as broad as we seek. Our research and product development costs also will increase if we experience delays in testing or approvals. The completion of clinical trials for our proposed therapies, devices and products could be delayed because of our inability to manufacture or obtain from third-parties materials sufficient for use in preclinical studies and clinical trials; delays in patient enrollment and variability in the number and types of patients available for clinical trials; difficulty in maintaining contact with patients after treatment, resulting in incomplete data; poor effectiveness of proposed devices and products during clinical trials; unforeseen safety issues or side effects; and governmental or regulatory delays and changes in regulatory requirements and guidelines. If we incur significant delays in our clinical trials, our competitors may be able to bring their products to market before we do, which could result in harming our ability to commercialize our planned products. If we experience any of these occurrences our business will be materially harmed.

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

Risks Related to Owning Our Common Stock

The price of our common stock has been, and we expect it to continue to be, highly volatile, and you may be unable to sell your shares at or above the price you paid to acquire them.

The market price of our common stock has been highly volatile, and we expect it to continue to be highly volatile for the foreseeable future in response to many risk factors listed in this section, and others beyond our control, including:

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

We maintain a shelf registration statement on Form S-3 pursuant to which we may, from time to time, sell up to an aggregate of $150.0 million of our common stock, preferred stock, depositary shares, warrants, debt securities or units. We may also issue shares of common stock or securities convertible into or exercisable for our common stock from time to time in connection with financings, acquisitions, investments or otherwise. Any such issuances would result in dilution to our existing stockholders and could cause our stock price to fall.

We do not know whether an active, liquid and orderly trading market will be maintained for our common stock and as a result it may be difficult for you to sell your common stock.

Prior to our initial public offering in May 2016, there was no public market for our common stock. Although our common stock is listed on The Nasdaq Capital Market, the market for our shares has demonstrated varying levels of trading activity. As a result of these and other factors, you may not be able to sell your common stock quickly or at or above the price paid to acquire the stock or at all. Further, an inactive market may also harm our ability to raise capital by selling additional common stock and may harm our ability to enter into strategic collaborations or acquire companies or products by using our common stock as consideration.

Concentration of ownership by our principal stockholders may limit your ability to influence the outcome of director elections and other transactions requiring stockholder approval.

A significant percentage of our outstanding stock is held by a limited number of investors, including Robert W. Duggan. Mr. Duggan, who was appointed Chairman of the Board effective November 2, 2017, beneficially owns approximately 35% of our outstanding common stock. As a result, such persons will have significant influence over corporate actions requiring stockholder approval, including the following actions:

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

Robert W. Duggan, who was appointed Chairman of the Board effective November 2, 2017, beneficially owns approximately 35% of our outstanding common stock. As a result of Robert W. Duggan’s significant ownership and position as Chairman of the Board, other companies may be less inclined to pursue an acquisition of us and therefore we may not have the opportunity to be acquired in a transaction that stockholders might otherwise deem favorable, including transactions in which our stockholders might realize a substantial premium for their shares.

Robert W. Duggan could sell or transfer a substantial number of shares of our common stock, which could depress the price of our securities or result in a change in control of our company.

Robert W. Duggan is not subject to any contractual restrictions with us on his ability to sell or transfer our common stock on the open market, in privately negotiated transactions or otherwise, and these sales or transfers could create substantial declines in the price of our securities or, if these sales or transfers were made to a single buyer or group of buyers, could contribute to a transfer of control of our company to a third party. Sales by Robert W. Duggan of a substantial number of shares, or the expectation of such sales, could cause a significant reduction in the market price of our common stock.

Four of our directors resigned in November 2017 and we added four new directors to our board of directors at such time, which may lead to changes in our operations.

Four new directors were elected to our board of directors, and four existing directors resigned from our board of directors, on November 2, 2017. One of the new directors, Robert W. Duggan, who was appointed Chairman of the Board, beneficially owns approximately 35% of our outstanding common stock. Because of these recent additions and resignations, our board of directors has not worked together as a group for an extended period of time. This change in the composition of our board of directors may lead to changes in our operations as these new directors analyze our business and contribute to the formulation of business strategies and objectives. Our operating results could be adversely affected as we adjust to new business strategies and objectives.

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

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1.07 billion, if we issue more than $1.0 billion in non-convertible debt in a three-year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

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

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our market price and trading volume could decline.

The trading market for our common stock will depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. We currently have no analysts covering us and there can be no assurance that analysts will cover us or provide favorable coverage. If one or more of the analysts who cover us downgrade our stock or change their opinion of our stock, our market price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease approximately 15,700 square feet of premises located in Hayward, California, which is used for our corporate headquarters and principal operating facility. The term of this lease is sixty-two (62) months and commenced on July 1, 2017. We have the right to extend this lease for five years upon written notice not more than twelve months nor less than nine months prior to the expiration of the original lease term.

We believe that our existing facilities will be sufficient to meet our needs in the foreseeable future.

Item 3. Legal Proceedings.

We and certain of our directors have received subpoenas from the Securities and Exchange Commission requesting documents and other information in connection with an investigation into trading in our stock in advance of our September 2017 announcement of the stock purchase agreement executed between us and Robert Duggan. We are cooperating with the investigation. We cannot provide any assurance as to the outcome of the investigation or that such outcome will not have a material adverse effect on our reputation, business, prospects, results of operations, or financial condition.

From time to time, we may be involved in a variety of claims, lawsuits, investigations and proceedings relating to securities laws, product liability, patent infringement, contract disputes and other matters relating to various claims that arise in the normal course of our business in addition to governmental and other regulatory investigations and proceedings. In addition, third parties may, from time to time, assert claims against us in the form of letters and other communications. We currently believe that these ordinary course matters will not have a material adverse effect on our business; however, the results of litigation and claims are inherently unpredictable. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on The Nasdaq Capital Market and has been traded under the symbol “PLSE” since May 18, 2016. Prior to that date, there was no established public trading market for our common stock. As a result, we have set forth quarterly information with respect to the high and low prices for our common stock starting with the second quarter of 2016. The following table sets forth the range of high and low closing sales prices per share for our common stock as reported on the NASDAQ from May 18, 2016 through December 31, 2017:

	2016
	High	Low
2nd Quarter	$4.54	$4.08
3rd Quarter	$6.43	$4.40
4th Quarter	$6.50	$5.21

	2017
	High	Low
1st Quarter	$33.45	$5.96
2nd Quarter	$37.60	$17.61
3rd Quarter	$33.58	$10.26
4th Quarter	$30.33	$18.81

Holders of Record

As of February 28, 2018, there were approximately 37 stockholders of record of our common stock. We believe the actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in “street” name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividend on our common stock and have no present plans to do so. We intend to retain earnings for use in the operation and expansion of our business.

Sales of Unregistered Securities

Private Placements

On February 7, 2017, we entered into a securities purchase agreement with Robert W. Duggan and Maky Zanganeh (the “Investors”), pursuant to which we agreed to issue and sell to the Investors an aggregate of 819,673 shares of our common stock at a price per share of $6.10, for net proceeds of approximately $5.0 million.

On September 24, 2017, we entered into a securities purchase agreement with Robert W. Duggan, pursuant to which we agreed to issue and sell to Robert W. Duggan an aggregate of 2,000,000 shares of our common stock at a price per share of $15.02, for net proceeds of approximately $29.9 million (collectively with the sale of shares to the Investors on February 7, 2017, the “Private Placements”).

Pursuant to these Private Placements we sold shares of our common stock to “accredited investors,” as that term is defined in the Securities Act of 1933, in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act and corresponding provisions of state securities or “blue sky” laws. The investors represented that they were acquiring the shares of our common stock for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. Pursuant to each purchase agreement, we agreed to file registration statements to cover the resale of such shares of common stock and to keep such registration statement effective until the date on which all of the shares of our common stock are either sold pursuant to the registration statement or can be sold publicly without restriction or limitation under Rule 144 under the Securities Act of 1933. On June 30, 2017, we filed a registration statement on Form S-3 covering the resale of the shares of our common stock in satisfaction of such requirement with respect to the February Private Placement. With respect to the September Private Placement, we plan to prepare and file with the Securities and Exchange Commission a registration statement to register for resale of the shares during 2018.

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

The following graph shows a comparison from May 18, 2016 (the date our common stock commenced trading on the Nasdaq Capital Market through December 31, 2017 of the cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for The Nasdaq Composite Index and the Nasdaq Biotechnology Index assume reinvestment of dividends.

Item 6. Selected Financial Data

The following selected consolidated balance sheets as of December 31, 2017, 2016, 2015 and 2014, and the related consolidated statements of operations data for the year ended December 31, 2017, 2016 and 2015, and the consolidated balance sheet data as of December 31, 2017 and 2016, are derived from, and qualified by reference to, our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the period from May 19, 2014 (inception) through December 31, 2014 and selected consolidated balance sheet data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected for any future period. The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

During the years ended December 31, 2016 and 2015, patent legal costs of $0.5 million and $0.4 million, respectively, were reclassified from research and development costs to general and administrative costs. These changes did not impact loss from operations or net loss. These reclassifications are reflected in the table below.

				May 19, 2014
				(inception)
				through
	Year Ended December 31,			December 31,
(in thousands, except per share amounts)	2017	2016	2015	2014
Revenue	$—	$—	$—	$—
Operating expenses:
General and administrative	15,503	3,415	1,621	43
Research and development	9,646	5,506	2,181	26
Amortization of intangible assets	665	665	666	111
Costs of business acquisitions	—	—	—	120
Total operating expenses	25,814	9,586	4,468	300
Other income:
Interest income	247	68	—	—
Total other income	247	68	—	—
Loss from operations, before income taxes	(25,567)	(9,518)	(4,468)	(300)
Income tax benefit	—	—	(1,657)	(23)
Net loss	$(25,567)	$(9,518)	$(2,811)	$(277)

Net loss per share:
Basic and diluted net loss per share	$(1.73)	$(0.86)	$(0.37)	$(0.11)
Weighted average shares used to compute net loss per common share — basic and diluted	14,754	11,009	7,565	2,511

	As of December 31,
	2017	2016	2015	2014
Cash, cash equivalents and investments	$38,069	$16,395	$3,606	$7,009
Working capital	36,268	15,647	3,337	6,866
Total assets	49,821	26,314	14,325	17,896
Total liabilities	3,826	1,016	660	1,821
Total stockholders' equity	45,995	25,298	13,665	16,074

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

Overview

We are a medical technology company developing a non-thermal tissue treatment platform technology based upon our proprietary Nano-Pulse Stimulation (NPS) technology and pursuing applications in oncology, dermatology, general tissue treatment and veterinary medicine. NPS is a novel patented technology which leverages nano-second duration energy pulses that have demonstrated effective local tumor control and the initiation of an adaptive immune response in pre-clinical studies. We believe NPS has the potential to compare favorably with current therapies and treatments in a variety of clinical applications. We are currently conducting research and development activities in pursuit of commercial applications for our NPS technology, but we have not yet commercialized or recognized revenue from our technology.

Plan of Operation

We plan to establish ourselves as a medical technology company with a local, non-thermal, and drug-free treatment platform that initiates cell death in targeted tissue by a process of cell signaling and also induces a systemic adaptive immune response to the targeted tissue. In order to accomplish this, we plan to:

•

Improve our technology by continuing our research and product development efforts. We expect to develop interchangeable tissue applicators to target different tissue types that will leverage the novel characteristics of our technology platform.

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

Long-Lived Assets

We review long-lived assets, consisting of property and equipment and intangible assets, for impairment at each fiscal year end or when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

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

We are subject to U.S. federal income taxes and income taxes in California. As our net operating losses have yet to be utilized, previous tax years remain open to examination by federal authorities and other jurisdictions in which we currently operate or have operated in the past. We are not currently under examination by any tax authority.

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

Components of Results of Operations

Operating Expenses

We generally recognize operating expenses as they are incurred in two general categories, general and administrative costs and research and development costs, as well as non-cash amortization of intangible assets. Our operating expenses also include non-cash components related to depreciation and amortization of property and equipment and stock-based compensation costs, which are allocated, as appropriate, to general and administrative costs and research and development costs.

•

General and administrative expenses consist of salaries and related expenses for executive, finance, legal, human resources, information technology and administrative personnel, professional fees, patent filing fees and costs, insurance costs and other general corporate expenses. We expect general and administrative expenses to increase in the future as we hire personnel and incur additional costs to support the expansion of our research and development activities and our operation as a public company, including higher legal, accounting, insurance, compliance, compensation and other costs.

•

Research and development expenses consist of salaries and related expenses and consulting costs related to the design, development and enhancement of our potential future products, prototypes material and devices, including rent. We expect research and development costs to increase in the future as we conduct clinical trials, develop next generation PulseTxTM systems and pursue commercial applications of our NPS technology.

Reclassification

During the years ended December 31, 2016 and 2015, patent legal costs of $0.5 million and $0.4 million, respectively, were reclassified from research and development costs to general and administrative costs. These changes did not impact loss from operations or net loss. These reclassifications have been reflected in tables and discussion in the Results of Operations section below.

Results of Operations

Comparison of the Years ended December 31, 2017 and 2016

Our consolidated statements of operations as discussed herein are presented below:

	Year Ended
	December 31,
(in thousands)	2017	2016	$ Change
Revenue	$—	$—	$—
Operating expenses:
General and administrative	15,503	3,415	12,088
Research and development	9,646	5,506	4,140
Amortization of intangible assets	665	665	—
Total operating expenses	25,814	9,586	16,228
Other income:
Interest income	247	68	179
Total other income	247	68	179
Loss from operations, before income taxes	(25,567)	(9,518)	16,049
Income tax benefit	—	—	—
Net loss	$(25,567)	$(9,518)	$16,049

General and Administrative

General and administrative expenses increased by $12,088,000 to $15,503,000 in 2017 from $3,415,000 in 2016 due primarily to $8,462,000 of increased stock-based compensation expense, $1,931,000 of increased professional and consulting costs, $949,000 of increased compensation costs, $215,000 of increased insurance costs, $152,000 of increased office supplies costs, $103,000 of increased travel expenses and $69,000 of increased depreciation and amortization expense. Stock-based compensation increased principally due to the higher Black-Scholes values and grant date intrinsic value ascribed to options and restricted stock units, respectively, granted during 2017 and due to the acceleration of former board of director stock options. Headcount increases during 2017 also contributed to increased stock-based compensation as well as compensation costs more broadly. Professional, consulting and insurance costs increased primarily as a result of increased costs incurred due to operations and reporting obligations as a public company, and increased legal costs related to our intellectual property. The increase in office supplies costs was due to the Company’s move to new office space in the third quarter of 2017. Travel expenses increased as a result in the increase in clinical trials being conducted in 2017. Depreciation and amortization expense increased due to increased leasehold improvements purchased and installed in the Hayward Facility around mid-2017. General and administrative expenses are expected to increase substantially during 2018 to support the increased level of clinical and development activities, in addition to increased operational compliance activities.

Research and Development

Research and development expenses increased by $4,140,000 to $9,646,000 in 2017 from $5,506,000 in 2016 due primarily to $1,594,000 of increased stock-based compensation expense, $1,151,000 of increased compensation costs, $883,000 of increased clinical trial expense, $288,000 of increased consulting and outside services costs, $184,000 of increased depreciation and amortization expense and $75,000 of increased lab supplies, partially offset by $144,000 of decreased sponsored research expenses. Stock-based compensation increased principally due to the higher Black-Scholes values and grant date intrinsic value ascribed to options and restricted stock units, respectively, granted during 2017. Compensation costs increased as a result of headcount increases. Clinical trial costs increased due to the Company’s clinical study of NPS for the treatment of seborrheic keratosis that was initiated and conducted during 2017. Consulting and outside services and lab supplies increased due to increased product development activities, including those around the 510(k) submission to the FDA. Depreciation and amortization expense increased due to increased leasehold improvements purchased and installed in the Hayward Facility around mid-2017. Sponsored research expenses decreased mainly due to the timing of sponsored research activities conducted by Old Dominion University Research Foundation (“ODURF”) during 2017 compared to 2016. Research and development expenses are expected to continue to increase substantially during 2018 as we expand our clinical study activities by initiating additional studies, continue development and enhancement of our PulseTx System in preparation for additional clinical trials and commercialization, and pursue regulatory clearance for our technology.

Interest Income

Interest income increased by $179,000 to $247,000 in 2017 from $68,000 due primarily to the increased interest income earned on higher cash equivalent and investment balances as a result of the proceeds received from the private placements closed during 2017.

Comparison of the Years ended December 31, 2016 and 2015

Our consolidated statements of operations as discussed herein are presented below:

	Year Ended
	December 31,
(in thousands)	2016	2015	$ Change
Revenue	$—	$—	$—
Operating expenses:
General and administrative	3,415	1,621	1,794
Research and development	5,506	2,181	3,325
Amortization of intangible assets	665	666	(1)
Total operating expenses	9,586	4,468	5,118
Other income:
Interest income	68	—	68
Total other income	68	—	68
Loss from operations, before income taxes	(9,518)	(4,468)	5,050
Income tax benefit	—	(1,657)	(1,657)
Net loss	$(9,518)	$(2,811)	$6,707

General and Administrative

General and administrative expenses increased by $1,794,000 to $3,415,000 in 2016, from $1,621,000 in 2015. The increase was due primarily to $908,000 of increased compensation costs, $277,000 of increased stock-based compensation expense, $219,000 of increased insurance costs, $151,000 of increased professional and consulting services, $84,000 of increased intellectual property-related legal costs, $58,000 of increased travel costs and $62,000 of increased supplies. Compensation, including stock-based compensation costs, increased due to increased headcount. Insurance, professional and consulting services, travel costs and supplies increased primarily as a result of fees incurred in preparation for and operating as a public company. Intellectual property-related legal costs increased as a result of ongoing research and development.

Research and Development

Research and development expenses increased by $3,325,000 to $5,506,000 in 2016, from $2,181,000 in 2015. The increase was due primarily to $1,194,000 of increased consulting and outside services, $1,157,000 of increased prototype and development supplies, $813,000 of increased compensation costs, $192,000 of increased stock-based compensation expense and $67,000 of increased facility costs, partially offset by $123,000 of decreased sponsored research expenses. Consultant and outside services and prototype and development supplies increased due to increased product development activities and the costs associated with manufacturing pre-production prototypes. Compensation, including stock-based compensation costs, increased due to increased headcount. Facility costs increased as we expanded our research facility to support increased research and development activities during 2016 compared to the prior year. Sponsored research expenses decreased primarily due to higher grant funding provided in 2015 compared to 2016 related to the sponsored research agreement entered into with Old Dominion University Research Foundation (“ODURF”).

Income Tax Benefit

We recognized an income tax benefit of $1,657,000 in 2015, due primarily to income tax benefit realized from deferred tax assets stemming from the net operating losses generated during 2015, net of the deferred tax liabilities as of December 31, 2015.

Liquidity and Capital Resources

To date, we have not generated any revenues from product sales, and management does not expect to generate revenues from product sales for the next few years. Since inception, we have funded our business plan through the issuance of equity securities and grants from governmental agencies. Over the next few years, we intend to invest in research and development to develop commercially viable products and to assess the feasibility of potential future products. Additionally, we expect that our general and administrative expenses will increase as we continue to incur substantial incremental costs associated with being a public company.

In May and June 2016, we completed our IPO from which we received total net proceeds of $20.3 million, including proceeds from the exercise of the overallotment option granted to the underwriters, net of underwriting discounts and commissions and other offering costs.

In February 2017, we entered into a securities purchase agreement with Robert W. Duggan and Maky Zanganeh (the “Investors”), pursuant to which we, in this private placement, agreed to issue and sell to the Investors an aggregate of 819,673 shares of our common stock at a price per share of $6.10 (the “Shares”) for net proceeds of approximately $5 million (the “Private Placement”).

In September 2017, we entered into a securities purchase agreement with Robert W. Duggan, a significant stockholder of our company and Chairman of the Board effective November 2, 2017, pursuant to which we issued and sold to Robert W. Duggan an aggregate of 2,000,000 shares our common stock at a price per share of $15.02 for net proceeds of approximately $29.9 million. At the time of the transaction, Mr. Duggan owned approximately 27% of our then outstanding securities, and approximately 35% of our outstanding common stock as of December 31, 2017.

Our consolidated statements of cash flows as discussed herein are presented below:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Net cash used in operating activities	$(11,087)	$(8,051)	$(3,317)
Net cash used in investing activities	$(22,998)	$(14,381)	$(86)
Net cash provided by financing activities	$35,382	$20,915	$—
Net increase (decrease) in cash	$1,297	$(1,517)	$(3,403)

At December 31, 2017, we had cash, cash equivalents and investments of $38.1 million. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements for at least the next 12 months from the filing date of our Form 10-K for the fiscal year ended December 31, 2017; however, we plan to raise additional capital in the future. These expectations are based on our current operating and financing plans which are subject to change. Until we are able to generate sustainable product revenues at profitable levels, we expect to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such additional funds may not be available on terms acceptable to us or at all, particularly in light of recent market conditions. If we raise funds by issuing equity or equity-linked securities, the ownership of our stockholders will be diluted and the holders of new equity securities may have priority rights over our existing stockholders. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into agreements on unattractive terms. Our inability to raise capital could have a material adverse effect on our business, financial condition and results of operations.

Operating Activities

During 2017, we used cash of $11.1 million in operating activities. The difference between cash used in operating activities and net loss consisted primarily of stock-based compensation, landlord incentives received for leasehold improvements, depreciation and amortization, increased accounts payable and accrued expenses, partially offset by increased prepaid expenses and other current and non-current assets and decreased deferred rent.

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

Investing Activities

During 2017, we used cash of $23.0 million for investing activities for the purchase of available-for-sale securities, leasehold improvements and equipment.

During 2016, we used cash of $14.4 million for investing activities for the purchase of available-for-sale securities and office and laboratory equipment.

During 2015, we used cash of $86,000 for investing activities for the purchase of office and laboratory equipment.

Financing Activities

During 2017, cash provided from financing activities was $35.4 million due to the net proceeds received from our private placements and the issuance of common stock from the exercise of stock options and warrants.

During 2016, cash provided from financing activities was $20.9 million due to the net proceeds received from our IPO, after deducting underwriting discounts and commissions and other offering costs.

During 2015, we did not have any cash flows from financing activities.

Contractual Obligations

Frank Reidy Research Center Agreement

As provided for in the license agreement with ODURF and Eastern Virginia Medical School, effective on November 6, 2014, we sponsored certain approved research activities at ODURF’s Frank Reidy Research Center under a sponsored research agreement. In June 2017, we agreed to sponsor $740,000 in research from July 1, 2017 to June 30, 2018. During the years ended December 31, 2017 and 2016, we incurred costs relating to the sponsored research agreement equal to $770,000 and $914,000, respectively. As of December 31, 2017, there was $370,000 of approved budget remaining under this research agreement.

In addition, during 2017, we agreed to provide $300,000 in research funding to researchers affiliated with ODURF and Eastern Virginia Medical School matching funds made available to those researchers by the Virginia Biosciences Health Research Corporation. Our sponsorship affords access to certain intellectual property, if any, developed during the project. As of December 31, 2017, there was approximately $150,000 remaining under this sponsorship.

Operating Lease

We leased approximately 4,300 square feet of corporate offices and research facilities in Burlingame, California, at a monthly cost of approximately $21,000. This lease expired on June 30, 2017.

In January 2017, we entered into a new lease agreement (the “Lease”) for premises consisting of approximately 15,700 rentable square feet located in Hayward, California (the “Premises”).

We took possession of the Premises in late June 2017 and moved into the Premises in July 2017. The Premises is being used for our corporate headquarters and principal operating facility. The term of the Lease is sixty-two (62) months which commenced on July 1, 2017. Base rent was abated for the first two (2) months of the Lease term and thereafter will be $42,400 per month during the first year of the Lease term, with specified annual increases thereafter until reaching approximately $50,300 per month during the last two (2) months of the Lease term. We paid a refundable security deposit of approximately $101,000. The landlord provided us with an improvement allowance in the amount of approximately $135.00 per rentable square foot of the Premises, which was applied towards the costs of construction of the initial improvements in the Premises. We also agreed to reimburse the landlord in the event that certain expenses are incurred by the landlord during the Lease term. We have the right to extend the Lease term by five (5) years upon written notice not more than twelve (12) months nor less than nine (9) months prior to the expiration of the original Lease term, with monthly payments equal to the “Fair Rental Value” as defined in the Lease. Our lease obligations as of December 31, 2017 for less than one year, one to three years, three to five years and more than five years is approximately $0.5 million, $1.1 million, $1.0 million and $0, respectively.

The following table summarizes our contractual obligations as of December 31, 2017 (in thousands):

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Rent Obligation	$2,574	$518	$1,090	$966	$—

Off-Balance Sheet Arrangements

At December 31, 2017, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. No liability associated with such indemnification agreements has been recorded as of December 31, 2017.

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

Interest Rate and Market Risk

Our exposure to interest rate and market risk is confined to our cash, cash equivalents and investments, all of which have maturities of less than two years. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of our cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio are not leveraged, are classified as available-for-sale, and are, due to their relatively short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a hypothetical 10% change in market interest rates would have a material negative impact on the value of our investment portfolio.

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

Item 8. Financial Statements and Supplementary Data

PULSE BIOSCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Pulse Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pulse Biosciences, Inc. (as defined in Note 2 to the consolidated financial statements) (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Gumbiner Savett Inc.

We have served as the Company's auditor since 2015.

Santa Monica, California

March 16, 2018

PULSE BIOSCIENCES, INC.

Consolidated Balance Sheets

(in thousands, except par value)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$3,386	$2,089
Investments	34,683	14,306
Prepaid expenses and other current assets	412	268
Total current assets	38,481	16,663
Property and equipment, net	2,570	317
Intangible assets, net	5,878	6,543
Goodwill	2,791	2,791
Other asset	101	—
Total assets	$49,821	$26,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$782	$265
Accrued expenses	1,034	751
Deferred rent, current	397	—
Total current liabilities	2,213	1,016

Deferred rent	1,613	—
Total liabilities	3,826	1,016

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized – 5,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized – 45,000 shares; issued and outstanding – 16,819 shares and 13,315 shares at December 31, 2017 and 2016, respectively	17	13
Additional paid-in capital	84,202	37,898
Accumulated other comprehensive loss	(51)	(7)
Accumulated deficit	(38,173)	(12,606)
Total stockholders’ equity	45,995	25,298
Total liabilities and stockholders’ equity	$49,821	$26,314

See accompanying notes to the consolidated financial statements.

PULSE BIOSCIENCES, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue	$—	$—	$—
Operating expenses:
General and administrative	15,503	3,415	1,621
Research and development	9,646	5,506	2,181
Amortization of intangible assets	665	665	666
Total operating expenses	25,814	9,586	4,468
Other income:
Interest income	247	68	—
Total other income	247	68	—
Loss from operations, before income taxes	(25,567)	(9,518)	(4,468)
Income tax benefit	—	—	(1,657)
Net loss	(25,567)	(9,518)	(2,811)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax	(44)	(7)	—
Comprehensive loss	$(25,611)	$(9,525)	$(2,811)
Net loss per share
Basic and diluted net loss per share	$(1.73)	$(0.86)	$(0.37)
Weighted average shares used to compute net loss per common share — basic and diluted	14,754	11,009	7,565

See accompanying notes to the consolidated financial statements.

PULSE BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2014	7,565	$8	$16,343	$—	$(277)	$16,074
Stock-based compensation expense	—	—	402	—	—	402
Net loss	—	—	—	—	(2,811)	(2,811)
Balance, December 31, 2015	7,565	$8	$16,745	$—	$(3,088)	$13,665
Shares issued upon closing of initial public offering, net of issuance costs of $2,711	5,750	5	20,283	—	—	20,288
Stock-based compensation expense	—	—	870	—	—	870
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(9,518)	(9,518)
Balance, December 31, 2016	13,315	$13	$37,898	$(7)	$(12,606)	$25,298
Shares issued upon closing of private placements, net of issuance costs of $199	2,820	3	34,840	—	—	34,843
Issuance of shares upon exercise of warrants	522	—	50	—	—	50
Issuance of shares upon exercise of stock options	162	1	488	—	—	489
Stock-based compensation expense	—	—	10,926	—	—	10,926
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(44)	—	(44)
Net loss	—	—	—	—	(25,567)	(25,567)
Balance, December 31, 2017	16,819	$17	$84,202	$(51)	$(38,173)	$45,995

See accompanying notes to the consolidated financial statements.

PULSE BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(25,567)	$(9,518)	$(2,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	336	94	51
Amortization of intangible assets	665	665	666
Stock-based compensation	10,926	870	402
Net premium amortization on available-for-sale securities	26	4	—
Landlord incentive for tenant improvements	2,119	—	—
Change in deferred income taxes	—	—	(1,657)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(144)	(135)	(12)
Deferred offering costs	—	(280)	(347)
Accounts payable	517	3	125
Accrued expenses	245	246	305
Other asset	(101)	—	—
Deferred rent	(109)	—	—
Deferred grant revenue	—	—	(39)
Net cash used in operating activities	(11,087)	(8,051)	(3,317)
Cash flows from investing activities:
Purchases of property and equipment	(2,551)	(64)	(86)
Purchase of available-for-sale securities	(43,595)	(19,067)	—
Maturities of available-for-sale securities	23,148	4,750	—
Net cash used in investing activities	(22,998)	(14,381)	(86)
Cash flows from financing activities:
Proceeds from exercises of stock options and warrants	539	—	—
Proceeds from issuance of common stock from private placements, net of issuance costs	34,843	—	—
Proceeds from issuance of common stock from initial public offering, net of issuance costs	—	20,915	—
Net cash provided by financing activities	35,382	20,915	—
Net increase (decrease) in cash	1,297	(1,517)	(3,403)
Cash and cash equivalents at beginning of period	2,089	3,606	7,009
Cash and cash equivalents at end of period	$3,386	$2,089	$3,606

Supplemental disclosure of noncash investing and financing activities:
Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	$—	$627	$—
Equipment purchased in accrued expenses	$38	$18	$104

See accompanying notes to the consolidated financial statements.

PULSE BIOSCIENCES, INC.

Notes to Consolidated Financial Statements

1.  Description of the Business

Pulse Biosciences, Inc., incorporated in Nevada on May 19, 2014, is a medical technology company developing commercial clinical applications for its proprietary Nano-Pulse Stimulation (“NPS”) technology. NPS is a novel patented technology that leverages nano-second duration energy pulses that have demonstrated effective local tumor control and the initiation of an adaptive immune response in pre-clinical studies. The Company is pursuing a number of potential clinical applications for NPS, including oncology and dermatology where the Company believes NPS may provide greater benefits compared to current therapies and treatments. The Company’s headquarters and research facility are located in Hayward, California.

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

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the financial statements of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the Financial Statements and accompanying notes to the Financial Statements.  Estimates include, but are not limited to, the valuation of cash equivalents and investments, clinical trial accruals, the valuation and recognition of share-based compensation and useful lives assigned to long-lived assets. Actual amounts could differ from these estimates.

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

Cash, Cash Equivalents and Investments

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

All of the Company’s investments are subject to a periodic impairment review. The Company recognizes an impairment loss when a decline in the fair value of its marketable investments below the cost basis is judged to be other-than-temporary. Factors considered in determining whether a loss is temporary include the length of time and extent to which the marketable investments fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security and whether or not the Company will be required to sell the security before the recovery of its amortized cost. No impairment losses were incurred during the periods presented.

Property and Equipment

Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life. Equipment is recorded at cost and depreciated using the straight-line method over their estimated useful lives, ranging from three to five years.

Intangible Assets

The Company’s intangible assets consist of acquired patents and licenses, which are being amortized over their estimated useful lives of twelve years.

Long-Lived Assets

The Company reviews long-lived assets, consisting of property and equipment and intangible assets, for impairment during each fiscal year or when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. No impairment losses were incurred during the periods presented.

Goodwill

The Company records goodwill when the consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. The Company reviews goodwill for impairment at least annually or whenever changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. As of December 31, 2017, there has been no impairment of goodwill.

Stock-Based Compensation

The Company recognizes the cost of stock-based compensation in the financial statements based upon fair value. The fair value of stock options is determined as of the grant date using the Black-Scholes option pricing model. The fair value of restricted stock and restricted stock unit (RSU) awards is determined based on the number of units granted and the closing price of the Company’s common stock on the grant date. The fair value of each purchase under the employee stock purchase plan (ESPP) is estimated at the beginning of the offering period using the Black-Scholes option pricing model. The Company’s determination of the fair value of equity-settled awards is impacted by the price of the Company's common stock as well as changes in assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected term that awards will remain outstanding, expected common stock price volatility over the term of the awards, risk-free interest rates and expected dividends. The fair value of an award is recognized over the period during which service is required to be performed in exchange for the award, the requisite service period (usually the vesting period) on a straight-line basis.

Equity instruments issued to non-employees are recorded at their fair value on the measurement date and are subject to periodic adjustments as the underlying equity instruments vest. The fair value of these equity instruments are expensed over the service period.

Estimates of the fair value of equity-settled awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, are affected by assumptions regarding a number of complex variables. Changes in the assumptions can materially affect the fair value of the award and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. The Company determines the volatility factor based on the historical volatilities of comparable public companies in similar industries. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the equity-settled award. For all stock options granted to date, the Company used the Staff Accounting Bulletin, No. 110 (SAB 110) simplified method to calculate the expected term, which is the average of the contractual term and vesting period. Prior to the Company’s IPO, the fair value of common stock was determined by reference to either recent or anticipated cash transactions involving the sale of the Company’s common stock.

The Company recognizes the fair value of stock-based compensation costs in general and administrative costs and in research and development costs, as appropriate, in the Company’s consolidated statements of operations.

Research and Development Costs

Research and development costs consist primarily of compensation costs, fees paid to consultants and outside service providers and organizations (including research institutes at universities), development prototypes and other expenses relating to the acquisition, design, development and testing of the Company’s product candidates. Research and development costs incurred by the Company are expensed as incurred, unless the achievement of milestones, the completion of contracted work, or other information indicates that a different expensing schedule is more appropriate.

Patent Costs

The Company is the owner of numerous domestic and foreign patents. Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and any related patent applications, patent costs not related to acquired patents, including patent-related legal fees, filing fees and other costs, including internally generated costs, are expensed as incurred. During the years ended December 31, 2017, 2016 and 2015, patent costs totaled $0.8 million, $0.5 million and $0.4 million, respectively. Patent costs are included in general and administrative costs in the consolidated statements of operations and comprehensive loss.

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

The Company is subject to U.S. federal income taxes and income taxes in California. As the Company’s net operating losses have yet to be utilized, previous tax years remain open to examination by federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company is not currently under examination by any tax authority.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by U.S. GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. At December 31, 2017 and 2016, the Company had not recorded any liability for uncertain tax positions. The Company includes interest and penalties related to uncertain tax positions as a component of income tax expense.

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

The following outstanding stock options, warrants and restricted stock units to purchase common stock were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2017	2016	2015
Common stock warrants	249,709	874,610	299,625
Common stock options	2,598,659	1,229,355	875,221
Restricted stock units	229,774	—	—
Total	3,078,142	2,103,965	1,174,846

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s Chief Executive Officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. All of the Company’s assets are based in the United States.

Reclassification

Certain items in the prior period financial statements have been reclassified to conform to the presentation in the current period financial statements. During the years ended December 31, 2016 and 2015, patent legal costs of $0.5 million and $0.4 million, respectively, were reclassified from research and development expenses to general and administrative expenses. These changes did not impact loss from operations or net loss.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

During March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting. This ASU simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU requires that excess tax benefits and deficiencies be recognized as income tax benefit or expense in the income statement. The Company adopted this ASU as of January 1, 2017. The adoption of this ASU did not have a significant impact on the Company’s financial statements.

During January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment, which simplifies the accounting for goodwill impairment. This ASU removes Step 2 of the goodwill impairment test, which requires hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The new guidance also requires disclosure of the amount of goodwill at reporting units with zero or negative carrying amounts. ASU 2017-04 is effective for the Company beginning January 1, 2020. The Company elected to early adopt this standard when performing its annual goodwill impairment test in 2017. The adoption of this ASU did not have a significant financial impact on the Company’s financial statements.

During May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting. This standard provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This standard does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The amendments in this ASU are effective for the Company effective beginning January 1, 2018, with early adoption permitted. This ASU should be applied prospectively on and after the effective date. The Company adopted this ASU during 2017. The adoption of this ASU did not have a significant financial impact on the Company’s financial statements.

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

3. Investments and Fair Value of Financial Instruments

Investments

The Company’s investments have been classified and accounted for as available-for-sale. The Company’s investments consisted of the following (in thousands):

	December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$7,216	$—	$(6)	$7,210
Corporate bonds	19,524	—	(33)	19,491
Asset-backed securities	7,994	—	(12)	7,982
Total assets measured at fair value	$34,734	$—	$(51)	$34,683

	December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$13,295	$1	$(7)	$13,289
Asset-backed securities	1,017	—	—	1,017
Total assets measured at fair value	$14,312	$1	$(7)	$14,306

The contractual maturities of the Company’s investments were as follows (in thousands):

	December 31,
Investments	2017	2016
Due in one year	$30,096	$14,306
Due in one to two years	4,587	—
Total	$34,683	$14,306

Fair Value of Financial Instruments

The Company determines the fair value of its financial instruments based on a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels:

Level 1 -  Observable inputs such as quoted prices in active markets for an identical asset or liability that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include money market funds.

Level 2 - Inputs, other than quoted prices included within Level 1, which are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include commercial paper, corporate bonds and asset-backed securities.

Level 3 - Unobservable inputs in which there is little or no market data for the asset or liability which requires the reporting entity to develop its own assumptions. The Company did not classify any of its investments within Level 3 of the fair value hierarchy.

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis (in thousands):

		December 31, 2017
Assets	Classification	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$2,758	$—	$—	$2,758
Commercial paper	Investments	—	7,210		7,210
Corporate bonds	Investments	—	19,491	—	19,491
Asset-backed securities	Investments	—	7,982	—	7,982
Total assets measured at fair value		$2,758	$34,683	$—	$37,441

		December 31, 2016
Assets	Classification	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$1,726	$—	$—	$1,726
Corporate bonds	Investments	—	13,289	—	13,289
Asset-backed security	Investments	—	1,017	—	1,017
Total assets measured at fair value		$1,726	$14,306	$—	$16,032

During year ended December 31, 2017 and 2016, the Company did not record impairment charges related to its marketable investments. During the year ended December 31, 2017 and 2016, the Company did not have any transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy. Additionally, the Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2017 or December 31, 2016.

4.  Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2017	2016
Leasehold improvements	$2,257	$—
Laboratory equipment	484	425
Furniture, fixtures and equipment	231	17
Software	79	20
	3,051	462
Less: Accumulated depreciation and amortization	(481)	(145)
	$2,570	$317

During June 2017, the Company prepared to move into new office space in Hayward, California, and its landlord provided $2.1 million for leasehold improvements pursuant to the tenant allowance clause in the lease agreement between the Company and its landlord which has been capitalized and amortized over the shorter of the lease term or estimated useful life.

Depreciation and amortization expense for the years ended December 31, 2017, 2016 and 2015 was $336,000, $94,000 and $51,000, respectively.

5.  Intangible Assets, Net

Intangible assets primarily consist of a license to utilize certain patents, know-how and technology relating to NPS for biomedical applications acquired from Old Dominion University Research Foundation, Eastern Virginia Medical School, and the University of Southern California. In addition, the Company entered into a Sponsored Research Agreement with Old Dominion University’s Frank Reidy Research Center for Bioelectrics, a leading research organization in the field, which includes certain intellectual property rights arising from the research.

Intangible assets, net consisted of the following (in thousands):

	December 31,
	2017	2016
Acquired patents and licenses	$7,985	$7,985
Less: Accumulated amortization	(2,107)	(1,442)
	$5,878	$6,543

A  schedule of the amortization of intangible assets for the five years ending December 31, 2018 through 2022 and thereafter is as follows (in thousands):

Year Ending December 31:
2018	$665
2019	666
2020	665
2021	666
2022	665
Thereafter	2,551
$5,878

6.  Goodwill

In 2014, the Company acquired three companies (the “acquisitions”) for aggregate consideration of $5.5 million. In accordance with ASC Topic 805, Business Combinations, the Company recorded goodwill of $2.8 million in connection with the acquisitions as the consideration paid exceeded the fair value of the net tangible assets and the intangible assets acquired.

The Company reviews goodwill for impairment at least annually or whenever changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Based on the Company’s annual impairment test as of December 31, 2017, 2016 and 2015, the Company determined that no impairment of goodwill existed, and was not aware of any indicators of impairment at such date.

7.  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2017	2016
Compensation expense	$685	$261
Professional fees	211	285
Other	73	205
Supplies	65	—
	$1,034	$751

8.  Stockholders’ Equity and Stock-Based Compensation

Preferred Stock

The Company has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share, none of which were outstanding at December 31, 2017 and 2016. The Company’s Board of Directors has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, without any further vote or action by the Company’s stockholders.

Common Stock

The Company has authorized a total of 45,000,000 shares of common stock, par value $0.001 per share.

Initial Public Offering

During May 2016 through June 2016, the Company closed its initial public offering (“IPO”), whereby the Company sold 5,749,846 shares of common stock at $4.00 per share. The Company received net proceeds of approximately $20.3 million from the IPO, including proceeds from the exercise of the overallotment option granted to the underwriters, net of underwriting discounts and commissions and other offering costs.

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

On September 24, 2017, the Company entered into a securities purchase agreement with Robert W. Duggan, pursuant to which the Company, in a private placement, issued and sold to Robert W. Duggan an aggregate of 2,000,000 shares of the Company’s common stock, par value $0.001 per share, at a price per share of $15.02, for net proceeds of approximately $29,878,000. In connection with this private placement, the Company granted certain registration rights to Robert W. Duggan, pursuant to which, among other things, the Company intends to prepare and file with the Securities and Exchange Commission a registration statement to register for resale of these shares during 2018.

Common Stock Warrants

During the year ended December 31, 2016, in connection with the closing of the Company’s initial public offering, the Company issued warrants as compensation to the underwriters of its initial public offering to purchase a total 574,985 shares of its common stock at a price of $5.00 per share. These warrants are exercisable for a period of five years. These warrants were valued pursuant to the Black-Scholes option-pricing model based on the following assumptions: fair value of common stock – $4.12 to $4.27 per share; risk free interest rate: 1.22% – 1.38%; expected volatility – 80%; expected dividend yield – 0%; and expected term – 5 years.

A summary of warrant activity for the year ended December 31, 2017 is presented below:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Life (in Years)
Warrants outstanding at December 31, 2016	874,610	$4.20	4.53
Issued	—	—
Exercised	(624,901)	4.23
Expired/terminated	—	—
Warrants outstanding and exercisable at December 31, 2017	249,709	$4.14	3.56

During the year ended December 31, 2017, warrants to purchase 624,901 shares of common stock were either cash or net exercised, resulting in the issuance of approximately 522,451 shares of common stock.

The intrinsic value of exercisable in-the-money stock warrants was approximately $4.9 million as of December 31, 2017.

Equity Plans

2017 Equity Incentive Plan and 2017 Inducement Equity Incentive Plan

The Board of Directors (the “Board”) of the Company previously adopted, and the Company’s stockholders approved, the Company’s 2017 Equity Incentive Plan (the “2017 Plan”).

The 2017 Plan has a 10-year term, and provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and performance shares to employees, directors and consultants of the Company and any parent or subsidiary of the Company, as the Compensation Committee of the Board of Directors may determine. Subject to an annual evergreen increase and adjustment in the case of certain capitalization events, 1,500,000 shares of the Company’s common stock are authorized for issuance pursuant to awards under the 2017 Plan. In addition, shares remaining available under the Company’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”), and shares reserved but not issued pursuant to outstanding equity awards that expire or terminate without being exercised or that are forfeited or repurchased by the Company will be added to the shares of common stock available for issuance under the 2017 Plan. The 2017 Plan is administered by the Board’s Compensation Committee. As of December 31, 2017,  there were no shares of common stock available for issuance under the 2017 Plan. In January 2018, the Company’s Board voted to increase the number of shares of common stock available under the 2017 Plan by 672,915 shares.

In November 2017, the Board of the Company adopted the 2017 Inducement Equity Incentive Plan (the “Inducement Plan”) and reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan was adopted without stockholder approval.

The Inducement Plan has a 10-year term, and provides for the grant of equity-based awards, including nonstatutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares and performance units, and its terms are substantially similar to the Company’s 2017 Equity Incentive Plan, including with respect to treatment of equity awards in the event of a “merger” or “change in control” as defined under the Inducement Plan. Options issued under the Inducement Plan may have a term up to ten years and have variable vesting provisions. New hire grants generally vest 25% upon the first anniversary of the grant and 1/12 quarterly thereafter, over the subsequent twelve quarters. Equity-based awards issued under the Inducement Plan are only issuable to individuals not previously engaged as employees or non-employee directors of the Company prior to the Inducement Plan’s adoption date. As of December 31, 2017, 907,000 shares of common stock were available for issuance under the Inducement Plan.

2017 Employee Stock Purchase Plan

The Board of the Company previously adopted, subject to stockholder approval, the Company’s 2017 Employee Stock Purchase Plan (the “2017 ESPP”). At the Annual Meeting, the stockholders approved the 2017 ESPP.

The 2017 ESPP is a broad-based plan that provides employees of the Company and its designated affiliates with the opportunity to become stockholders through periodic payroll deductions that are applied towards the purchase of Company common shares at a discount from the then-current market price. Subject to adjustment in the case of certain capitalization events, a total of 250,000 common shares of the Company are available for purchase under the 2017 ESPP. As of December 31, 2017, no shares had been issued from the 2017 ESPP, and 250,000 shares of common stock was reserved for issuance. In January 2018, the Company’s Board voted to increase the number of shares of common stock available under the 2017 ESPP by 252,343 shares.

A summary of stock option activity under the 2015 Plan, 2017 Plan and Inducement Plan for the year ended

December 31, 2017 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Life (in Years)
Stock options outstanding at December 31, 2016	1,229,355	$3.82	7.6
Issued	1,552,986	25.67
Exercised	(162,991)	3.12
Expired/terminated	(20,691)	9.14
Stock options outstanding at December 31, 2017	2,598,659	$16.88
Vested and expected to vest at December 31, 2017	2,598,659	$16.88	8.2
Stock options exercisable at December 31, 2017	831,687	$10.99	6.3

The exercise prices of stock options outstanding and exercisable are as follows at December 31, 2017:

Options Outstanding				Options Exercisable
		Weighted average
	Number	remaining contractual	Weighted average	Number	Weighted average
Exercise Price	outstanding	life (in years)	exercise price	vested	exercise price
$2.67 - $4.28	835,773	6.4	$ 3.72	514,280	$ 3.53
$4.67 - $7.55	261,400	8.7	5.17	75,074	5.15
$12.25 - $19.99	118,000	9.6	19.14	4,603	12.25
$21.55 - $30.99	1,383,486	9.2	26.85	237,730	28.94
	2,598,659	8.2	$ 16.88	831,687	$ 10.99

The intrinsic value of stock options exercised during the year ended December 31, 2017, 2016 and 2015 was $3.8 million, $0 and $0, respectively.

The intrinsic value of exercisable in-the-money stock options at December 31, 2017 was approximately $11.8 million.

The fair value of employee stock options was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

	Year Ended December 31,
	2017	2016	2015
Expected term in years	0.42 - 6.08	6.08	3.5 - 6.25
Expected volatility	70% - 90%	80%	89% - 90%
Risk-free interest rate	1.00%-2.20%	1.16%-1.45%	0.88% - 1.89%
Dividend yield	—	—	—

The fair value of the stock options granted to employees and directors during the years ended December 31, 2017, 2016 and 2015, calculated pursuant to the Black-Scholes option-pricing model, was $26.8 million, $1.2 million and $3.1 million, respectively.

The fair value of ESPP was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

Year Ended December 31,
2017
Expected term in years	0.5 - 1.3
Expected volatility	95%
Risk-free interest rate	1.1% - 1.2%
Dividend yield	—

Total stock-based compensation expense consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
General and administrative	$9,136	$674	$397
Research and development	1,790	196	5
Total stock-based compensation expense	$10,926	$870	$402

The fair value of restricted stock unit (“RSUs”) awards is determined based on the number of units granted and the closing price of the Company’s common stock as of the grant date.  The estimated fair value of RSUs is recognized on a straight-line basis over the requisite service period. During 2017, the Company granted 160,974 RSUs to an officer, with a cliff vest in June 2018. The stock-based compensation expense related to these RSUs was approximately $2.9 million during 2017. As of December 31, 2017, there was $2.1 million of unrecognized compensation expense related to these RSUs.

During the year ended December 31, 2017, the Company granted 68,800 RSUs to certain employees which vest 50% on June 1, 2019 with the remaining 50% vesting on June 1, 2021. In the event of a change in control, these RSUs vest 100%. The stock-based compensation expense recorded in 2017 related to these RSUs was approximately $0.1 million. As of December 31, 2017, there was $1.2 million of unrecognized compensation expense related to these RSUs.

In November 2017, the Board of Directors of the Company accepted resignations of certain members of its board of directors resulting in the full vesting of their outstanding equity awards. This resulted in the Company recording an additional $1.2 million of stock-based compensation expense for the year ended December 31, 2017.

At December 31, 2017, there was $22.1 million of unrecognized compensation cost related to unvested stock-based compensation arrangements, which is expected to be recognized over a weighted average period of 3.0 years.

9.  Research Grants and Agreements

Sponsored Research Agreement

The Company entered into a Sponsored Research Agreement (“SRA”) with Old Dominion University Research Foundation (“ODURF”) during 2014 pursuant to which the Company sponsors research activities performed by ODURF’s Frank Reidy Center. ODURF is compensated by the Company for its conduct of each study in accordance with the budget and payment terms set forth in the applicable task order. During the years ended December 31, 2017 and 2016, the Company agreed to sponsor $740,000 and $1.0 million, respectively, in research during the subsequent 12-month period to be funded through monthly payments made upon ODURF certifying, to the Company’s reasonable satisfaction, that ODURF has met its obligations pursuant to the specified task order and statement of work. The principal investigator may transfer funds with the budget as needed without the Company’s approval so long as the obligations of ODURF under the task order and statement of work remain unchanged and unimpaired. As of December 31, 2017, there was $370,000 of approved budget remaining under this research agreement.

In addition, during the year ended December 31, 2017, the Company agreed to provide $300,000 in research funding to researchers affiliated with ODURF and Eastern Virginia Medical School matching funds made available to those researchers by the Virginia Biosciences Health Research Corporation. The Company’s sponsorship affords access to certain intellectual property, if any, developed during the project. As of December 31, 2017, there was approximately $150,000 remaining available under this sponsorship.

During the years ended December 31, 2017, 2016 and 2015, the Company incurred costs relating to the SRA equal to $0.8 million, $0.9 million and $1.0 million, respectively.

10. Income Taxes

The income tax provision for the years ended December 31, 2017 and 2016 was $0 and $0, respectively. The income tax provision for the year ended December 31, 2015 was a benefit of $1.7 million. The tax benefits for the year ended December 31, 2015 resulted from the realization of deferred tax assets related principally to the Company’s net operating loss for the year ended December 31, 2015, offset by deferred tax liability created based upon the difference in the value for book and tax purposes of certain acquired technology assets, which are considered temporary income tax differences under purchase accounting. A full valuation allowance is provided against the Company’s remaining deferred tax assets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at December 31, 2017 and 2016 are summarized below (in thousands):

	December 31,
	2017	2016
Technology	$(863)	$(1,449)
Temporary differences	36	40
Credits	1,536	639
Stock compensation	3,067	272
Net operating loss carryforwards	7,715	5,121
Total deferred tax assets	11,491	4,623
Valuation allowance	(11,491)	(4,623)
Net deferred tax assets	$—	$—

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. At December 31, 2017 and 2016, management was unable to determine that it was more likely than not that the Company’s deferred tax assets will be realized, and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

The Company’s effective tax rate is different from the federal statutory tax rate of 35% due primarily to net losses that receive no tax benefit as a result of a valuation allowance recorded for such losses.

Presented below is the reconcilement of the difference between the tax rate computed by applying the U.S. federal statutory tax rate and the effective tax rate for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
U.S. federal statutory tax rate	(35.0)%	(35.0)%	(35.0)%
Valuation allowance	23.0	42.0	4.0
Tax reform	18.0	—	—
Permanent differences	1.0	2.0	1.0
State tax benefit and other	(7.0)	(9.0)	(7.0)
Effective tax rate	—%	—%	(37.0)%

At December 31, 2017, the Company had federal and California state net operating loss carryforwards of approximately $25.8 million and $25.9 million, respectively. The federal and state net operating loss carryforwards will begin to expire after 2032. At December 31, 2017, the Company had approximately $1.2 million and $0.9 million of federal and California R&D credits, respectively. The federal R&D credits begin to expire after 2035 and the California R&D credits have an indefinite carryforward period.

These net operating loss carryforward and research and development credit amounts have full valuation allowances against them due to the remoteness of their expected utilization.

The Company’s activity related to unrecognized tax benefits are summarized below (in thousands):

	December 31,
	2017	2016
Balance at the beginning of the year	$213	$66
Gross increases - tax positions in prior periods	37	—
Gross decreases - tax positions in prior periods	—	—
Gross increases - tax position in current period	262	147
Settlements	—	—
Lapses in statutes of limitations	—	—
Balance at the end of the year	$512	$213

Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipate any significant changes to unrecognized tax benefits over the next twelve months. During the years ended December 31, 2017, 2016 and 2015, no interest or penalties were required to be recognized related to unrecognized tax benefits. Although the Company is not under examination, the tax years for 2014 and forward are subject to examination by United States tax authorities.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act contains significant changes to corporate taxation, including (i) the reduction of the corporate income tax rate to 21%, (ii) the acceleration of expensing for certain business assets, (iii) the one-time transition tax related to the transition of U.S. international tax from a worldwide tax system to a territorial tax system, (iv) the repeal of the domestic production deduction, (v) additional limitations on the deductibility of interest expense and (vi) expanded limitations on executive compensation.

The key impact of the Tax Act on our financial statement for the year ended December 31, 2017, was the re-measurement of deferred tax balances to the new corporate tax rate. In order to calculate the effects of the new corporate tax rate on our deferred tax balances, ASC 740 “Income Taxes” (“ASC 740”) required the re-measurement of our deferred tax balances as of the enactment date of the Tax Act, based on the rates at which the balances are expected to reverse in the future. The re-measurement of our deferred tax balances resulted in a net reduction in deferred tax assets of $4.7 million offset with a corresponding adjustment to the valuation allowance.

The Company performed a formal analysis of the availability of these operating loss carryforwards at December 31, 2017 under Internal Revenue Code Sections 382 and 383, and management expects that the Company’s ability to use its net operating loss carryforwards may be limited in future periods.

11.  Related Party Transactions

On November 2, 2017, the Company appointed Ken Clark to the Board of Directors. Mr. Clark is a member of the law firm of Wilson Sonsini Goodrich and Rosati (“WSGR”), which is also outside corporate counsel to the Company. During the year ended December 31, 2017, the Company incurred expenses for legal services rendered by WSGR totaling approximately $0.7 million.

During September 2017, the Company entered into a securities purchase agreement with Robert W. Duggan, a significant stockholder of the Company and Chairman of the Board effective November 2, 2017, pursuant to which the Company issued and sold to Robert W. Duggan an aggregate of 2,000,000 shares of the Company’s common stock, par value $0.001 per share, at a price per share of $15.02. At the time of the transaction, Mr. Duggan owned approximately 27% of the Company’s then outstanding securities, and approximately 35% of the Company’s outstanding common stock as of December 31, 2017.

MDB Capital Group, LLC (“MDB”) provided investment banking, executive recruiting and intellectual property management services to the Company. The Company’s former Chairman of the Board, Robert Levande, was a Senior Managing Director of MDB throughout his tenure on the Company’s Board. During the year ended December 31, 2016, the Company incurred $100,000 for services rendered by MDB with respect to intellectual property management. The Company did not incur any amounts for intellectual property management services by MDB during the year ended December 31, 2017. Similarly, during the year ended December 31, 2015, the Company incurred expenses charged by MDB comprised of: $49,000 for services rendered with respect to executive search activities related to the hiring of the Company’s Chief

Executive Officer and the appointment of one director, $42,000 for offering related expenses and $26,000 for intellectual property related services.

In connection with the Company’s 2016 IPO (Note 8), the underwriting syndicate led by MDB received $1.8 million in underwriting discounts, $0.2 million in unaccountable expense reimbursements and warrants valued in the aggregate of $1.4 million.

Gary Schuman, the Chief Financial Officer of MDB, was also the acting Chief Financial Officer of the Company and was compensated at a monthly rate of $4,000 from November 1, 2014 to December 31, 2015, reflecting an aggregate charge to general and administrative expenses of $48,000 for the year ended December 31, 2015.

12.  Commitments and Contingencies

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

The Company took possession of the Premises in late June 2017 and moved into the Premises in July 2017. The Premises is being used for the Company’s corporate headquarters and principal operating facility. The term of the Lease is sixty-two (62) months, which commenced on July 1, 2017.  Base rent was abated for the first two (2) months of the Lease term and thereafter is $42,400 per month during the first year of the Lease term, with specified annual increases thereafter until reaching approximately $50,300 per month during the last two (2) months of the Lease term. The Company paid a refundable security deposit of approximately $101,000. The landlord provided the Company with improvement allowances in the amount of approximately $135.00 per rentable square foot of the Premises, which was applied towards the costs of construction of the initial improvements in the Premises.  We also agreed to reimburse the landlord in the event that certain expenses are incurred by the landlord during the Lease term. We have the right to extend the Lease term by five (5) years upon written notice not more than twelve (12) months nor less than nine (9) months prior to the expiration of the original Lease term, with monthly payments equal to the “Fair Rental Value” as defined in the Lease.  During the year ended December 31, 2017, the landlord incurred approximately $2.1 million related to the initial tenant leasehold improvements and the Company capitalized these leasehold improvements to property and equipment and a corresponding deferred rent liability on its balance sheet.

During the years ended December 31, 2017, 2016 and 2015, rent expense, including common area maintenance charges, was $0.3 million, $0.2 million and $0.2 million, respectively.

Future minimum lease payments under the non-cancelable operating leases as of December 31, 2017 are as follows (in thousands):

Year Ending December 31:
2018	$518
2019	536
2020	554
2021	574
2022	392
Thereafter	—
$2,574

Litigation

The Company and certain directors have received subpoenas from the Securities and Exchange Commission requesting documents and other information in connection with an investigation into trading in the Company’s stock in advance of the Company’s September 2017 announcement of the stock purchase agreement executed between the Company and Robert Duggan. The Company is cooperating with the investigation.

The Company maintains indemnification agreements with its directors and officers that may require the Company to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law.

At this time, the Company is unable to estimate a possible loss, if any, associated with the matter described above.

From time to time, the Company may be involved in a variety of claims, lawsuits, investigations and proceedings relating to securities laws, product liability, patent infringement, contract disputes and other matters relating to various claims that arise in the normal course of our business in addition to governmental and other regulatory investigations and proceedings. In addition, third parties may, from time to time, assert claims against the Company in the form of letters and other communications. The Company currently believes that these ordinary course matters will not have a material adverse effect on our business; however, the results of litigation and claims are inherently unpredictable. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

13.  Employee Benefit Plans

The Company sponsors a defined contribution plan under which it may make discretionary contributions. The Company did not make any employer matching contributions to this plan during the years ended December 31, 2017, 2016 and 2015.

14.  Selected Quarterly Financial Data (Unaudited)

During the quarters ended March 31, June 30 and September 30, 2017, patent legal costs of $124,000, $152,000 and $275,000, respectively, were reclassified from research and development costs to general and administrative costs. During the quarters ended March 31, June 30, September 30 and December 31, 2016, patent legal costs of $116,000, $23,000, $186,000 and $157,000, respectively, were reclassified from research and development costs to general and administrative costs. These changes did not impact loss from operations or net loss. The selected financial data below has been adjusted for such reclassifications.

The following table provides the selected quarterly financial data for the years ended December 31, 2017 and 2016 (in thousands, except per share data):

	Quarter Ended
	2017				2016
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
Revenue	$—	$—	$—	$—	$—	$—	$—	$—
Operating expenses:
General and administrative	5,801	4,434	3,924	1,344	1,027	1,079	665	644
Research and development	2,864	2,925	2,130	1,727	1,649	1,553	1,430	874
Amortization of intangible assets	166	166	167	166	167	166	166	166
Total operating expenses	8,831	7,525	6,221	3,237	2,843	2,798	2,261	1,684
Other income:
Interest income	128	39	41	39	34	31	3	—
Total other income	128	39	41	39	34	31	3	—
Loss from operations, before income taxes	(8,703)	(7,486)	(6,180)	(3,198)	(2,809)	(2,767)	(2,258)	(1,684)
Income tax benefit	—	—	—	—	—	—	—	—
Net loss	(8,703)	(7,486)	(6,180)	(3,198)	(2,809)	(2,767)	(2,258)	(1,684)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net of tax:	(49)	4	3	(2)	1	(8)	—	—
Comprehensive loss	$(8,752)	$(7,482)	$(6,177)	$(3,200)	$(2,808)	$(2,775)	$(2,258)	$(1,684)
Net loss per share
Basic and diluted net loss per share	$(0.53)	$(0.52)	$(0.43)	$(0.23)	$(0.21)	$(0.21)	$(0.23)	$(0.22)
Weighted average shares used to compute net loss per common share — basic and diluted	16,574	14,381	14,233	13,803	13,315	13,315	9,791	7,565

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive and principal financial officers, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective (a) to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) to include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Control Over Financial Reporting

As disclosed in Item 4 in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017, June 30, 2017 and September 30, 2017, we identified a material weakness in our internal control over financial reporting related to a lack of effective controls to adequately restrict access and segregate duties. Specifically, due to the limited number of staff in our accounting function, certain personnel had the ability to prepare and post journal entries without a qualified independent review performed by someone without this ability.

During 2017, we executed our remediation plan for this material weakness. Our remediation activities included:

•

Documenting and assessing the design and operation of internal controls over financial reporting, including implementation of independent review, approval, and monitoring of journal entries by a person independent from the preparer of journal entries.

•	Increasing the staffing levels in the accounting function to segregate accounting functions
•	Training of accounting personnel to further educate the staff on the needs for internal controls over financial reporting, including appropriate segregation of duties

We tested such newly established policies, procedures, and control activities designed to address the above-described material weakness. As a result, we believe that this material weakness was remediated as of December 31, 2017.

Except for the remediation efforts described above, there have been no changes in our internal control over financial reporting that occurred during 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2018 Annual Meeting of Stockholder to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

(b) The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit		Incorporation by Reference
Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.1	Articles of Incorporation of the Registrant, as amended on December 8, 2015	S-1	333-208694	3.1	December 22, 2015
3.2	Amended and Restated Bylaws of Pulse Biosciences, Inc.	8-K	001-37744	3.1	October 2, 2017
4.1	Specimen Certificate representing shares of common stock of Registrant	S-1	333-208694	4.1	March 7, 2016
4.2	Form of Warrant dated November 9, 2014 issued to MDB Capital Group, LLC	S-1	333-208694	4.2	December 22, 2015
4.3	Form of Underwriters' Warrant	S-1	333-208694	4.3	March 28, 2016
4.4	Form of Registration Rights Agreement dated November 6, 2014, among the purchasers of common stock and the Registrant	S-1	333-208694	10.6	December 22, 2015
4.5	Form of Registration Rights Agreement dated November 6, 2014, among the holders of placement warrants and the Registrant	S-1	333-208694	10.7	December 22, 2015
10.1	Lease for facilities at 3955 Point Eden Way, Hayward, California, dated January 26, 2017	10-K	001-34899	10.1	March 20, 2017
10.2#	License Agreement among Old Dominion University Research Foundation, Eastern Virginia Medical School and the Registrant	S-1	333-208694	10.12	May 3, 2016
10.3	Amendments No. 1 to License Agreement among Old Dominion University Research Foundation, Eastern Virginia Medical School and the Registrant	S-1	333-208694	10.13	March 7, 2016
10.4#	License Agreement among University of Southern California, The Alfred Mann Institute and the Registrant	S-1	333-208694	10.14	May 3, 2016
10.5#	Amendment No. 1 to the License Agreement among University of Southern California, The Alfred Mann Institute and the Registrant	S-1	333-208694	10.15	May 3, 2016
10.6	Securities Purchase Agreement, dated February 7, 2017, by and between Pulse Biosciences, Inc. and certain purchasers	8-K	001-37744	10.1	February 10, 2017
10.7	Securities Purchase Agreement, dated September 24, 2017, by and between Pulse Biosciences, Inc. and certain purchasers	8-K	001-37744	10.1	September 25, 2017
10.8+	2015 Stock Incentive Plan	S-1	333-208694	10.2	December 22, 2015
10.9+	2017 Inducement Equity Incentive Plan and forms of agreements thereunder	8-K	001-37744	10.1	November 28, 2017
10.10+	2017 Equity Incentive Plan and forms of agreements thereunder	8-K	001-37744	10.1	May 19, 2017
10.11+	2017 Employee Stock Purchase Plan and forms of agreements thereunder	8-K	001-37744	10.2	May 19, 2017
10.12+	Form of Director Option Agreement, not issued under the 2015 Stock Incentive Plan	S-1	333-208694	10.3	December 22, 2015
10.13+	Executive Employment Agreement between Darrin R. Uecker and the Registrant	S-1	333-208694	10.9	December 22, 2015
10.14+	Amendment to Employment Agreement between Darrin R. Uecker and Pulse Biosciences, Inc. dated October 5, 2016	8-K	001-37744	10.1	October 11, 2016
10.15+	Executive Employment Agreement between Brian B. Dow and the Registrant	S-1	333-208694	10.14	December 22, 2015
10.16+	Form of At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement for Employees	S-1	333-208694	10.10	December 22, 2015
10.17+	Form of Indemnification Agreement for Directors and Officers	S-1	001-37744	10.1	January 29, 2018
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith
+ Indicates a management contract or compensatory plan or arrangement.
# Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a grant of confidential treatment.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULSE BIOSCIENCES, INC.

Date: March 16, 2018	By:	/s/ Brian B. Dow
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

Signature	Title	Date
/s/ Darrin R. Uecker Darrin R. Uecker	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2018

/s/ Brian B. Dow Brian B. Dow	Chief Financial Officer, Senior Vice President of Finance and Administration, Secretary and Treasurer (Principal Financial and Principal Accounting Officer)	March 16, 2018

/s/ Robert W. Duggan Robert W. Duggan	Chairman of the Board	March 16, 2018

/s/ Kenneth A. Clark Kenneth A. Clark	Director	March 16, 2018

/s/ Thomas J. Fogarty, M.D. Thomas J. Fogarty, M.D.	Director	March 16, 2018

/s/ Manmeet S. Soni Manmeet S. Soni	Director	March 16, 2018

/s/ Maky Zanganeh Maky Zanganeh	Director	March 16, 2018