Form 10-Q
period 2018-03-31
Pulse Biosciences, Inc.
filed 2018-05-08
CIK 1625101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

Form 10-Q

___________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Number of shares outstanding of the issuer’s common stock as of May 3, 2018: 16,876,666

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PULSE BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands except par value amounts)	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$10,667	$3,386
Investments	22,708	34,683
Prepaid expenses and other current assets	368	412
Total current assets	33,743	38,481
Property and equipment, net	2,451	2,570
Intangible assets, net	5,712	5,878
Goodwill	2,791	2,791
Other asset	101	101
Total assets	$44,798	$49,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$944	$782
Accrued expenses	846	1,034
Deferred rent, current	401	397
Total current liabilities	2,191	2,213

Deferred rent, less current	1,512	1,613
Total liabilities	3,703	3,826

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized – 5,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value: authorized – 45,000 shares; issued and outstanding – 16,870 shares and 16,819 shares at March 31, 2018 and December 31, 2017, respectively	17	17
Additional paid-in capital	87,922	84,202
Accumulated other comprehensive loss	(3)	(51)
Accumulated deficit	(46,841)	(38,173)
Total stockholders’ equity	41,095	45,995
Total liabilities and stockholders’ equity	$44,798	$49,821

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three-Month Periods Ended
	March 31,
(in thousands, except per share amounts)	2018	2017
Revenue	$—	$—
Operating expenses:
General and administrative	5,383	1,344
Research and development	3,175	1,727
Amortization of intangible assets	166	166
Total operating expenses	8,724	3,237
Other income:
Interest income	56	39
Total other income	56	39
Net loss	(8,668)	(3,198)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net of tax	48	(2)
Comprehensive loss	$(8,620)	$(3,200)
Net loss per share:
Basic and diluted net loss per share	$(0.51)	$(0.23)
Weighted average shares used to compute net loss per common share — basic and diluted	16,842	13,803

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three-Month Periods Ended
	March 31,
(in thousands)	2018	2017
Cash flows from operating activities:
Net loss	$(8,668)	$(3,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	153	24
Amortization of intangible assets	166	166
Stock-based compensation	3,420	263
Net premium amortization on investments	(10)	5
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	44	15
Accounts payable	162	517
Accrued expenses	(188)	(291)
Deferred rent	(97)	—
Net cash used in operating activities	(5,018)	(2,499)
Cash flows from investing activities:
Purchases of property and equipment	(34)	—
Purchases of investments	(19,157)	(7,610)
Maturities of investments	6,315	5,800
Sales of investments	24,875	—
Net cash provided by (used) in investing activities	11,999	(1,810)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plan	188	—
Proceeds from issuance of common stock	—	4,965
Proceeds from exercises of stock options	112	6
Net cash provided by financing activities	300	4,971
Net increase in cash	7,281	662
Cash and cash equivalents at beginning of period	3,386	2,089
Cash and cash equivalents at end of period	$10,667	$2,751

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gains (losses) on available-for-sale securities	$48	$—

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In this Quarterly Report on Form 10-Q, references to “Pulse,” “Pulse Biosciences,” “we,” “us,” “our” and the “Company” refer to Pulse Biosciences, Inc. and its wholly-owned subsidiaries, unless expressly indicated or the context otherwise requires.

1.  Description of the Business

Pulse Biosciences, Inc., incorporated in Nevada on May 19, 2014 under the name Electroblate, Inc. Electroblate, Inc. changed its name to Pulse Biosciences, Inc. effective December 8, 2015. The Company is a clinical-stage electroceutical, an electrical energy based therapeutic medical company pursuing commercial applications for its proprietary Nano-Pulse Stimulation (“NPS”) technology. NPS is a novel patented technology that leverages nano-second duration energy pulses that have demonstrated effective local tumor control and the initiation of an adaptive immune response in pre-clinical studies. The Company is pursuing a number of potential clinical applications for NPS, including oncology, dermatology, aesthetics and other minimally invasive applications where the Company believes NPS may provide greater benefits compared to current therapies and treatments. The Company’s headquarters and research facility are located in Hayward, California.

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements (“Financial Statements”) have been prepared on a consistent basis with the Company’s December 31, 2017 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The Financial Statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission and, as permitted by such rules and regulations, omit certain information and footnote disclosures necessary to present the financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The condensed consolidated balance sheet as of December 31, 2017 was derived from the audited consolidated financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K, filed on March 16, 2018. The results of operations for the three-month period ended March 31, 2018 are not necessarily indicative of the results to be expected for the entire year or any future periods.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the Financial Statements and accompanying notes to the Financial Statements. Estimates include, but are not limited to, the valuation of cash equivalents and investments, the valuation and recognition of share-based compensation and the useful lives assigned to long-lived assets.  The Company evaluates its estimates and assumptions based on historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from these estimates.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three-month period ended March 31, 2018, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The following outstanding stock options, warrants and restricted stock units were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three-Month Periods Ended
	March 31,
	2018	2017
Common stock warrants	249,709	817,112
Common stock options	2,598,754	1,283,590
Restricted stock units	229,774	—
Total	3,078,237	2,100,702

Reclassification

Certain items in prior period financial statements have been reclassified to conform to the presentation in the current period financial statements.  During the three-month period ended March 31, 2017, patent legal costs of $0.1 million were reclassified from research and development costs to general and administrative costs.

Recent Accounting Pronouncements

During February 2016, the FASB issued ASU No. 2016-02, Leases, which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). For lessees, leases will continue to be classified as either operating or financing in the income statement. This ASU becomes effective for the Company in the first quarter of fiscal year 2019 and early adoption is permitted. This ASU is required to be applied with a modified retrospective approach and requires application of the new standard at the beginning of the earliest comparative period presented. The Company generally does not finance purchases of equipment or other capital assets, but does lease its facilities. While the Company is continuing to assess all potential impacts of this standard, it expects that most of its lease commitments will be subject to the updated standard and recognized as lease liabilities and right-of-use assets upon adoption.

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

Level 2 - Inputs, other than quoted prices included within Level 1, which are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include commercial paper, corporate bonds, and asset-backed securities.

Level 3 - Unobservable inputs for which there is little or no market data for the asset or liability which requires the reporting entity to develop its own assumptions. The Company did not classify any of its investments within Level 3 of the fair value hierarchy.

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis as of March 31, 2018 and December 31, 2017, respectively (in thousands):

		March 31, 2018				December 31, 2017
Assets	Classification	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$5,066	$—	$—	$5,066	$2,758	$—	$—	$2,758
U.S. Treasury Securities	Cash and cash equivalents	—	5,251	—	5,251	—	—	—	—
U.S. Treasury Securities	Investments	—	17,957	—	17,957	—	—	—	—
Commercial paper	Investments	—	2,500	—	2,500	—	7,210	—	7,210
Corporate bonds	Investments	—	1,751	—	1,751	—	19,491	—	19,491
Asset-backed securities	Investments	—	500	—	500	—	7,982	—	7,982
Total assets measured at fair value		$5,066	$27,959	$—	$33,025	$2,758	$34,683	$—	$37,441

The Company did not have any financial liabilities measured on a recurring basis as of March 31, 2018 or December 31, 2017.

During the three-month period ended March 31, 2018, there were no transfers between Level 1, Level 2 or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

4.  Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Leasehold improvements	$2,248	$2,257
Laboratory equipment	519	484
Furniture, fixtures, and equipment	239	231
Software	79	79
	3,085	3,051
Less: Accumulated depreciation	(634)	(481)
	$2,451	$2,570

Depreciation expense was $0.2 million and $24,000 for the three-month periods ended March 31, 2018 and 2017, respectively.

5.  Intangible Assets, Net

Intangible assets primarily consist of a license to utilize certain patents, know-how and technology relating to NPS for biomedical applications acquired from Old Dominion University Research Foundation, Eastern Virginia Medical School, and the University of Southern California. In addition, the Company entered into a Sponsored Research Agreement with Old Dominion University’s Frank Reidy Research Center for Bioelectrics, which includes certain intellectual property rights arising from the research. The Company is amortizing the intangible assets over an estimated useful life of 12 years.

Intangible assets, net consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Acquired patents and licenses	$7,985	$7,985
Less: Accumulated amortization	(2,273)	(2,107)
	$5,712	$5,878

A schedule of the amortization of intangible assets for the remainder of 2018 and the succeeding five fiscal years and thereafter is as follows (in thousands):

Year Ending December 31:
2018 (remaining 9 months)	$499
2019	665
2020	665
2021	665
2022	665
2023	665
Thereafter	1,888
$5,712

6.  Goodwill

In 2014, the Company acquired three companies (the “acquisitions”) for aggregate consideration of $5.5 million. In accordance with ASC Topic 805, Business Combinations, the Company recorded goodwill of $2.8 million in connection with the acquisitions as the consideration paid exceeded the fair value of the net tangible assets and the intangible assets acquired.

The Company reviews goodwill for impairment at least annually or whenever changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Based on the Company’s annual impairment test as of December 31, 2017 the Company determined that no impairment of goodwill existed and was not aware of any indicators of impairment at such date. In addition, there were no indicators of impairment at March 31, 2018.

7.  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Compensation expense	$449	$685
Professional fees	355	211
Other	—	73
Supplies	42	65
	$846	$1,034

8.  Stockholders’ Equity and Stock-Based Compensation

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

On September 24, 2017, the Company entered into a securities purchase agreement with Robert W. Duggan, pursuant to which the Company, in a private placement, issued and sold to Robert W. Duggan an aggregate of 2,000,000 shares of the Company’s common stock, par value $0.001 per share, at a price per share of $15.02, for net proceeds of approximately $29.9 million. In connection with this private placement, the Company granted certain registration rights to Robert W. Duggan, pursuant to which, among other things, the Company is obligated to prepare and file with the Securities and Exchange Commission a registration statement to register for resale of these shares when commercially reasonable, but no earlier than January 2, 2018.

Warrants

In connection with a private placement offering of the Company’s shares of common stock in 2014, the Company issued warrants as compensation to MDB Capital Group LLC (“MDB”) to purchase a total of 299,625 shares of its common stock at a price of $2.67 per share (the “Private Placement Warrants”).  The Private Placement Warrants are exercisable for period of seven years. As of March 31, 2018, there were a total of 91,876 of Private Placement Warrants outstanding.  In connection with the closing of the Company’s initial public offering in 2016, the Company issued warrants as compensation to MDB, as representatives of the underwriters of its initial public offering to purchase a total of 574,985 shares of its common stock at a price of $5.00 per share (“the IPO Warrants”). The IPO Warrants are exercisable for a period of five years. As of March 31, 2018, there were a total of 157,833 of the IPO Warrants outstanding.

Equity Plans

2017 Equity Incentive Plan and 2017 Inducement Equity Incentive Plan

The Board of Directors of the Company (the “Board”) previously adopted, and the Company’s stockholders approved, the Company’s 2017 Equity Incentive Plan (the “2017 Plan”).

The 2017 Plan has a 10-year term, and provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and performance shares to employees, directors and consultants of the Company and any parent or subsidiary of the Company, as the Compensation Committee of the Board may determine. Subject to an annual evergreen increase and adjustment in the case of certain capitalization events, the Company initially reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to awards under the 2017 Plan. In addition, shares remaining available under the Company’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”), and shares reserved but not issued pursuant to outstanding equity awards that expire or terminate without being exercised or that are forfeited or repurchased by the Company will be added to the shares of common stock available for issuance under the 2017 Plan. The 2017 Plan is administered by the Board’s Compensation Committee. Effective January 1, 2018, the Company’s Board authorized an increase in the number of shares of common stock available under the 2017 Plan by 672,915 shares pursuant to the evergreen provision of the 2017 Plan. Pursuant to the 2017 Plan, the 2018 share increase is determined based on the least of (i) 1,200,000 shares, (ii) 4% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. As of March 31, 2018, 723,929 shares of common stock were available for issuance under the 2017 Plan.

During November 2017, the Board adopted the 2017 Inducement Equity Incentive Plan (the “Inducement Plan”) and reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan was adopted without stockholder approval.

The Inducement Plan has a 10-year term, and provides for the grant of equity-based awards, including nonstatutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares and performance units, and its terms are substantially similar to the 2017 Plan, including with respect to treatment of equity awards in the event of a “merger” or “change in control” as defined under the Inducement Plan. Options issued under the Inducement Plan may have a term up to ten years and have variable vesting provisions. New hire grants generally vest 25% upon the first anniversary of the grant and 1/48th monthly thereafter, over the subsequent 36 months. Equity-based awards issued under the Inducement

Plan are only issuable to individuals not previously engaged as employees or non-employee directors of the Company prior to the Inducement Plan’s adoption date. As of March 31, 2018, 857,000 shares of common stock were available for issuance under the Inducement Plan.

2017 Employee Stock Purchase Plan

The Board previously adopted and the stockholders approved the Company’s 2017 Employee Stock Purchase Plan (the “2017 ESPP”).

The 2017 ESPP is a broad-based plan that provides employees of the Company and its designated affiliates with the opportunity to become stockholders through periodic payroll deductions that are applied towards the purchase of Company common shares at a discount from the then-current market price. Subject to adjustment in the case of certain capitalization events, a total of 250,000 common shares of the Company were available for purchase at adoption of the 2017 ESPP. Effective January 1, 2018, the Board authorized an increase in the number of shares of common stock available under the 2017 ESPP by 252,343 shares pursuant to the evergreen provision of the 2017 ESPP. Pursuant to the 2017 ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 450,000 shares, (ii) 1.5% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. During the three-month period ended March 31, 2018, the Company issued 12,239 shares of common stock under the 2017 ESPP.  As of March 31, 2018, 490,104 shares of common stock were available for issuance under the 2017 ESPP.

A  summary of stock option activity under the 2015 Plan, 2017 Plan and Inducement Plan for the three-months ended

March 31, 2018 is presented below:

	Stock Options Outstanding
		Weighted
	Number	average
	of shares	exercise price
Balances — December 31, 2017	2,598,659	$16.88
Options granted	50,000	14.52
Options exercised	(37,905)	2.94
Options canceled	(12,000)	19.99
Options expired	—	—
Balances — March 31, 2018	2,598,754	$17.02
Exercisable — March 31, 2018	932,784	$12.15

Stock-based Compensation

Total stock-based compensation expense consisted of the following (in thousands):

	Three-Month Periods Ended
	March 31,
	2018	2017
General and administrative	$2,699	$204
Research and development	721	59
Total stock-based compensation expense	$3,420	$263

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

	Three-Month Periods Ended March 31,
	2018	2017
Expected term in years	6.08	5.8 - 6.1
Expected volatility	70%	80%
Risk-free interest rate	2.69%	2.0 - 2.1%
Dividend yield	—	—

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

	Three-Month Periods Ended March 31,
	2018	2017
Expected term in years	0.5-1.0	N/A
Expected volatility	70%	N/A
Risk-free interest rate	1.9% - 2.1%	N/A
Dividend yield	—	N/A

The fair value of restricted stock unit (“RSUs”) awards is determined based on the number of units granted and the closing price of the Company’s common stock as of the grant date. The estimated fair value of RSUs is recognized on a straight-line basis over the requisite service period. In the three-month period ended June 30, 2017, the Company granted 160,974 RSUs to an officer, with a cliff vest in June 2018. The stock-based compensation expense related to these RSUs was approximately $1.2 million for the three-month period ended March 31, 2018. In the three-month period ended September 30, 2017, the Company granted 68,800 RSUs to certain employees which vest 50% on June 1, 2019 with the remaining 50% vesting on June 1, 2021. In the event of a change in control, these RSUs vest 100%. The stock-based compensation expense related to these RSUs was approximately $0.1 million for the three-month period ended March 31, 2018.

9.  Research Grants and Agreements

Sponsored Research Agreement

The Company entered into a Sponsored Research Agreement (“SRA”) with the Old Dominion University Research Foundation (“ODURF”) during 2014 pursuant to which the Company may annually sponsor research activities performed by ODURF’s Frank Reidy Center. ODURF is compensated by the Company for its conduct of each study in accordance with the budget and payment terms set forth in the applicable task order. During the second quarters of 2017 and 2016, the Company agreed to sponsor $0.7 million and  $1.0 million, respectively, in research during the subsequent 12-month period to be funded through monthly payments made upon ODURF certifying, to the Company’s reasonable satisfaction, that ODURF has met its obligations pursuant to the specified task order and statement of work. The principal investigator may transfer funds with the budget as needed without the Company’s approval so long as the obligations of ODURF under the task order and statement of work remain unchanged and unimpaired. As of March 31, 2018, there was approximately $0.2 million remaining available under this sponsorship.

In addition, during 2017, the Company agreed to provide $0.3 million in research funding to researchers affiliated with ODURF and Eastern Virginia Medical School matching funds made available to those researchers by the Virginia Biosciences Health Research Corporation. The Company’s sponsorship affords access to certain intellectual property, if any, developed during the project. As of March 31, 2018, there was approximately $75,000 remaining available under this sponsorship.

During the three-month periods ended March 31, 2018 and 2017, the Company paid and incurred costs relating to the SRA equal to $0.3 million  and $0.3 million, respectively.

10.  Commitments and Contingencies

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

Future minimum lease payments under non-cancelable operating leases as of March 31, 2018 are as follows (in thousands):

Year Ending December 31:
2018 (remaining 9 months)	$390
2019	536
2020	554
2021	574
2022	392
$2,446

During the three-month periods ended March 31, 2018 and 2017, rent expense, including common area maintenance charges, was approximately $57,000 and $64,000, respectively.

Indemnification

The Company and certain directors have received subpoenas from the Securities and Exchange Commission requesting documents and other information in connection with an investigation into trading in the Company’s stock in advance of the Company’s September 2017 announcement of the stock purchase agreement executed between the Company and Robert W. Duggan, who was appointed Chairman of the Board effective November 2, 2017. The Company is cooperating with the investigation.

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

11.   Related Party Transactions

On November 2, 2017, the Company appointed Kenneth A. Clark to the Board of Directors. Mr. Clark is a member of the law firm of Wilson Sonsini Goodrich and Rosati (“WSGR”), which also serves as the outside corporate counsel to the Company. During the three-month period ended March 31, 2018, the Company incurred expenses for legal services rendered by WSGR totaling approximately $0.3 million.

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

Overview

We are a clinical-stage electroceutical, an electrical energy based therapeutic company developing a non-thermal tissue treatment platform technology based upon our proprietary Nano-Pulse Stimulation (“NPS”) technology and pursuing applications in oncology and dermatology and evaluating other potential applications. NPS is a novel patented technology which leverages nano-second duration energy pulses that have demonstrated effective local tumor control and the initiation of an adaptive immune response in pre-clinical studies. We are pursuing a number of clinical applications for NPS, including oncology, dermatology, aesthetics and other minimally invasive applications where we believe NPS has the potential to compare favorably with current therapies and treatments. We are currently conducting research and development activities in pursuit of commercial applications for our NPS technology, but we have not yet commercialized or recognized revenue from our technology.

Plan of Operation

We plan to establish ourselves as an electroceutical company with a local, non-thermal, and drug-free treatment platform that initiates cell death in targeted tissue by a process of cell signaling and also induces a systemic adaptive immune response to the targeted tissue. In order to accomplish this, we plan to:

•

Improve our technology by continuing our research and product development efforts. We expect to develop different devices to target different tissue types that will leverage the novel characteristics of our technology platform.

•	Conduct clinical studies to demonstrate the benefits of NPS for unmet medical needs that may be addressed by our technology.
•

Continue to protect and expand our intellectual property portfolio with respect to NPS technology, which we expect will increase our ability to deter competitors and position our company for favorable licensing and partnering opportunities.

•	Commercialize our NPS based products in application areas of value to patients, clinicians and shareholders.

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

There have been no material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K as of and for the year ended December 31, 2017.

Recent Accounting Pronouncements

Refer to “Recent Accounting Pronouncements” in Note 2 of Notes to Condensed Consolidated Financial Statements of this Quarterly Report.

Segment and Geographical Information

We operate and manage our business as one reportable and operating segment. Our Chief Executive Officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. All of our long-lived assets are primarily based in the United States.

Results of Operations

Comparison of the three-month periods ended March 31, 2018 and 2017

Our condensed consolidated statements of operations as discussed herein are presented below:

	Three-Month Periods Ended
	March 31,
(in thousands)	2018	2017	$ Change
Revenue	$—	$—	$—
Operating expenses:
General and administrative	5,383	1,344	4,039
Research and development	3,175	1,727	1,448
Amortization of intangible assets	166	166	—
Total operating expenses	8,724	3,237	5,487
Other income:
Interest income	56	39	17
Total other income	56	39	17
Net loss	$(8,668)	$(3,198)	$5,470

Reclassification

During the three-month period ended March 31, 2017, patent legal costs of $0.1 million were reclassified from research and development costs to general and administrative costs.

General and Administrative

General and administrative expenses consist of salaries and related expenses for executives, finance, legal, human resources, information technology and administrative personnel, professional fees, patent fees and costs, insurance costs and other general corporate expenses. General and administrative expenses increased by $4,039,000 to $5,383,000 for the three-month period ended March 31, 2018, from $1,344,000 during the same period in 2017 primarily due to $2,495,000 of increased stock-based compensation expense, $342,000 of increased compensation costs, $848,000 of increased professional and consulting costs, and $115,000 of increased facilities related costs. Stock-based compensation increased principally due to the higher Black-Scholes values and grant date intrinsic value ascribed to options and restricted stock units, respectively, granted during the first quarter of 2018 and the second and third quarters of 2017. These higher values can be attributed to the increase in the fair market value of our common stock which is a primary component in valuing equity grants leading to stock-based compensation. Headcount increases during 2017 and 2018 also contributed to increased stock-based compensation as well as compensation costs more broadly.  Professional and consulting costs increased primarily due to operations and reporting obligations as a public company and increased legal costs related to our intellectual property. The increase in facilities costs was primarily due an increase in office supplies expense. General and administrative expenses are expected to substantially increase during 2018 as compared to 2017 primarily due an increase of stock-based compensation expense resulting from new option grants and the realization of a full year of stock-based compensation expense for grants that expensed for only a portion of 2017, as well as increased compensation expense from additional headcount and from expanding general and administrative activities to support the expected overall growth of the Company in 2018.

Research and Development

Research and development expenses consist of salaries and related expenses for research and development personnel, clinical trials and consulting costs related to the design, development and enhancement of our potential future products, prototypes material and devices. Research and development expenses increased by $1,448,000 to $3,175,000 for the three-month period ended March 31, 2018, from $1,727,000 during the same period in 2017 primarily due to $703,000 of increased compensation costs, $662,000 of increased stock-based compensation costs and $92,000 increase in depreciation expense, partially offset by a $252,000 decrease in consulting and outside services costs due to the conversion of consultants into full-time employees. Stock-based compensation increased principally due to the higher Black-Scholes values and grant date intrinsic value ascribed to options and restricted stock units, respectively, granted during the first quarter of 2018 and the second and third quarters of 2017. Headcount increases during 2017 and 2018 also contributed to increased stock-based compensation as well as compensation costs more broadly. The increase in depreciation expense was primarily attributable to the depreciation of leasehold improvements recorded to property and equipment in the second quarter of 2017. Research and development expenses are expected to continue to substantially increase during 2018 as we expand our clinical study activities by initiating additional studies, continue development and enhancement of our system in preparation for additional clinical trials and commercialization, and pursue regulatory clearance for our technology.

Interest Income

Interest income increased by $17,000 to $56,000 for the three-month period ended March 31, 2018, from $39,000 during the same period in 2017 due primarily to the higher interest rates earned on higher cash equivalent and investment balances as a result of the proceeds received from the private placements closed during 2017.

Liquidity and Capital Resources

To date, we have not generated any revenues from product sales and do not expect to generate revenues from product sales in the next year. Since inception, we have funded our business primarily through the issuance of equity securities and grants from governmental agencies. Over the next few years, we intend to invest in research and development to develop commercially viable products and to assess the feasibility of potential future products. Additionally, we expect that our general and administrative expenses will increase as we incur substantial incremental costs associated with operating as a public company.

During February 2017, we entered into a securities purchase agreement with Robert W. Duggan and Maky Zanganeh (the “Investors”), pursuant to which we, in a private placement, issued and sold to the Investors an aggregate of 819,673 shares of our common stock, par value $0.001 per share, at a price per share of $6.10, for net proceeds of approximately $5.0 million.

During September 2017, we entered into a securities purchase agreement with Robert W. Duggan, pursuant to which we, in a private placement, issued and sold to Robert W. Duggan an aggregate of 2,000,000 shares of our common stock, par value $0.001 per share, at a price per share of $15.02, for net proceeds of approximately $29.9 million.

Our condensed consolidated statements of cash flows as discussed herein are presented below:

	Three-Month Periods Ended
	March 31,
(in thousands)	2018	2017
Net cash used in operating activities	$(5,018)	$(2,499)
Net cash provided by (used) in investing activities	11,999	(1,810)
Net cash provided by financing activities	300	4,971
Net increase in cash	7,281	662

At March 31, 2018, we had cash, cash equivalents and investments of $33.4 million. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements for at least the next twelve months from the filing date of our Form 10-Q for the three-month period ended March 31, 2018; however, we plan to raise additional capital in the future. These expectations are based on our current operating and financing plans which are subject to change. Until we are able to generate sustainable product revenues at profitable levels, we expect to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such additional funds may not be available on terms acceptable to us or at all. If we raise funds by issuing equity or equity-linked securities, the ownership of our stockholders will be diluted and the holders of new equity securities may have priority rights over our existing stockholders. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into agreements on unattractive terms. Our inability to raise capital could have a material adverse effect on our business, financial condition and results of operations.

Operating Activities

Our primary uses of cash in operating activities are for ongoing product development.

During the three-month period ended March 31, 2018, we used cash of $5.0 million in operating activities. The difference between cash used in operating activities and net loss consisted primarily of stock-based compensation and depreciation and amortization, an increase in accounts payable, partially offset by increased prepaid expenses and other current assets and decreases in accrued liabilities and deferred rent.

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

During the three-month period ended March 31, 2018, $12.0 million of cash was provided from the sale of investments of $25.0 million and $6.3 million of cash proceeds from the maturities of investments, partially offset by $19.2 million cash used for the purchase of available-for-sale securities.

During the three-month period ended March 31, 2017, $1.8 million of cash was used in investing activities, consisting of $7.6 million of cash used to purchase available-for-sale securities partially offset by $5.8 million of cash proceeds from the maturities of investments.

Financing Activities

During the three-month period ended March 31, 2018, cash provided from financing activities was $0.3 million primarily due to cash received from stock option exercises and the sale of stock under our employee stock purchase plan.

During the three-month period ended March 31, 2017, we received $5.0 million of cash from financing activities primarily as a result of the private placement in February 2017.

Contractual Obligations

There have been no material changes outside the ordinary course of our business to the contractual obligations disclosed in our 2017 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

At March 31, 2018, we did not have any transactions, obligations or relationships that constitute off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. No liability associated with such indemnification agreements has been recorded as of March 31, 2018.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates. We do not hold financial instruments for trading purposes.

Interest Rate and Market Risk

As of March 31, 2018 and December 31, 2017, we had cash, cash equivalents and investments totaling $33.4 million and $38.1 million, respectively, all of which have maturities of less than three years.  The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of our cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio are not leveraged, are classified as available-for-sale, and are, due to their relatively short-term nature, subject to minimal interest rate risks. We currently do not hedge interest rate exposure. A decline in interest rates would reduce our interest income; however, because of the short-term maturities of our investments, we do not believe that a hypothetical 10% change in market interest rates would have a material negative impact on the value of our investment portfolio.

On the other hand, when interest rates rise, our marketable securities purchased at a lower yield would incur a mark-to-market unrealized loss. Under certain circumstances, if we are forced to sell our marketable securities prior to maturity, we may incur realized losses in such investments. However, because of the conservative and short-term nature of the investments in our portfolio, a change in interest rates is not expected to have a material impact on our condensed consolidated financial statements.

Foreign Exchange Risk

The majority of our expense and capital purchasing activities are transacted in U.S. dollars. We do not currently have any international operations. We may incur foreign exchange gains or losses in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive and principal financial officers, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective (a) to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) to include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act, as amended, that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We and certain of our directors have received subpoenas from the Securities and Exchange Commission (“SEC”) requesting documents and other information in connection with an investigation into trading in our stock in advance of our September 2017 announcement of the stock purchase agreement executed between us and Robert W. Duggan. According to documents received from the SEC, “This investigation is a non-public, fact-finding inquiry. We are [the SEC is] trying to determine whether there have been any violations of the federal securities laws. The investigation and the subpoena do not mean that we have [the SEC has] concluded that you or anyone else has violated the law. Also, the investigation does not mean that we have a negative opinion of any person, entity or security.” We are fully cooperating with the investigation.

From time to time, we may be involved in a variety of legal proceedings and claims relating to securities laws, product liability, patent infringement, contract disputes, employment matters and other matters relating to the normal course of our business in addition to governmental and other regulatory investigations and proceedings. In addition, third parties may, from time to time, assert claims against us in the form of letters and other communications.

The results of legal proceedings and claims are inherently unpredictable.  We do not believe any currently pending matters will have a material adverse effect on our business based on our current understanding of such matters.

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

Further, in December 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted into law. The change in the tax law was partially effective in 2017 and fully effective in 2018. The primary impacts to us include a decrease of the corporate income tax rate structure and NOL limitations. These changes may have a material impact to the value of deferred tax assets and liabilities and our future taxable income and effective tax rate. We are assessing the TCJA with professional advisers, and believe that the impact of the TCJA on our business may not be fully known for some time, until such analysis is complete, the full impact of the new tax law on us in future periods is uncertain, and no assurances can be made by us on any potential impacts.

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

We may never receive regulatory approvals, including from the FDA, for any potential therapies, devices or products in the United States or in any foreign market. For example, during September 2017, the FDA requested that we submit additional data in connection with our application seeking clearance of our PulseTx System for soft tissue ablation. Subsequent to this FDA request, we chose to withdraw our application, so as to enable us to collect additional data and with the intent of submitting the data in a subsequent application. As such, it is highly speculative as to any timing for our planned products to be approved or commercialized. Investors need to take a long-term approach to an investment in our securities, as the commercial realization of our technology is speculative and well into the future.

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

A significant percentage of our outstanding stock is held by a limited number of investors, including Robert W. Duggan. Mr. Duggan, Chairman of our Board, beneficially owns approximately 35% of our outstanding common stock. As a result, such persons will have significant influence over corporate actions requiring stockholder approval, including the following actions:

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

Robert W. Duggan, is the Chairman of our Board, beneficially owns approximately 35% of our outstanding common stock. As a result of Robert W. Duggan’s significant ownership and position as Chairman of the Board, other companies may be less inclined to pursue an acquisition of us and therefore we may not have the opportunity to be acquired in a transaction that stockholders might otherwise deem favorable, including transactions in which our stockholders might realize a substantial premium for their shares.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Default Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
10.1(1)	Form of Indemnification Agreement
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on January 29, 2018

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

PULSE BIOSCIENCES, INC.

Date: May 8, 2018	By:	/s/ BRIAN B. DOW
Brian B. Dow
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)