Form 10-Q
period 2018-06-30
Pulse Biosciences, Inc.
filed 2018-07-31
CIK 1625101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

Form 10-Q

___________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-34899

___________________________________

Pulse Biosciences, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-5696597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3957 Point Eden Way Hayward, CA	94545
(Address of principal executive offices)	(Zip Code)

(510) 906-4600

(Registrant’s telephone number, including area code)

___________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒

Number of shares outstanding of the issuer’s common stock as of July 30, 2018: 16,886,346

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PULSE BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands except par value amounts)	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$6,794	$3,386
Investments	20,705	34,683
Prepaid expenses and other current assets	1,161	412
Total current assets	28,660	38,481
Property and equipment, net	2,432	2,570
Intangible assets, net	5,545	5,878
Goodwill	2,791	2,791
Other asset	101	101
Total assets	$39,529	$49,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,502	$782
Accrued expenses	1,164	1,034
Deferred rent, current	406	397
Total current liabilities	3,072	2,213

Deferred rent, less current	1,410	1,613
Total liabilities	4,482	3,826

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized – 50,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value: authorized – 500,000 shares; issued and outstanding – 16,886 shares and 16,819 shares at June 30, 2018 and December 31, 2017, respectively	17	17
Additional paid-in capital	91,034	84,202
Accumulated other comprehensive loss	—	(51)
Accumulated deficit	(56,004)	(38,173)
Total stockholders’ equity	35,047	45,995
Total liabilities and stockholders’ equity	$39,529	$49,821

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Revenue	$—	$—	$—	$—
Operating expenses:
General and administrative	5,173	3,924	10,555	5,268
Research and development	3,960	2,130	7,136	3,857
Amortization of intangible assets	167	167	333	333
Total operating expenses	9,300	6,221	18,024	9,458
Other income:
Interest income	137	41	193	80
Total other income	137	41	193	80
Net loss	(9,163)	(6,180)	(17,831)	(9,378)
Other comprehensive loss:
Unrealized gain on available-for-sale securities	3	3	51	1
Comprehensive loss	$(9,160)	$(6,177)	$(17,780)	$(9,377)
Net loss per share:
Basic and diluted net loss per share	$(0.54)	$(0.43)	$(1.06)	$(0.67)
Weighted average shares used to compute net loss per common share — basic and diluted	16,881	14,233	16,861	14,019

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six-Month Periods Ended
	June 30,
(in thousands)	2018	2017
Cash flows from operating activities:
Net loss	$(17,831)	$(9,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	309	49
Amortization of intangible assets	333	333
Stock-based compensation	6,595	3,053
Net premium amortization on investments	(51)	14
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(749)	(449)
Accounts payable	720	586
Accrued expenses	130	67
Other asset	—	(101)
Deferred rent	(194)	2,119
Net cash used in operating activities	(10,738)	(3,707)
Cash flows from investing activities:
Purchases of property and equipment	(171)	(2,464)
Purchases of investments	(29,110)	(11,363)
Maturities of investments	18,315	12,249
Sales of investments	24,875	—
Net cash provided by (used) in investing activities	13,909	(1,578)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plan	188	—
Proceeds from issuance of common stock	—	4,965
Proceeds from exercises of warrants	—	51
Tax payments related to shares withheld for vested restricted stock units	(115)	—
Proceeds from exercises of stock options	164	170
Net cash provided by financing activities	237	5,186
Net increase (decrease) in cash and cash equivalents	3,408	(99)
Cash and cash equivalents at beginning of period	3,386	2,089
Cash and cash equivalents at end of period	$6,794	$1,990

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gains (losses) on available-for-sale securities	$51	$1

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In this Quarterly Report on Form 10-Q (“Quarterly Report”), references to “Pulse,” “Pulse Biosciences,” “we,” “us,” “our” and the “Company” refer to Pulse Biosciences, Inc. and its wholly-owned subsidiaries, unless expressly indicated or the context otherwise requires.

1.  Description of the Business

Pulse Biosciences, Inc. was incorporated in Nevada on May 19, 2014. On June 18, 2018, the Company reincorporated from the State of Nevada to the State of Delaware. The Company is a clinical-stage electroceutical, an electrical energy based therapeutic medical company pursuing commercial applications for its proprietary Nano-Pulse Stimulation (“NPS”) technology. NPS is a patented technology that leverages nano-second duration energy pulses that have demonstrated effective local tumor control and the initiation of an adaptive immune response in pre-clinical studies. The Company is pursuing a number of potential clinical applications for NPS, including oncology, dermatology, aesthetics and other minimally invasive applications where the Company believes NPS may provide greater benefits compared to current therapies and treatments. The Company’s headquarters and research facility are located in Hayward, California.

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements (“Financial Statements”) have been prepared on a basis consistent with the Company’s December 31, 2017 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The Financial Statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission and, as permitted by such rules and regulations, omit certain information and footnote disclosures necessary to present the financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The condensed consolidated balance sheet as of December 31, 2017 was derived from the audited consolidated financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three and six-month periods ended June 30, 2018 are not necessarily indicative of the results to be expected for the entire year or any future periods.

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three and six-month period ended June 30, 2018, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Pulse and its wholly-owned subsidiaries. Intercompany balances and transactions, if any, have been eliminated in consolidation.

Net Loss per Share

The Company calculates basic net loss per share by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding during the period. For purposes of this calculation, options to purchase common stock and common stock warrants are considered common stock equivalents. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted net loss per share.

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

The following outstanding stock options, warrants and restricted stock units were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Six-Month Periods Ended
	June 30,
	2018	2017
Common stock warrants	249,709	705,121
Common stock options	2,894,103	2,227,676
Restricted stock units	222,606	160,974
Total	3,366,418	3,093,771

Reclassifications

Certain items in prior period financial statements have been reclassified to conform to the presentation in the current period financial statements. Such reclassifications did not impact the Company's previously reported net loss or financial position.

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

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis as of June 30, 2018 and December 31, 2017, respectively (in thousands):

		June 30, 2018				December 31, 2017
Assets	Classification	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$6,500	$—	$—	$6,500	$2,758	$—	$—	$2,758
U.S. Treasury Securities	Investments	—	20,705	—	20,705	—	—	—	—
Commercial paper	Investments	—	—	—	—	—	7,210	—	7,210
Corporate bonds	Investments	—	—	—	—	—	19,491	—	19,491
Asset-backed securities	Investments	—	—	—	—	—	7,982	—	7,982
Total assets measured at fair value		$6,500	$20,705	$—	$27,205	$2,758	$34,683	$—	$37,441

The Company did not have any financial liabilities measured on a recurring basis as of June 30, 2018 or December 31, 2017.

During the six-month period ended June 30, 2018, there were no transfers between Level 1, Level 2 or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

4.  Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Leasehold improvements	$2,248	$2,257
Laboratory equipment	537	484
Furniture, fixtures, and equipment	238	231
Software	117	79
Construction in progress	82	—
	3,222	3,051
Less: Accumulated depreciation	(790)	(481)
	$2,432	$2,570

Depreciation expense was $0.2 million and $25,000 for the three-month periods ended June 30, 2018 and 2017, respectively. Depreciation expense was $0.3 million and $49,000 for the six-month periods ended June 30, 2018 and 2017, respectively.

5.  Intangible Assets, Net

Intangible assets primarily consist of a license to utilize certain patents, know-how and technology relating to NPS for biomedical applications acquired from Old Dominion University Research Foundation (“ODURF”), Eastern Virginia Medical School, and the University of Southern California. In addition, the Company entered into a Sponsored Research Agreement with Old Dominion University’s Frank Reidy Research Center for Bioelectrics, which includes certain intellectual property rights arising from the research. The Company is amortizing the intangible assets over an estimated useful life of 12 years.

Intangible assets, net consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Acquired patents and licenses	$7,985	$7,985
Less: Accumulated amortization	(2,440)	(2,107)
	$5,545	$5,878

A schedule of the amortization of intangible assets for the remainder of 2018 and the succeeding five fiscal years and thereafter is as follows (in thousands):

Year Ending December 31:
2018 (remaining 6 months)	$332
2019	665
2020	665
2021	665
2022	665
2023	665
Thereafter	1,888
$5,545

6.  Goodwill

In 2014, the Company acquired three companies (the “acquisitions”) for aggregate consideration of $5.5 million. In accordance with ASC Topic 805, Business Combinations, the Company recorded goodwill of $2.8 million in connection with the acquisitions as the consideration paid exceeded the fair value of the net tangible assets and the intangible assets acquired.

The Company reviews goodwill for impairment at least annually or whenever changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Based on the Company’s annual impairment test as of December 31, 2017 the Company determined that no impairment of goodwill existed and was not aware of any indicators of impairment at such date. In addition, there were no indicators of impairment at June 30, 2018.

7.  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Compensation expense	$773	$685
Professional fees	354	211
Other	—	73
Supplies	37	65
	$1,164	$1,034

8.  Stockholders’ Equity and Stock-Based Compensation

Private Placements

In February 2017, the Company entered into a securities purchase agreement, pursuant to which the Company, in a private placement, issued and sold an aggregate of 819,673 shares of the Company’s common stock, par value $0.001 per share, at a price per share of $6.10, for net proceeds of approximately $5.0 million.

In September 2017, the Company entered into a securities purchase agreement with an existing investor, pursuant to which the Company, in a private placement, issued and sold an aggregate of 2,000,000 shares of the Company’s common stock, par value $0.001 per share, at a price per share of $15.02, for net proceeds of approximately $29.9 million.

Warrants

In connection with a private placement offering of the Company’s shares of common stock in 2014, the Company issued warrants as compensation to the placement agent to purchase a total of 299,625 shares of its common stock at a price of $2.67 per share (the “Private Placement Warrants”).  The Private Placement Warrants are exercisable for period of seven years. As of June 30, 2018, there were a total of 91,876 of Private Placement Warrants outstanding.  In connection with the closing of the Company’s initial public offering in 2016, the Company issued warrants as compensation to its underwriters, as representatives of the underwriters of its initial public offering to purchase a total of 574,985 shares of its common stock at a price of $5.00 per share (“the IPO Warrants”). The IPO Warrants are exercisable for a period of five years. As of June 30, 2018, there were a total of 157,833 of the IPO Warrants outstanding.

Equity Plans

2017 Equity Incentive Plan and 2017 Inducement Equity Incentive Plan

The Board of Directors of the Company (the “Board”) previously adopted, and the Company’s stockholders approved, the Company’s 2017 Equity Incentive Plan (the “2017 Plan”).

The 2017 Plan has a 10-year term, and provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and performance shares to employees, directors and consultants of the Company and any parent or subsidiary of the Company, as the Compensation Committee of the Board may determine. Subject to an annual evergreen increase and adjustment in the case of certain capitalization events, the Company initially reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to awards under the 2017 Plan. In addition, shares remaining available under the Company’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”), and shares reserved but not issued pursuant to outstanding equity awards that expire or terminate without being exercised or that are forfeited or repurchased by the Company will be added to the shares of common stock available for issuance under the 2017 Plan. The 2017 Plan is administered by the Board’s Compensation Committee. Effective January 1, 2018, the number of shares of common stock available under the 2017 Plan increased by 672,915 shares pursuant to the evergreen provision of the 2017 Plan. Pursuant to the 2017 Plan, the 2018 share increase is determined based on the least of (i) 1,200,000 shares, (ii) 4% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. As of June 30, 2018, 659,061 shares of common stock remained available for issuance under the 2017 Plan.

During November 2017, the Board adopted the 2017 Inducement Equity Incentive Plan (the “Inducement Plan”) and reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan was adopted without stockholder approval.

The Inducement Plan has a 10-year term, and provides for the grant of equity-based awards, including nonstatutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares and performance units, and its terms are substantially similar to the 2017 Plan, including with respect to treatment of equity awards in the event of a “merger” or “change in control” as defined under the Inducement Plan. Options issued under the Inducement Plan may have a term up to ten years and have variable vesting provisions. New hire grants generally vest 25% upon the first anniversary of the grant and 1/48th monthly thereafter, over the subsequent 36 months. Equity-based awards issued under the Inducement Plan are only issuable to individuals not previously engaged as employees or non-employee directors of the Company prior to the Inducement Plan’s adoption date. As of June 30, 2018, 425,000 shares of common stock remained available for issuance under the Inducement Plan.

2017 Employee Stock Purchase Plan

The Board previously adopted and the stockholders approved the Company’s 2017 Employee Stock Purchase Plan (the “2017 ESPP”).

The 2017 ESPP is a broad-based plan that provides employees of the Company and its designated affiliates with the opportunity to become stockholders through periodic payroll deductions that are applied towards the purchase of Company common shares at a discount from the then-current market price. Subject to adjustment in the case of certain capitalization events, a total of 250,000 common shares of the Company were available for purchase at adoption of the 2017 ESPP. Effective January 1, 2018, the number of shares of common stock available under the 2017 ESPP increased by 252,343 shares pursuant to the evergreen provision of the 2017 ESPP. Pursuant to the 2017 ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 450,000 shares, (ii) 1.5% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. During the six-month period ended June 30, 2018, the Company issued 12,239 shares of common stock under the 2017 ESPP.  As of June 30, 2018, 490,104 shares of common stock remained available for issuance under the 2017 ESPP.

A  summary of stock option activity under the 2015 Plan, 2017 Plan and Inducement Plan for the six-months ended

June 30, 2018 is presented below:

	Stock Options Outstanding
		Weighted	Weighted average
	Number	average	remaining life
	of shares	exercise price	(in years)
Balances — December 31, 2017	2,598,659	$16.88	8.2
Options granted	364,500	16.98
Options exercised	(54,092)	3.03
Options canceled	(14,964)	17.36
Options expired	—
Balances — June 30, 2018	2,894,103	$16.08	7.6
Exercisable —June 30, 2018	1,105,204	$13.45

The table above excludes 192,500 performance stock options granted during the six-month period ended June 30, 2018 for which the performance criteria had not been established as of June 30, 2018.

Stock-based Compensation

Total stock-based compensation expense consisted of the following (in thousands):

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2018	2017	2018	2017
General and administrative	$2,351	$2,305	$5,050	$2,509
Research and development	824	485	1,545	544
Total stock-based compensation expense	$3,175	$2,790	$6,595	$3,053

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

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2018	2017	2018	2017
Expected term in years	5.3 - 6.1	5.3 - 6.1	5.3 - 6.1	5.3 - 6.1
Expected volatility	70%	80%	70%	80%
Risk-free interest rate	2.7 - 3.0%	1.9 - 2.0%	2.7 - 3.0%	1.9 - 2.1%
Dividend yield	—	—	—	—

The Company estimated the fair value of ESPP on the grant date using the Black-Scholes option pricing model. The estimated fair value of ESPP is amortized on a straight-line basis over the requisite service period of the awards. The Company reviews, and when deemed appropriate, updates the assumptions used on a periodic basis. The Company utilizes its estimated volatility in the Black-Scholes option pricing model to determine the fair value of ESPP. The fair value of ESPP was estimated using the following weighted-average assumptions:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2018	2017	2018	2017
Expected term in years	0.5 - 1.0	0.8 - 1.3	0.5 - 1.0	0.8 - 1.3
Expected volatility	70%	95%	70%	95%
Risk-free interest rate	1.9%	1.1%	1.9%	1.1%
Dividend yield	—	—	—	—

The fair value of restricted stock unit (“RSUs”) awards is determined based on the number of units granted and the closing price of the Company’s common stock as of the grant date. The estimated fair value of RSUs is recognized on a straight-line basis over the requisite service period. In the three-month period ended June 30, 2017, the Company granted 160,974 RSUs, all of  which vested, pursuant to which no shares were issued, during June 2018. Additional paid in capital was reduced by $0.1 million for tax payments related to shares withheld in connection with the vesting of the RSUs.  The stock-based compensation expense related to these RSUs was approximately $0.9 million and $2.1 million and for the three and six-month periods ended June 30, 2018, respectively. During the three-month period ended September 30, 2017, the Company granted 68,800 RSUs to certain employees which vest 50% on June 1, 2019 with the remaining 50% vesting on June 1, 2021. In the event of a change in control, these RSUs vest 100%. The stock-based compensation expense related to these RSUs was approximately $0.1 million and $0.2 million for the three-month and six-month periods ended June 30, 2018, respectively.

9.  Research Grants and Agreements

Sponsored Research Agreement

The Company entered into a Sponsored Research Agreement (“SRA”) with ODURF during 2014 pursuant to which the Company may annually sponsor research activities performed by ODURF’s Frank Reidy Center. ODURF is compensated by the Company for its conduct of each study in accordance with the budget and payment terms set forth in the applicable task order. During the second quarters of 2017 and 2016, the Company agreed to sponsor $0.7 million and $1.0 million, respectively, in research during the subsequent 12-month period to be funded through monthly payments made upon ODURF certifying, to the Company’s reasonable satisfaction, that ODURF has met its obligations pursuant to the specified task order and statement of work. The principal investigator may transfer funds with the budget as needed without the Company’s approval so long as the obligations of ODURF under the task order and statement of work remain unchanged and unimpaired. As of June 30, 2018, no amount remained payable under this agreement.

In addition, during 2017, the Company agreed to provide $0.3 million in research funding to researchers affiliated with ODURF and Eastern Virginia Medical School matching funds made available to those researchers by the Virginia Biosciences Health Research Corporation. The Company’s sponsorship affords access to certain intellectual property, if any, developed during the project. As of June 30, 2018, $75,000 remained available under this agreement.

During the three-month periods ended June 30, 2018 and 2017, the Company paid and incurred costs relating to the SRAs equal to $0.1 million and $0, respectively. During the six-month periods ended June 30, 2018 and 2017, the Company paid and incurred costs related to the SRAs equal to $0.4 million and $0.3 million, respectively.

10.  Commitments and Contingencies

Operating Leases

As of June 30, 2018, the Company leases approximately 15,700 square feet for its corporate headquarters in Hayward, California (the “Premises”). The lease commenced on July 1, 2017 and expires in August 2022, with an option to extend the lease term for an additional five years. Under the terms of the lease agreement, the landlord provided an allowance for tenant improvements in the amount of $2.1 million, which was recorded as deferred rent at the inception of the lease term. Rent expense associated with future minimum lease payments is reduced by amortization of the tenant improvement allowance over the life of the lease. An offsetting amount was recorded as leasehold improvements at the inception of the lease term. Leasehold improvements are depreciated over the lease term.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2018 are as follows (in thousands):

Year Ending December 31:
2018 (remaining 6 months)	$263
2019	536
2020	554
2021	574
2022	392
$2,319

The Company leased approximately 4,300 square feet of corporate offices and research facilities in Burlingame, California, at a monthly cost of approximately $21,000. This lease expired on June 30, 2017.

During the three-month periods ended June 30, 2018 and 2017, rent expense, including common area maintenance charges, was approximately $69,000 and $74,000, respectively. During the six-month periods ended June 30, 2018 and 2017, rent expense, including common area maintenance charges, was approximately $0.1 million, and $0.1 million, respectively.

Indemnification

The Company and certain directors have received subpoenas from the Securities and Exchange Commission requesting documents and other information in connection with an investigation into trading in the Company’s stock in advance of the Company’s September 2017 private placement equity financing. The Company is cooperating with the investigation.

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

11.   Related Party Transactions

Kenneth A. Clark, a director of the Company since November 2017, is a member of the law firm of Wilson Sonsini Goodrich and Rosati (“WSGR”), which also serves as the outside corporate counsel to the Company. During the three and six-month periods ended June 30, 2018, the Company incurred expenses for legal services rendered by WSGR totaling approximately $0.8 million and $1.1 million, respectively.

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

Recent Accounting Pronouncements

Refer to “Recent Accounting Pronouncements” in Note 2 of Notes to Condensed Consolidated Financial Statements of this Quarterly Report.

Segment and Geographical Information

We operate and manage our business as one reportable and operating segment. Our Chief Executive Officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. All of our long-lived assets are based in the United States.

Results of Operations

Comparison of the three-month periods ended June 30, 2018 and 2017

Our condensed consolidated statements of operations as discussed herein are presented below:

	Three-Month Periods Ended
	June 30,
(in thousands)	2018	2017	$ Change
Revenue	$—	$—	$—
Operating expenses:
General and administrative	5,173	3,924	1,249
Research and development	3,960	2,130	1,830
Amortization of intangible assets	167	167	—
Total operating expenses	9,300	6,221	3,079
Other income:
Interest income	137	41	96
Total other income	137	41	96
Net loss	$(9,163)	$(6,180)	$2,983

General and Administrative

General and administrative expenses consist of salaries and related expenses for executives, finance, legal, human resources, information technology and administrative personnel, professional services, patent fees and costs, insurance costs and other general corporate expenses. General and administrative expenses increased by $1.2 million to $5.2 million for the three-month period ended June 30, 2018, from $3.9 million during the same period in 2017 primarily due to $0.7 million of increased professional services and consulting costs, $0.4 million of increased compensation costs, and $0.1 million of increased insurance related costs. Compensation related expenses increased due to the increase in headcount. Professional services and consulting costs increased primarily due to operations and reporting obligations as a public company and increased legal costs related to intellectual property matters and reincorporation from the State of Nevada to the State of Delaware. General and administrative expenses are expected to substantially increase during 2018 as compared to 2017 reflecting the buildout of additional operational infrastructure to support an increased level of clinical and development activities.

Research and Development

Research and development expenses consist of salaries and related expenses for research and development personnel, clinical trials and consulting costs related to the design, development and enhancement of our potential future products, prototypes material and devices. Research and development expenses increased by $1.8 million to $4.0 million for the three-month period ended June 30, 2018, from $2.1 million during the same period in 2017 primarily due to $0.8 million of increased compensation costs, $0.3 million of increased stock-based compensation costs, $0.3 million in prototype expenses, $0.1 million of sponsored research expenses, and $0.1 million increase in depreciation expense. Stock-based compensation increased principally due to the higher Black-Scholes values and grant date intrinsic value ascribed to options and restricted stock units, respectively, granted during the first six months of 2018 and the second and third quarters of 2017. Headcount increases during 2017 and 2018 also contributed to increased stock-based compensation as well as compensation costs more broadly. Prototype expenses increased as a result of the design and testing of the next generation of our system. The increase is also due to materials purchased during the three-month period ended June 30, 2018 for the assembly of clinical systems to be used in planned clinical trials. Sponsored research expenses increased due to timing of sponsored research activities conducted by ODURF. Depreciation expense increased due to the increased leasehold improvements recorded in property and equipment around mid-2017. Research and development expenses are expected to continue to substantially increase during 2018 as we expand our clinical study activities by initiating additional studies, continue development and enhancement of our system in preparation for additional clinical trials and commercialization, and pursue regulatory clearance for our technology.

Interest Income

Interest income increased by $96,000 to $137,000 for the three-month period ended June 30, 2018, from $41,000 during the same period in 2017 due primarily to the higher interest rates earned on higher cash equivalent and investment balances as a result of the proceeds received from private placements that occurred in 2017.

Comparison of the six-month periods ended June 30, 2018 and 2017

Our condensed consolidated statements of operations as discussed herein are presented below:

	Six-Month Periods Ended
	June 30,
(in thousands)	2018	2017	$ Change
Revenue	$—	$—	$—
Operating expenses:
General and administrative	10,555	5,268	5,287
Research and development	7,136	3,857	3,279
Amortization of intangible assets	333	333	—
Total operating expenses	18,024	9,458	8,566
Other income:
Interest income	193	80	113
Total other income	193	80	113
Net loss	$(17,831)	$(9,378)	$8,453

General and Administrative

General and administrative expenses consist of salaries and related expenses for executives, finance, legal, human resources, information technology and administrative personnel, professional services, patent fees and costs, insurance costs and other general corporate expenses. General and administrative expenses increased by $5.3 million to $10.6 million for the six-month period ended June 30, 2018, from $5.3 million during the same period in 2017 primarily due to $2.5 million of increased stock-based compensation costs, $1.7 million of increased professional services and consulting costs, $0.7 million of increased compensation costs, $0.2 million of increased insurance related costs and $0.1 million of increased office supplies costs. Stock-based compensation increased principally due to the higher Black-Scholes values and grant date intrinsic value ascribed to options and restricted stock units, respectively, granted during the first six months of 2018 and the second and third quarters of 2017. Headcount increases during 2017 and 2018 also contributed to increased stock-based compensation as well as compensation costs more broadly.  Professional services and consulting costs increased primarily due to operations and reporting obligations as a public company and increased legal costs related to intellectual property matters and reincorporation from the State of Nevada to the State of Delaware. General and administrative expenses are expected to substantially increase during 2018 as compared to 2017 reflecting the buildout of additional operational infrastructure to support an increased level of clinical and development activities.

Research and Development

Research and development expenses consist of salaries and related expenses for research and development personnel, clinical trials and consulting costs related to the design, development and enhancement of our potential future products, prototypes material and devices. Research and development expenses increased by $3.3 million to $7.1 million for the six-month period ended June 30, 2018, from $3.9 million during the same period in 2017, primarily due to $1.5 million of increased compensation costs, $1.0 million of increased stock-based compensation costs, $0.4 million in prototype expenses,

$0.2 million increase in depreciation expense, and $0.1 million of sponsored research expenses. Stock-based compensation increased principally due to the higher Black-Scholes values and grant date intrinsic value ascribed to options and restricted stock units, respectively, granted during the first six months of 2018 and the second and third quarters of 2017. Headcount increases during 2017 and 2018 also contributed to increased stock-based compensation as well as compensation costs more broadly. Sponsored research expenses increased due to timing of sponsored research activities conducted by ODURF. Prototype expenses increased as a result of the design and testing of the next generation of our system. The increase is also due to materials purchased during the three-month period ended June 30, 2018 for the assembly of clinical systems to be used in planned clinical trials. Depreciation expense increased due to the increased leasehold improvements recorded in property and equipment around mid-2017. Research and development expenses are expected to continue to substantially increase during 2018 as we expand our clinical study activities by initiating additional studies, continue development and enhancement of our system in preparation for additional clinical trials and commercialization, and pursue regulatory clearance for our technology.

Interest Income

Interest income increased by $113,000 to $193,000 for the six-month period ended June 30, 2018, from $80,000 during the same period in 2017 due primarily to the higher interest rates earned on higher cash equivalent and investment balances as a result of the proceeds received from private placements that occurred in 2017.

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

Our condensed consolidated statements of cash flows as discussed herein are presented below:

	Six-Month Periods Ended
	June 30,
(in thousands)	2018	2017
Net cash used in operating activities	$(10,738)	$(3,707)
Net cash provided by (used) in investing activities	13,909	(1,578)
Net cash provided by financing activities	237	5,186
Net increase (decrease) in cash and cash equivalents	3,408	(99)

At June 30, 2018, we had cash, cash equivalents and investments of $27.5 million. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements for at least the next twelve months from the filing date of this Quarterly Report; however, we plan to raise additional capital in the future. These expectations are based on our current operating and financing plans which are subject to change. Until we are able to generate sustainable product revenues at profitable levels, we expect to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such additional funds may not be available on terms acceptable to us or at all. If we raise funds by issuing equity or equity-linked securities, the ownership of our stockholders will be diluted and the holders of new equity securities may have priority rights over our existing stockholders. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into agreements on unattractive terms. Our inability to raise capital could have a material adverse effect on our business, financial condition and results of operations.

Operating Activities

Our primary uses of cash in operating activities are for ongoing product development.

During the six-month period ended June 30, 2018, we used cash of $10.7 million in operating activities. The difference between cash used in operating activities and net loss consisted primarily of stock-based compensation and depreciation and amortization, an increase in accounts payable, partially offset by increased prepaid expenses and other current assets and decreases in accrued liabilities and deferred rent.

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

During the six-month period ended June 30, 2018, $13.9 million of cash provided by investing activities was from the sale of investments of $24.9 million and $18.3 million of cash proceeds from the maturities of investments, partially offset by $29.1 million cash used for the purchase of available-for-sale securities and $0.1 million cash used in purchase of property and equipment.

During the six-month period ended June 30, 2017, $1.6 million of cash used in investing activities was from $2.5 million of cash used primarily for leasehold improvement and equipment purchases, $11.4 million used in purchases of investments partially offset by $12.2 million of cash provided by maturities of investments.

Financing Activities

During the six-month period ended June 30, 2018, cash provided from financing activities was $0.2 million primarily due to cash received from stock option exercises and the sale of stock under our employee stock purchase plan.

During the six-month period ended June 30, 2017, we received $5.2 million of cash from financing activities primarily as a result of the Private Placement in February 2017 and cash received from stock option and warrant exercises.

Contractual Obligations

There have been no material changes outside the ordinary course of our business to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

At June 30, 2018, we did not have any transactions, obligations or relationships that constitute off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. No liability associated with such indemnification agreements has been recorded as of June 30, 2018.

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

Interest Rate and Market Risk

As of June 30, 2018 and December 31, 2017, we had cash, cash equivalents and investments totaling $27.5 million and $38.1 million, respectively, all of which have maturities of less than three years. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of our cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio are not leveraged, are classified as available-for-sale, and are, due to their relatively short-term nature, subject to minimal interest rate risks. We currently do not hedge interest rate exposure. A decline in interest rates would reduce our interest income; however, because of the short-term maturities of our investments, we do not believe that a hypothetical 10% change in market interest rates would have a material negative impact on the value of our investment portfolio.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive and principal financial officers, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective (a) to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) to include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act, as amended, that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

We and certain of our directors have received subpoenas from the Securities and Exchange Commission (“SEC”) requesting documents and other information in connection with an investigation into trading in our stock in advance of our September 2017 financing announcement. According to documents received from the SEC, “This investigation is a non-public, fact-finding inquiry. We are [the SEC is] trying to determine whether there have been any violations of the federal securities laws. The investigation and the subpoena do not mean that we have [the SEC has] concluded that you or anyone else has violated the law. Also, the investigation does not mean that we have a negative opinion of any person, entity or security.” We are fully cooperating with the investigation.

The results of legal proceedings and claims are inherently unpredictable. We do not believe any currently pending matters will have a material adverse effect on our business based on our current understanding of such matters.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report, including our financial statements and related notes, which could have a material adverse effect on our business, financial condition, results of operations and prospects. The risks described below are not the only risks facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition, results of operations and prospects.

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

To date, we have not generated revenue and have relied on financing from the sale of equity securities to fund our operations. We expect that our future financial results will depend primarily on our success in obtaining approval for, launching, selling and supporting our PulseTxTM System or other products based on Nano-Pulse Stimulation, or NPS; however, our technology is still in development. We expect to expend significant resources on hiring of personnel, continued scientific and product research and development, potential product testing and preclinical and clinical investigation, intellectual property development and prosecution, marketing and promotion, capital expenditures, working capital, general and administrative expenses, and fees and expenses associated with our capital raising efforts. We expect to incur costs and expenses related to consulting costs, laboratory development costs, hiring of scientists, engineers, and other operational personnel, and the continued development of relationships with potential partners. We are incurring significant operating losses, we expect to continue to incur additional loses for at least the next several years, and we cannot assure you that we will generate revenue or be profitable in the future. Our future products may never be approved or become commercially viable or accepted for use. Even if we find commercially viable applications for our technology, which may include licensing, we may never recover our research and development expenses.

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

The market price of our common stock has been highly volatile, and we expect it to continue to be highly volatile for the foreseeable future in response to many risk factors listed in this section, and others beyond our control, including:

•	results of clinical trials of our planned products or those of our competitors;
•	actions by regulatory bodies, such as the FDA, that effect our business or have the effect of delaying or rejecting approvals of our planned products;
•	actual or anticipated fluctuations in our financial condition and operating results;
•	announcements by our customers, partners or suppliers relating directly or indirectly to our products, services or technologies;
•	announcements of technological innovations by us or our competitors;
•	changes in laws or regulations applicable to our planned products;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments or achievement of significant milestones;
•	additions or departures of key personnel;
•	competition from existing products or new products that may emerge;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	disputes or other developments related to proprietary rights, including patents, litigation matters or our ability to obtain intellectual property protection for our technologies;
•	announcements or expectations of additional financing efforts;
•	sales of our common stock by us or our stockholders;
•	stock price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	reports, guidance and ratings issued by securities or industry analysts;
•	overall conditions in our industry and market; and
•	general economic and market conditions.

If any of the foregoing occurs, it may cause our stock price or trading volume to decline. Stock markets in general, and the market for companies in our industry in particular, have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. Investors may not realize any return on their investment in us and may lose some or all of their investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Sales or purchases of shares of our common stock may adversely affect the market for our common stock.

If we or our stockholders, particularly our directors, executive officers and significant stockholders, sell or purchase, register for sale, or indicate an intent to sell or purchase, shares of our common stock in the public market, it may have a material adverse effect on the market price of our common stock. In particular, Robert W. Duggan is not subject to any contractual restrictions with us on his ability to sell or transfer our common stock, and these sales or transfers could create substantial declines in the price of our securities or, if these sales or transfers were made to a single buyer or group of buyers, could contribute to a transfer of control of our company to a third party. Sales by Robert W. Duggan of a substantial number of shares, or the expectation of such sales, could cause a significant reduction in the market price of our common stock.

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

Our common stock could be delisted from the Nasdaq Capital Market if we fail to regain compliance with Nasdaq listing rules.

On July 30, 2018, we received a notice from Nasdaq indicating that we were not in compliance with the audit committee requirements as set forth in Listing Rule 5605, which requires us to have at least three members of our audit committee. Nasdaq has provided us with a cure period until the earlier of the next annual meeting of stockholders or July 27, 2019 to regain compliance.

If our common stock is delisted from the Nasdaq Capital Market and we are unable to obtain listing on another national securities exchange, our common stock may trade only on the over-the-counter market (the “OTC”). If our common stock were to trade on the OTC, the market price and liquidity of our common stock may decline because smaller quantities of shares would likely be bought and sold, and transactions could be delayed. In addition, in the event our common stock is delisted, broker-dealers transacting in our common stock could be subject to certain additional regulatory burdens, which may discourage them from effecting transactions in our common stock, thus further limiting the liquidity of our common stock and potentially resulting in lower prices and larger spreads in the bid and ask prices for our common stock. A delisting from the Nasdaq Capital Market could also negatively impact our ability to raise capital in the future.

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

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

We recently reincorporated to the State of Delaware from the State of Nevada. Certain anti-takeover provisions of Delaware law and provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. Our certificate of incorporation and bylaws include provisions that:

•

authorize our board of directors to issue, without further action by the stockholders, up to 50,000,000 shares of preferred stock and up to approximately 500,000,000 shares of authorized but unissued shares of common stock;

•	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•

specify that special meetings of our stockholders can be called only by our board of directors, the chairman of our board of directors, any of our officers, or any stockholder holding at least fifteen percent (15%) of the voting power of the capital stock issued and outstanding and entitled to vote;

•

establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;

•

the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all the then outstanding shares of our voting stock, voting together as a single class, to amend provisions of our certificate of incorporation or our bylaws;

•	the ability of our board of directors by majority vote, to amend the bylaws; and
•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to engage in certain types of transactions with us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Default Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
2.1(1)	Plan of Conversion of Pulse Biosciences, Inc.
3.1(2)	Articles of Conversion
3.2(3)	Certificate of Conversion
3.3(4)	Certificate of Incorporation of Pulse Biosciences, Inc.
3.4(5)	Bylaws of Pulse Biosciences, Inc.
4.1(6)	Specimen Common Stock Certificate
10.1(7)	Form of Indemnification Agreement
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K12B filed with the SEC on June 18, 2018.

(2) Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K12B filed with the SEC on June 18, 2018.

(3) Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K12B filed with the SEC on June 18, 2018.

(4) Incorporated by reference to Exhibit 3.3 to Registrant’s Current Report on Form 8-K12B filed with the SEC on June 18, 2018.

(5) Incorporated by reference to Exhibit 3.4 to Registrant’s Current Report on Form 8-K12B filed with the SEC on June 18, 2018.

(6) Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K12B filed with the SEC on June 18, 2018.

(7) Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K12B filed with the SEC on June 18, 2018.

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

PULSE BIOSCIENCES, INC.

Date: July 31, 2018	By:	/s/ Brian B. Dow
Brian B. Dow
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)