Form 10-Q
period 2018-09-30
Pulse Biosciences, Inc.
filed 2018-11-01
CIK 1625101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

Form 10-Q

___________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

___________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares outstanding of the issuer’s common stock as of October 25, 2018: 16,985,556

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PULSE BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands except par value amounts)	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$6,331	$3,386
Investments	14,690	34,683
Prepaid expenses and other current assets	1,095	412
Total current assets	22,116	38,481
Property and equipment, net	2,339	2,570
Intangible assets, net	5,379	5,878
Goodwill	2,791	2,791
Other asset	101	101
Total assets	$32,726	$49,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,281	$782
Accrued expenses	1,657	1,034
Deferred rent, current	410	397
Total current liabilities	3,348	2,213

Deferred rent, less current	1,304	1,613
Total liabilities	4,652	3,826

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized – 50,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value: authorized – 500,000 shares; issued and outstanding – 16,984 shares and 16,819 shares at September 30, 2018 and December 31, 2017, respectively	17	17
Additional paid-in capital	94,825	84,202
Accumulated other comprehensive loss	(3)	(51)
Accumulated deficit	(66,765)	(38,173)
Total stockholders’ equity	28,074	45,995
Total liabilities and stockholders’ equity	$32,726	$49,821

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Revenue	$—	$—	$—	$—
Operating expenses:
General and administrative	5,675	4,434	16,230	9,702
Research and development	5,038	2,925	12,174	6,782
Amortization of intangible assets	166	166	499	499
Total operating expenses	10,879	7,525	28,903	16,983
Other income:
Interest income	118	39	311	119
Total other income	118	39	311	119
Net loss	(10,761)	(7,486)	(28,592)	(16,864)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	(3)	4	48	5
Comprehensive loss	$(10,764)	$(7,482)	$(28,544)	$(16,859)
Net loss per share:
Basic and diluted net loss per share	$(0.64)	$(0.52)	$(1.69)	$(1.19)
Weighted average shares used to compute net loss per common share — basic and diluted	16,927	14,381	16,883	14,141

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine-Month Periods Ended
	September 30,
(in thousands)	2018	2017
Cash flows from operating activities:
Net loss	$(28,592)	$(16,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	474	196
Amortization of intangible assets	499	499
Stock-based compensation	9,988	6,403
Net premium amortization on investments	(100)	24
Landlord incentive for tenant improvements	—	2,119
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(683)	(244)
Accounts payable	499	649
Accrued expenses	623	207
Other asset	—	(101)
Deferred rent	(296)	(12)
Net cash used in operating activities	(17,588)	(7,124)
Cash flows from investing activities:
Purchases of property and equipment	(243)	(2,407)
Purchases of investments	(39,799)	(11,363)
Maturities of investments	35,065	16,034
Sales of investments	24,875	—
Net cash provided by investing activities	19,898	2,264
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plan	327	—
Proceeds from issuance of common stock	—	34,944
Proceeds from exercises of warrants	—	50
Tax payments related to shares withheld for vested restricted stock units	(115)	—
Proceeds from exercises of stock options	423	200
Net cash provided by financing activities	635	35,194
Net increase in cash and cash equivalents	2,945	30,334
Cash and cash equivalents at beginning of period	3,386	2,089
Cash and cash equivalents at end of period	$6,331	$32,423

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gains (losses) on available-for-sale securities	$48	$5
Equipment purchased in accounts payable and accrued expenses	39	109
Financing costs not yet paid	—	101

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

1.  Description of the Business

Business Description

Pulse Biosciences, Inc. is a novel medical therapy company bringing to market its proprietary Nano-Pulse Stimulation™ (NPS™) platform. The Company’s NPS platform is a novel, precise, non-thermal, treatment technology delivering nanosecond duration energy pulses that impact cells in treated tissue while sparing acellular tissue. NPS’s unique mechanism of action disrupts the functions of internal cell structures while maintaining the outer cell membrane initiating a cascade of events within the cell that results in regulated cell death. The novel characteristics of its NPS’s unique mechanism of action has the potential to significantly benefit patients for multiple medical applications, including dermatology, the Company’s first planned commercial application.  In pre-clinical studies, NPS has demonstrated an ability to induce immunogenic cell death in several cancer cell lines. The Company believes its NPS may play a role in immune-oncology as a focal tumor treatment that can initiate an adaptive immune response. The Company is currently conducting research and development activities, including clinical studies, in pursuit of commercial applications for its NPS technology, but has not yet commercialized or recognized revenue from its technology. The Company was incorporated in Nevada on May 19, 2014. On June 18, 2018, the Company reincorporated from the State of Nevada to the State of Delaware. The Company’s headquarters and research facility are located in Hayward, California.

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

The Company’s long-term success is dependent upon its ability to successfully develop, commercialize, and market its products and technologies, earn revenue, obtain additional capital when needed, and ultimately achieve profitable operations. As of September 30, 2018, the Company had cash, cash equivalents and investments of $21.0 million. During the nine months ended September 30, 2018, the Company incurred a net loss of $28.6 million, and used $17.6 million in cash for operating activities. In addition, the Company had an accumulated deficit of $66.8 million as of September 30, 2018.

 On October 26, 2018, the Company received an irrevocable commitment to provide financial support of up to $15,000,000 from Robert W. Duggan, the Company’s chairman of the Board, and the beneficial owner of approximately 35% of the Company’s common stock outstanding as of the date of this Quarterly Report. Such continuing support may take the form of purchase of equity, loans or advances to the Company. The Company believes that, based on its existing cash, cash equivalents and investments together with such continued financial support and commitment from Mr. Duggan, it has the resources to fund operations for the next twelve months from the issuance date of these unaudited condensed consolidated financial statements.

2.  Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements (“Financial Statements”) have been prepared on a basis consistent with the Company’s December 31, 2017 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The Financial Statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission and, as permitted by such rules and regulations, omit certain information and footnote disclosures necessary to present the financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The condensed consolidated balance sheet as of December 31, 2017 was derived from the audited consolidated financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s

Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three-  and nine-month periods ended September 30, 2018 are not necessarily indicative of the results to be expected for the entire year or any future periods.

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three- and nine-month periods ended September 30, 2018, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The following outstanding stock options, warrants and restricted stock units were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Nine-Month Periods Ended
	September 30,
	2018	2017
Common stock warrants	213,485	705,121
Common stock options	2,858,387	2,326,676
Restricted stock units	222,606	229,774
Total	3,294,478	3,261,571

Reclassifications

Certain items in prior period financial statements have been reclassified to conform to the presentation in the current period financial statements. Such reclassifications did not impact the Company's previously reported net loss or financial position.

Recent Accounting Pronouncements

During February 2016, the Financial Accounting Standards Board, or FASB issued Accounting Standards Update, or ASU No. 2016-02, Leases, which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). For lessees, leases will continue to be classified as either operating or financing in the income statement. This ASU becomes effective for the Company in the first quarter of fiscal year 2019 and early adoption is permitted. This ASU is required to be applied with a modified retrospective approach and requires application of the new standard at the beginning of the earliest comparative period presented. The Company generally does not finance purchases of equipment or other capital assets, but does lease its facilities. The adoption of ASC 842 will require the recognition of a right-of-use asset and a lease obligation for the Company’s leases (see Note 10 — Commitments and Contingencies). While the Company is still evaluating the full effect this guidance will have on its consolidated financial statements and related disclosures, the Company anticipates that recognizing right-of-use assets and operating lease liabilities will have a material impact upon adoption primarily on its consolidated balance sheets and related disclosures, and will increase total assets and liabilities.

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

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis as of September 30, 2018 and December 31, 2017, respectively (in thousands):

		September 30, 2018				December 31, 2017
Assets	Classification	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$5,973	$—	$—	$5,973	$2,758	$—	$—	$2,758
U.S. Treasury Securities	Investments	—	14,690	—	14,690	—	—	—	—
Commercial paper	Investments	—	—	—	—	—	7,210	—	7,210
Corporate bonds	Investments	—	—	—	—	—	19,491	—	19,491
Asset-backed securities	Investments	—	—	—	—	—	7,982	—	7,982
Total assets measured at fair value		$5,973	$14,690	$—	$20,663	$2,758	$34,683	$—	$37,441

The Company did not have any financial liabilities measured on a recurring basis as of September 30, 2018 or December 31, 2017.

During the nine-month period ended September 30, 2018, there were no transfers between Level 1, Level 2 or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

4.  Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Leasehold improvements	$2,248	$2,257
Laboratory equipment	641	484
Furniture, fixtures, and equipment	248	231
Software	118	79
Construction in progress	39	—
	3,294	3,051
Less: Accumulated depreciation	(955)	(481)
	$2,339	$2,570

Depreciation expense was $0.2 million and $0.1 million for the three-month periods ended September 30, 2018 and 2017, respectively. Depreciation expense was $0.5 million and $0.2 million for the nine-month periods ended September 30, 2018 and 2017, respectively.

5.  Intangible Assets, Net

Intangible assets primarily consist of a license to utilize certain patents, know-how and technology relating to the Company’s NPS for biomedical applications acquired from Old Dominion University Research Foundation, Eastern Virginia Medical School, and the University of Southern California. In addition, the Company entered into a Sponsored Research Agreement with Old Dominion University’s Frank Reidy Research Center for Bioelectrics, which includes certain intellectual property rights arising from the research. The Company is amortizing the intangible assets over an estimated useful life of 12 years.

Intangible assets, net consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Acquired patents and licenses	$7,985	$7,985
Less: Accumulated amortization	(2,606)	(2,107)
	$5,379	$5,878

A schedule of the amortization of intangible assets for the remainder of 2018 and the succeeding five fiscal years and thereafter is as follows (in thousands):

Year Ending December 31:
2018 (remaining 3 months)	$166
2019	665
2020	665
2021	665
2022	665
2023	665
Thereafter	1,888
$5,379

6.  Goodwill

In 2014, the Company acquired three companies (the “acquisitions”) for aggregate consideration of $5.5 million. In accordance with ASC Topic 805, Business Combinations, the Company recorded goodwill of $2.8 million in connection with the acquisitions as the consideration paid exceeded the fair value of the net tangible assets and the intangible assets acquired.

The Company reviews goodwill for impairment at least annually or whenever changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Based on the Company’s annual impairment test as of December 31, 2017 the Company determined that no impairment of goodwill existed and was not aware of any indicators of impairment at such date. In addition, there were no indicators of impairment at September 30, 2018.

7.  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Compensation expense	$1,006	$685
Accrued clinical	137	21
Professional fees	471	211
Other	—	52
Supplies	43	65
	$1,657	$1,034

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

Warrants

In connection with a private placement offering of shares of the Company’s common stock, par value $0.001 per share in 2014, the Company issued warrants as compensation to the placement agent to purchase a total of 299,625 shares of its common stock at a price of $2.67 per share (the “Private Placement Warrants”). The Private Placement Warrants are exercisable for period of seven years. As of September 30, 2018, a total of 91,876 Private Placement Warrants remained outstanding.  In connection with the closing of the Company’s initial public offering in 2016, the Company issued warrants as compensation to its underwriters to purchase a total of 574,985 shares of its common stock at a price of $5.00 per share (the “IPO Warrants”). The IPO Warrants are exercisable for a period of five years. As of September 30, 2018, a total of 121,609 IPO Warrants remained outstanding.

Equity Plans

2017 Equity Incentive Plan and 2017 Inducement Equity Incentive Plan

The Board of Directors of the Company (the “Board”) previously adopted, and the Company’s stockholders approved, the Company’s 2017 Equity Incentive Plan (the “2017 Plan”).

The 2017 Plan has a 10-year term, and provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and performance shares to employees, directors and consultants of the Company and any parent or subsidiary of the Company, as the Compensation Committee of the Board may determine. Subject to an annual evergreen increase and adjustment in the case of certain capitalization events, the Company initially reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to awards under the 2017 Plan. In addition, shares remaining available under the Company’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”), and shares reserved but not issued pursuant to outstanding equity awards that expire or terminate without being exercised or that are forfeited or repurchased by the Company will be added to the shares of common stock available for issuance under the 2017 Plan. The 2017 Plan is administered by the Board’s Compensation Committee. Effective January 1, 2018, the number of shares of common stock available under the 2017 Plan increased by 672,915 shares pursuant to the evergreen provision of the 2017 Plan. Pursuant to the 2017 Plan, the 2018 share increase is determined based on the least of (i) 1,200,000 shares, (ii) 4% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. As of September 30, 2018, 680,061 shares of common stock remained available for issuance under the 2017 Plan.

During November 2017, the Board adopted the 2017 Inducement Equity Incentive Plan (the “Inducement Plan”) and

reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan was adopted without stockholder approval.

The Inducement Plan has a 10-year term, and provides for the grant of equity-based awards, including nonstatutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares and performance units, and its terms are substantially similar to the 2017 Plan, including with respect to treatment of equity awards in the event of a “merger” or “change in control” as defined under the Inducement Plan. Options issued under the Inducement Plan may have a term up to ten years and have variable vesting provisions. New hire grants generally vest 25% upon the first anniversary of the grant and 1/48th monthly thereafter, over the subsequent 36 months. Equity-based awards issued under the Inducement Plan are only issuable to individuals not previously engaged as employees or non-employee directors of the Company prior to the Inducement Plan’s adoption date. As of September 30, 2018, 377,500 shares of common stock remained available for issuance under the Inducement Plan.

2017 Employee Stock Purchase Plan

The Board previously adopted and the stockholders approved the Company’s 2017 Employee Stock Purchase Plan (the “2017 ESPP”).

The 2017 ESPP is a broad-based plan that provides employees of the Company and its designated affiliates with the opportunity to become stockholders through periodic payroll deductions that are applied towards the purchase of Company common shares at a discount from the then-current market price. Subject to adjustment in the case of certain capitalization events, a total of 250,000 common shares of the Company were available for purchase at adoption of the 2017 ESPP. Effective January 1, 2018, the number of shares of common stock available under the 2017 ESPP increased by 252,343 shares pursuant to the evergreen provision of the 2017 ESPP. Pursuant to the 2017 ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 450,000 shares, (ii) 1.5% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. During the nine-month period ended September 30, 2018, the Company issued 23,869 shares of common stock under the 2017 ESPP. As of September 30, 2018, 478,474 shares of common stock remained available for issuance under the 2017 ESPP.

A  summary of stock option activity under the 2015 Plan, 2017 Plan and Inducement Plan for the nine-months ended September 30, 2018 is presented below:

	Stock Options Outstanding
			Weighted
		Weighted	average
	Number	average	remaining life
	of shares	exercise price	(in years)
Balances — December 31, 2017	2,598,659	$16.88	8.2
Options granted	417,000	16.60
Options exercised	(116,308)	3.63
Options canceled	(40,964)	19.61
Options expired	—
Balances — September 30, 2018	2,858,387	$17.34	7.9
Exercisable — September 30, 2018	1,206,460	$14.41

The table above excludes 192,500 performance stock options granted during the nine-months period ended September 30, 2018 for which the performance criteria had not been established as of September 30, 2018.

Stock-based Compensation

Total stock-based compensation expense consisted of the following (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2018	2017	2018	2017
General and administrative	$2,483	$2,778	$7,533	$5,287
Research and development	910	572	2,455	1,116
Total stock-based compensation expense	$3,393	$3,350	$9,988	$6,403

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

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2018	2017	2018	2017
Expected term in years	6.1	6.1	5.3 - 6.1	5.3 - 6.1
Expected volatility	70%	80%	70%	80%
Risk-free interest rate	2.9%	1.8%	2.7 - 2.9%	1.8 - 2.1%
Dividend yield	—	—	—	—

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

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2018	2017	2018	2017
Expected term in years	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0	0.8 - 1.3
Expected volatility	70%	95%	70%	95%
Risk-free interest rate	2.3 - 2.5%	1.1 - 1.2%	1.9 - 2.5%	1.1 - 1.2%
Dividend yield	—	—	—	—

The fair value of restricted stock unit (“RSUs”) awards is determined based on the number of units granted and the closing price of the Company’s common stock as of the grant date. The estimated fair value of RSUs is recognized on a straight-line basis over the requisite service period. During the three-month period ended June 30, 2017, the Company granted 160,974 RSUs, all of which vested, pursuant to which no shares were issued, during June 2018. Additional paid in capital was reduced by $0.1 million for tax payments related to shares withheld in connection with the vesting of the RSUs.  The stock-based compensation expense related to these RSUs was $0 and $2.1 million and for the three- and nine-month periods ended September 30, 2018, respectively. During the three-month period ended September 30, 2017, the Company granted 68,800 RSUs to certain employees which vest 50% on June 1, 2019 with the remaining 50% vesting on June 1, 2021. In the event of a change in control, these RSUs vest 100%. The stock-based compensation expense related to these RSUs was approximately $0.1 million and $0.3 million for the three- and nine-month periods ended September 30, 2018, respectively.

9.  Research Grants and Agreements

Sponsored Research Agreement

The Company entered into a Sponsored Research Agreement (“SRA”) with Old Dominion University Research Foundation (“ODURF”) during 2014 pursuant to which the Company may annually sponsor research activities performed by ODURF’s Frank Reidy Center. ODURF is compensated by the Company for its conduct of each study in accordance with the budget and payment terms set forth in the applicable task order. During the second quarter of 2017 and the third quarter of 2018, the Company agreed to sponsor $0.7 million and $0.8 million, respectively, in research during the subsequent 12-month period to be funded through monthly payments made upon ODURF certifying, to the Company’s reasonable satisfaction, that ODURF has met its obligations pursuant to the specified task order and statement of work. The principal investigator may transfer funds with the budget as needed without the Company’s approval so long as the obligations of ODURF under the task order and statement of work remain unchanged and unimpaired. As of September 30, 2018, $0.7 million remained payable under this agreement.

In addition, during 2017, the Company agreed to provide $0.3 million in research funding to researchers affiliated with ODURF and Eastern Virginia Medical School matching funds made available to those researchers by the Virginia Biosciences Health Research Corporation. The Company’s sponsorship affords access to certain intellectual property, if any, developed during the project. As of September 30, 2018, $75,000 remained payable under this agreement.

During the three-month periods ended September 30, 2018 and 2017, the Company incurred costs relating to the SRAs equal to $0.1 million and $0.3 million, respectively. During the nine-month periods ended September 30, 2018 and 2017, the Company incurred costs related to the SRAs equal to $0.6 million and $0.6 million, respectively.

10.  Commitments and Contingencies

Operating Leases

As of September 30, 2018, the Company leases approximately 15,700 square feet for its corporate headquarters in Hayward, California (the “Premises”). The lease commenced on July 1, 2017 and expires in August 2022, with an option to extend the lease term for an additional five years. Under the terms of the lease agreement, the landlord provided an allowance for tenant improvements in the amount of $2.1 million, which was recorded as deferred rent at the inception of the lease term. Rent expense associated with future minimum lease payments is reduced by amortization of the tenant improvement allowance over the life of the lease. An offsetting amount was recorded as leasehold improvements at the inception of the lease term. Leasehold improvements are depreciated over the lease term.

Future minimum lease payments under non-cancelable operating leases as of September 30, 2018 are as follows (in thousands):

Year Ending December 31:
2018 (remaining 3 months)	$132
2019	536
2020	554
2021	574
2022	392
$2,188

The Company leased approximately 4,300 square feet of corporate offices and research facilities in Burlingame, California, at a monthly cost of approximately $21,000. This lease expired on June 30, 2017.

During the three-month periods ended September 30, 2018 and 2017, rent expense, including common area maintenance charges, was approximately $57,000 and $0.1 million, respectively. During the nine-month periods ended September 30, 2018 and 2017, rent expense, including common area maintenance charges, was approximately $0.2 million, and $0.2 million, respectively.

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

11.   Related Party Transactions

Kenneth A. Clark, a director of the Company since November 2017, is a member of the law firm of Wilson Sonsini Goodrich and Rosati (“WSGR”), which also serves as the outside corporate counsel to the Company. During the three- and nine-month periods ended September 30, 2018, the Company incurred expenses for legal services rendered by WSGR totaling approximately $0.3 million and $1.1 million, respectively.

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

Overview

We are a novel medical therapy company bringing to market our proprietary Nano-Pulse Stimulation™ (NPS™) platform. Our NPS platform is a novel, precise, non-thermal, treatment technology delivering nanosecond duration energy pulses that impact cells in treated tissue while sparing acellular tissue. NPS’s unique mechanism of action disrupts the functions of internal cell structures while maintaining the outer cell membrane initiating a cascade of events within the cell that results in regulated cell death. The novel characteristics of NPS’s unique mechanism of action has the potential to significantly benefit patients for multiple medical applications, including dermatology, our first planned commercial application. In pre-clinical studies, our NPS has demonstrated an ability to induce immunogenic cell death in several cancer cell lines. We believe our NPS may play a role in immune-oncology as a focal tumor treatment that can initiate an adaptive immune response. We are currently conducting research and development activities, including clinical studies, in pursuit of commercial applications for our NPS technology, but we have not yet commercialized or recognized revenue from our technology.

Plan of Operation

We plan to establish ourselves as novel medical therapy company with precise, non-thermal, treatment technology delivering nanosecond duration energy pulses that impact cells in treated tissue while sparing surrounding acellular tissue. In order to accomplish this, we plan to:

•

Improve our technology by continuing our research and product development efforts. We expect to develop different devices to target different tissue types that will leverage the novel characteristics of our NPS technology platform.

•	Conduct clinical studies to demonstrate the benefits of our NPS platform for unmet medical needs that may be addressed by our technology.
•

Continue to protect and expand our intellectual property portfolio with respect to our NPS technology, which we expect will increase our ability to deter competitors and position our company for favorable licensing and partnering opportunities.

•	Commercialize our NPS-based therapies and devices in areas of value to patients, clinicians and stockholders.

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

Results of Operations

Comparison of the three-month periods ended September 30, 2018 and 2017

Our condensed consolidated statements of operations as discussed herein are presented below:

	Three-Month Periods Ended
	September 30,
(in thousands)	2018	2017	$ Change
Revenue	$—	$—	$—
Operating expenses:
General and administrative	5,675	4,434	1,241
Research and development	5,038	2,925	2,113
Amortization of intangible assets	166	166	—
Total operating expenses	10,879	7,525	3,354
Other income:
Interest income	118	39	79
Total other income	118	39	79
Net loss	$(10,761)	$(7,486)	$3,275

General and Administrative

General and administrative expenses consist of salaries and related expenses for executives, finance, legal, human resources, information technology and administrative personnel, professional services, patent fees and costs, insurance costs and other general corporate expenses. General and administrative expenses increased by $1.2 million to $5.7 million for the three-month period ended September 30, 2018, from $4.4 million during the same period in 2017 primarily due to $0.9 million of increased professional services and consulting costs, $0.1 million of increased compensation costs, and $0.1 million of increased corporate insurance related costs. Compensation related expenses increased due to the increase in headcount. Professional services and consulting costs increased primarily due to operations and reporting obligations as a public company. General and administrative expenses are expected to substantially increase during 2018 as compared to 2017 reflecting the buildout of additional operational infrastructure to support an increased level of clinical and development activities.

Research and Development

Research and development expenses consist of salaries and related expenses for research and development personnel, clinical trials and consulting costs related to the design, development and enhancement of our potential future products, prototypes material and devices. Research and development expenses increased by $2.1 million to $5.0 million for the three-month period ended September 30, 2018, from $2.9 million during the same period in 2017 primarily due to $0.7 million of increased compensation costs, $0.4 million of increased consulting and outside services costs, $0.3 million of increased stock-based compensation costs, $0.2 million in clinical trials expense, $0.2 million in prototype expenses, and $0.1 million of increased lab supplies expenses. Stock-based compensation increased principally due to the higher Black-Scholes values and grant date intrinsic value ascribed to options and restricted stock units, respectively, granted during the first nine months of 2018 and the second and third quarters of 2017. Headcount increases during 2017 and 2018 also contributed to increased stock-based compensation as well as compensation costs more broadly.  Clinical trial costs increased due to the Company’s clinical studies of our NPS technology for the treatment of sebaceous hyperplasia and basal cell carcinoma. Consulting and outside services costs increased due to increased product development activities. Prototype expenses and lab expenses increased as a result of the design and testing of the next generation of our system. The increase is also due to materials purchased during the nine-month period ended September 30, 2018 for the assembly of clinical systems to be used in planned clinical trials. Research and development expenses are expected to continue to substantially increase during 2018 as we expand our clinical study activities by initiating additional studies, continue development and enhancement of our system in preparation for additional clinical trials and commercialization, and pursue regulatory clearance for our technology.

Interest Income

Interest income increased by $79,000 to $0.1 million for the three-month period ended September 30, 2018, from $39,000 during the same period in 2017 due primarily to the higher interest rates earned on cash and investment balances.

Comparison of the nine-month periods ended September 30, 2018 and 2017

Our condensed consolidated statements of operations as discussed herein are presented below:

	Nine-Month Periods Ended
	September 30,
(in thousands)	2018	2017	$ Change
Revenue	$—	$—	$—
Operating expenses:
General and administrative	16,230	9,702	6,528
Research and development	12,174	6,782	5,392
Amortization of intangible assets	499	499	—
Total operating expenses	28,903	16,983	11,920
Other income:
Interest income	311	119	192
Total other income	311	119	192
Net loss	$(28,592)	$(16,864)	$11,728

General and Administrative

General and administrative expenses consist of salaries and related expenses for executives, finance, legal, human resources, information technology and administrative personnel, professional services, patent fees and costs, insurance costs and other general corporate expenses. General and administrative expenses increased by $6.5 million to $16.2 million for the nine-month period ended September 30, 2018, from $9.7 million during the same period in 2017 primarily due to $2.2 million of increased stock-based compensation costs, $2.6 million of increased professional services and consulting costs, $1.1 million of increased compensation costs, $0.3 million of increased insurance related costs and $0.1 million of increased office supplies costs and travel expenses.  Stock-based compensation increased principally due to the higher Black-Scholes values and grant date intrinsic value ascribed to options and restricted stock units, respectively, granted during the first nine months of 2018 and the second and third quarters of 2017. Headcount increases during 2017 and 2018 also contributed to increased stock-based compensation as well as compensation costs more broadly.  Professional services and consulting costs increased primarily due to operations and reporting obligations as a public company and increased legal costs related to intellectual property matters and reincorporation from the State of Nevada to the State of Delaware. General and administrative expenses are expected to substantially increase during 2018 as compared to 2017 reflecting the buildout of additional operational infrastructure to support an increased level of clinical and development activities.

Research and Development

Research and development expenses consist of salaries and related expenses for research and development personnel, clinical trials and consulting costs related to the design, development and enhancement of our potential future products, prototypes material and devices. Research and development expenses increased by $5.4 million to $12.2 million for the nine-month period ended September 30, 2018, from $6.8 million during the same period in 2017, primarily due to $2.2 million of increased compensation costs, $1.3 million of increased stock-based compensation costs, $0.6 million in prototype expenses, $0.3 million of increased lab supplies expenses, $0.3 million of office supplies costs and travel expenses, $0.2 million of increased clinical trials expenses, $0.2 million of increased in depreciation expense, and $0.2 million of increased consulting and outside services costs. Stock-based compensation increased principally due to the higher Black-Scholes values and grant date intrinsic value ascribed to options and restricted stock units, respectively, granted during the first nine months of 2018 and the second and third quarters of 2017. Headcount increases during 2017 and 2018 also contributed to increased stock-based compensation as well as compensation costs more broadly. Prototype expenses increased as a result of the design and testing of the next generation of our system. The increase is also due to materials purchased during the nine-month period ended September 30, 2018 for the assembly of clinical systems to be used in planned clinical trials. Consulting and outside services costs increased due to increased product development activities. Office supplies and travel expenses increased as a result of increased headcount. Clinical trial costs increased due to the Company’s clinical study of its NPS for the treatment of sebaceous hyperplasia and basal cell carcinoma. Depreciation expense increased due to the increased leasehold improvements recorded in property and equipment around mid-2017. Research and development expenses are expected to continue to substantially increase during 2018 as we expand our clinical study activities by initiating additional studies, continue development and enhancement of our system in preparation for additional clinical trials and commercialization, and pursue regulatory clearance for our technology.

Interest Income

Interest income increased by $0.2 million to $0.3 million for the nine-month period ended September 30, 2018, from $0.1 million during the same period in 2017 due primarily to the higher interest rates earned on cash equivalent and investment balances.

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

Our condensed consolidated statements of cash flows as discussed herein are presented below:

	Nine-Month Periods Ended
	September 30,
(in thousands)	2018	2017
Net cash used in operating activities	$(17,588)	$(7,124)
Net cash provided by investing activities	19,898	2,264
Net cash provided by financing activities	635	35,194
Net increase in cash and cash equivalents	2,945	30,334

As of September 30, 2018, we had cash, cash equivalents and investments of $21.0 million. During the nine months ended September 30, 2018, we incurred a net loss of $28.6 million, and used $17.6 million in cash for operating activities. In addition, we had an accumulated deficit of $66.8 million as of September 30, 2018.

On October 26, 2018, Robert W. Duggan, our chairman of the Board, and the beneficial owner of approximately 35% of our common stock outstanding as of the date of this Quarterly Report, made an irrevocable commitment to provide financial support of up to $15,000,000 to ensure our ability to operate as a going concern through the period ending November 15, 2019. Such continuing support may take the form of purchase of equity, loans, or advances to us.

We believe that given our existing cash, cash equivalents and investments together with such continued financial support and commitment from Mr. Duggan, we have the resources to fund our projected operating requirements for at least the next twelve months from the filing date of this Quarterly Report; however, we plan to raise additional capital in the future. These expectations are based on our current operating and financing plans which are subject to change. Until we are able to generate sustainable product revenues at profitable levels, we expect to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such additional funds may not be available on terms acceptable to us or at all. If we raise funds by issuing equity or equity-linked securities, the ownership of our stockholders will be diluted and the holders of new equity securities may have priority rights over our existing stockholders. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into agreements on unattractive terms. Our inability to raise capital could have a material adverse effect on our business, financial condition and results of operations.

Operating Activities

Our primary uses of cash in operating activities are for ongoing product development.

During the nine-month period ended September 30, 2018, we used cash of $17.6 million in operating activities. The difference between cash used in operating activities and net loss consisted primarily of stock-based compensation and depreciation and amortization, an increase in accounts payable, partially offset by increased prepaid expenses and other current assets and decreases in accrued liabilities and deferred rent.

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

During the nine-month period ended September 30, 2018, $19.9 million of cash provided by investing activities was from the sale of investments of $24.9 million and $35.1 million of cash proceeds from the maturities of investments, partially offset by $39.8 million cash used for the purchase of available-for-sale securities and $0.2 million cash used in purchase of property and equipment.

During the nine-month period ended September 30, 2017, $2.3 million of cash provided in investing activities was from $2.4 million of cash used primarily for leasehold improvement and equipment purchases, $11.4 million used in purchases of investments partially offset by $16.0 million of cash provided by maturities of investments.

Financing Activities

During the nine-month period ended September 30, 2018, cash provided from financing activities was $0.6 million primarily due to cash received from stock option exercises and the sale of stock under our employee stock purchase plan.

During the nine-month period ended September 30, 2017, cash provided from financing activities was $35.2 million primarily due to $34.9 million received from the Private Placements in February and September 2017 and $0.3 million received from stock option and warrant exercises.

Contractual Obligations

There have been no material changes outside the ordinary course of our business to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

At September 30, 2018, we did not have any transactions, obligations or relationships that constitute off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. No liability associated with such indemnification agreements has been recorded as of September 30, 2018.

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

Trends, Events and Uncertainties

Research and development of new technologies are, by their nature, unpredictable. Although we undertake development efforts with commercially reasonable diligence, there can be no assurance that the net proceeds from our financings will be sufficient to enable us to develop our technology to the extent needed to generate future sales to sustain our operations. If we do not continue to have enough funds to sustain our operations, we will consider other options to continue our path to commercialization of our NPS technology, including, but not limited to, additional financing through follow-on stock offerings, debt financings, or co-development agreements and /or other alternatives.

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

Interest Rate and Market Risk

As of September 30, 2018 and December 31, 2017, we had cash, cash equivalents and investments totaling $21.0 million and $38.1 million, respectively, all of which have maturities of less than three years. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of our cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio are not leveraged, are classified as available-for-sale, and are, due to their relatively short-term nature, subject to minimal interest rate risks. We currently do not hedge interest rate exposure. A decline in interest rates would reduce our interest income; however, because of the short-term maturities of our investments, we do not believe that a hypothetical 10% change in market interest rates would have a material negative impact on the value of our investment portfolio.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive and principal financial officers, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective (a) to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) to include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act, as amended, that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

To date, we have not generated revenue and have relied on financing from the sale of equity securities to fund our operations. We expect that our future financial results will depend primarily on our success in obtaining approval for, launching, selling and supporting our NPS therapies and treatments utilizing our CellFXTM System or other products based on Nano-Pulse Stimulation, or NPS; however, our technology is still in development and has not been approved to treat any disease or condition. We expect to expend significant resources on hiring of personnel, continued scientific and product research and development, potential product testing and preclinical and clinical investigation, intellectual property development and prosecution, marketing and promotion, capital expenditures, working capital, general and administrative expenses, and fees and expenses associated with our capital raising efforts. We expect to incur costs and expenses related to consulting costs, laboratory development costs, hiring of scientists, engineers, and other operational personnel, and the continued development of relationships with potential partners. We are incurring significant operating losses, we expect to continue to incur additional loses for at least the next several years, and we cannot assure you that we will generate revenue or be profitable in the future. Our future products may never be approved or become commercially viable or accepted for use. Even if we find commercially viable applications for our technology, which may include licensing, we may never recover our research and development expenses.

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

If we are unable to obtain sufficient funding, we may be unable to execute our business plan and fund operations. We may not be able to obtain additional financing on commercially reasonable terms, or at all.

We have experienced operating losses, and we expect to continue to incur operating losses for the next several years as we implement our business plan. Currently, we have no revenue and do not have arrangements in place for all the anticipated financing that would be required to fully implement our business plan. Our prior losses combined with expected future losses, have had and will continue to have, for the foreseeable future, an adverse effect on our stockholders’ equity and working capital. While we have evaluated our ability to continue as a going concern and concluded that, based on the financial support and commitment discussed below, we believe we have the resources necessary to fund operations for the next twelve months from the date of issuance of this Quarterly Report, our inability to raise capital in the future could have a material adverse effect on our business, financial condition and results of operations. We plan to raise additional funds in the near future and intend to finance our operations through equity financings.

On October 26, 2018, Robert W. Duggan, our chairman of the Board, and the beneficial owner of approximately 35% of our common stock outstanding as of the date of this Quarterly Report, made an irrevocable commitment to provide financial support of up to $15,000,000 to ensure our ability to operate as a going concern through the period ending November 15, 2019. Such continuing support may take the form of purchase of equity, loans or advances to us. There can be no assurance that, if needed, we will be successful in negotiating and obtaining additional financing from Mr. Duggan pursuant to this commitment on favorable terms, or at all.

We cannot give any assurance that we will be able to obtain all the necessary funding that we may need. In addition, we believe that we will require additional capital in the future to fully develop our technologies and planned products to the stage of a commercial launch. We have pursued and may pursue additional funding through various financing sources, including the private sale of our equity and debt securities, licensing fees for our technology, joint ventures with capital partners and project type financing. If we raise funds by issuing equity or equity-linked securities, dilution to our stockholders will result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. We also may seek government based financing, such as development and research grants. There can be no assurance that funds will be available on commercially reasonable terms, if at all.

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

We have experienced and continue to experience rapid growth in our business. Recent and future growth imposes significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. Rapid expansion in personnel could mean that less experienced people carry out our research and development activities, manufacture our CellFX System and market and sell our NPS therapies and treatments, which could result in inefficiencies and unanticipated costs, reduced quality and disruptions to our operations. In addition, rapid and significant growth may strain our administrative and operational infrastructure, and the failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties could have a material adverse effect on our business, financial condition and results of operations and our ability to timely execute our business plan. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed.

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

For example, if we pursue clinical trials in the field of oncology, patients with the types and stages of cancer targeted by our NPS technology may already be in severe and advanced stages of disease, may have worsened conditions despite traditional therapies, may not be surgical candidates, and/or may have both known and unknown significant pre-existing and potentially life-threatening conditions. During the course of treatment, patients may suffer adverse events, including death, for reasons that may be related to our NPS Technology or our CellFX and PulseTxTM Systems. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market those products, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which we do not believe that an adverse event is related to our product, the investigation into the circumstance may be time-consuming or inconclusive. These investigations may interrupt our sales efforts, delay our regulatory approval processes, or impact and limit the type of regulatory approvals our products could receive or maintain. As a result of these factors, a product liability claim, even if successfully defended, could harm our business.

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

If we experience material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

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

Before a new medical device, or a new intended use for, an existing device can be marketed in the United States, a company must first submit and receive either 510(k) clearance or premarketing approval, or PMA from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA will determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device based on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. Products that are approved through a PMA application generally need FDA approval before they can be modified. Similarly, some modifications made to products cleared through a 510(k) may require a new

510(k). Either process can be expensive, lengthy and unpredictable. We may not be able to obtain the necessary clearances or approvals or may be unduly delayed in doing so, which could harm our business. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the device, which may limit the market for the device. For example, during September 2017, the FDA requested that we submit additional data in connection with our application seeking clearance of our system for soft tissue ablation. Subsequent to this FDA request, we chose to withdraw our application, so as to enable us to collect additional data and with the intent of submitting the data in a subsequent application.

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

Our research and development efforts remain subject to all of the risks associated with the development of new therapies, devices, treatment modalities, and related products based on our NPS technology. NPS applications are not yet fully developed. Development of the underlying technology, including the development of our CellFX and PulseTx Systems, may be affected by unanticipated technical or other problems, among other development and research issues, and the possible insufficiency of funds needed in order to complete development of these products or devices. Safety, regulatory and efficacy issues, clinical hurdles or challenges also may result in delays and cause us to incur additional expenses that may increase our need for capital and result in additional losses. In addition, the potential indications for our NPS technology are numerous, and we may fail to pursue the most optimal indications. If we cannot complete, or if we experience significant delays in developing our technology, applications or products for use in potential commercial applications, particularly after incurring significant expenditures, our business may fail and investors may lose the entirety of their investment.

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

If we obtain regulatory approval for an application or product using our NPS technology, our success will depend on our ability to educate physicians regarding the benefits of NPS, such as our CellFX System, over existing treatment modalities and to persuade them to prescribe NPS treatments for their patients. We do not know if NPS will be successful over the long term, and market acceptance may be hindered if physicians are not presented with compelling data demonstrating the efficacy of our service compared to alternative treatments. Any studies we, or third parties, may conduct comparing our NPS technology with alternative treatments may be expensive, time consuming or may not yield positive results. Additionally, adoption will be directly influenced by a number of financial factors, including the ability of providers to attract cash reimbursement from patients or to obtain sufficient reimbursement from third party commercial payors, and the Centers for Medicare & Medicaid Services, or CMS, for the professional services they provide in administering NPS treatments. The efficacy, safety, performance and cost-effectiveness of our NPS technology, CellFX System or other potential products based on NPS technology, on a stand-alone basis and relative to competing services, will determine the availability and level of reimbursement received by us and providers. If physicians do not adopt and prescribe our future products, we may never become profitable.

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

We may encounter manufacturing problems or delays that could result in lost revenue. Additionally, we currently rely on third-party suppliers for critical materials needed to manufacture NPS devices such as our CellFX System and related applicators and, if we obtain regulatory approval, our planned products. Any problems experienced by these suppliers could result in a delay or interruption of their supply to us, and as a result, we may face delays in the development and commercialization of planned products.

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

We hold licenses from ODURF and Eastern Virginia Medical School (“EVMS”) and from Alfred E. Mann Institute for Biomedical Engineering at the University of Southern California (“AMI-USC”) to intellectual property relating to the sub-microsecond electric field technology, as well as applicator design and configuration, and pulse generators in addition to the intellectual property that we own for these things. For the continuance of the license with ODURF and EVMS, we must continue to comply with the various obligations set forth in the license. If we fail to meet these obligations, the licensor will have the right to terminate the applicable license or modify certain terms of the license agreement. Generally, the loss of any one of our current licenses, or any other license we may acquire in the future, could harm our business, prospects, financial condition and results of operation. In addition, some of our licenses from third parties limit the field in which we can use the licensed technology. Therefore, in order for us to use such licensed technology in potential future applications that are outside the licensed field of use, we may be required to negotiate new licenses with our licensors or expand our rights under our existing licenses. We cannot assure you that we will be able to obtain such licenses or expanded rights on reasonable terms or at all. In the event a dispute with our licensors were to occur, our licensors may seek to renegotiate the terms of our licenses, increase the royalty rates that we pay to obtain and maintain those licenses, limit the field or scope of the licenses, or terminate the license agreements. In addition, we have limited rights to participate in the prosecution and enforcement of the patents and patent applications that we have licensed. As a result, we cannot be certain that these patents and applications will be prosecuted and enforced in a manner consistent with the best interests of our business. Further, because of the rapid pace of technological change in our industry, we may need to rely on key technologies developed or licensed by third parties, and we may not be able to obtain licenses and technologies from these third parties at all or on reasonable terms. The occurrence of these events may have a material adverse effect on our business, financial condition or results of operations.

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

We may never receive regulatory approvals, including from the FDA, for any potential therapies, devices or products in the United States or in any foreign market. For example, during September 2017, we withdrew our application seeking clearance of our system for soft tissue ablation. As such, it is highly speculative as to any timing for our planned products to be approved or commercialized. Investors need to take a long-term approach to an investment in our securities, as the commercial realization of our technology is speculative and well into the future.

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

The FDA may make requests or suggestions regarding conduct of our clinical trials, resulting in an increased risk of difficulties or delays in obtaining regulatory approval in the US. As part of the process for regulatory approval, we may, from time to time, elect to withdraw an application. For example, during September 2017, the FDA requested that we submit additional data in connection with our application seeking clearance of our system for soft tissue ablation. Subsequent to this FDA request, we chose to withdraw our application.

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

We maintain a shelf registration statement on Form S-3 pursuant to which we may, from time to time, sell up to an aggregate of $150.0 million of our common stock, preferred stock, depositary shares, warrants, debt securities or units. We may also issue shares of common stock or securities convertible into, exchangeable or exercisable for our common stock from time to time in connection with financings, acquisitions, investments or otherwise. Any such issuances would result in dilution to our existing stockholders and could cause our stock price to fall. We may also sell shares or other securities at a price per share that is less than the price per share paid by existing investors, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders.

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

A significant percentage of our outstanding stock is held by a limited number of investors, including Robert W. Duggan. Mr. Duggan, Chairman of our Board, beneficially owns approximately 35% of our common stock outstanding as of the date of this Quarterly Report. As a result, such persons will have significant influence over corporate actions requiring stockholder approval, including the following actions:

•	to elect or defeat the election of our directors;
•	to amend or prevent amendment of our certificate of incorporation or bylaws;
•	to effect or prevent a merger, sale of assets or other corporate transaction; and
•	to control the outcome of any other matter submitted to our stockholders for vote.

Such persons’ stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Management currently beneficially holds a small percentage of our common stock. Other than their positions as directors or officers, and the restriction on the stockholders being able to call a special meeting limited to holders of 15% or more of the outstanding shares of common stock, our management will not be able to greatly influence corporate actions requiring stockholder approval.

Robert W. Duggan’s significant ownership position may deter or prevent efforts by other companies to acquire us, which could prevent our stockholders from realizing a control premium.

Robert W. Duggan, is the Chairman of our Board, beneficially owns approximately 35% of our common stock outstanding as of the date of this Quarterly Report. As a result of Robert W. Duggan’s significant ownership and position as Chairman of the Board, other companies may be less inclined to pursue an acquisition of us and therefore we may not have the opportunity to be acquired in a transaction that stockholders might otherwise deem favorable, including transactions in which our stockholders might realize a substantial premium for their shares.

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

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1.07 billion, if we issue more than $1.0 billion in non-convertible debt in a three-year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Default Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Commitment Letter

On October 26, 2018, Robert W. Duggan, our chairman of the Board, and the beneficial owner of approximately 35% of our common stock outstanding as of the date of this Quarterly Report, made an irrevocable commitment to provide financial support, which may take the form of purchase of equity, loans or advances to us, of up to $15,000,000 to ensure our ability to maintain operations through the period ending November 15, 2019 (the “Commitment Letter”). The foregoing description of the Commitment Letter does not purport to be complete and is qualified in its entirety by reference to the Commitment Agreement, a copy of which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
10.1	Commitment Letter dated October 26, 2018 from Robert W. Duggan
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

PULSE BIOSCIENCES, INC.

Date: November 1, 2018	By:	/s/ Brian B. Dow
Brian B. Dow
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)