Form 10-K
period 2018-12-31
Pulse Biosciences, Inc.
filed 2019-03-14
CIK 1625101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________________

Form 10-K

____________________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

(Registrant’s telephone number, including area code): (510) 906-4600

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant on June 29, 2018, based upon the closing price of Common Stock on such date as reported by Nasdaq Capital Market, was approximately $159,262,000. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the issuer’s common stock as of February 28, 2019:  20,688,832

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement relating to its 2019 Annual Meeting of Stockholders to be held on May 16, 2019 are incorporated by reference into Part III of this Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Part I

Item 1. Business

In this Annual Report on Form 10-K, references to “Pulse,” “Pulse Biosciences,” “we,” “us,” “our” and the “Company” refer to Pulse Biosciences, Inc. and its wholly owned subsidiaries, unless expressly indicated or the context otherwise requires. Pulse Biosciences, Pulse TX, CellFX, Nano-Pulse Stimulation, NPS and the stylized logos are among the trademarks and/or registered trademarks of Pulse Biosciences, Inc. in the United States and other countries.

Overview

Pulse Biosciences, Inc. is a clinical stage medical therapy company pursuing commercial introduction of our proprietary CellFX™ System utilizing our patent-protected Nano-Pulse Stimulation™ (NPS™) platform technology. With our proprietary CellFX System, we can deliver a unique cell-focused effect on dysfunctional cells while preserving surrounding non-cellular tissue, a combination that may potentially lead to both improved efficacy and less collateral tissue damage. It also causes a process of immunogenic cell death that may stimulate an immune response to the dysfunctional cells.

We intend to commercialize novel, proprietary, and differentiated products that have the potential to significantly improve patient outcomes in the markets we serve. To achieve this mission, we intend to:

•

Demonstrate the unique benefits of our proprietary CellFX System and its unique mechanism of action across a number of compelling indications. The CellFX System is the only tunable nanosecond pulsed energy system designed for use in human medicine of which we are aware. Our proprietary CellFX System allows for the adjustment of four key pulsing parameters: pulse duration, pulse amplitude, pulse frequency, and the number of pulses, depending on the tissue and desired treatment outcome. We have conducted or are conducting several clinical studies, including studies in Seborrheic Keratosis (SK), the most common benign raised pigmented lesion, Sebaceous Hyperplasia (SH), a common but difficult to treat facial lesion, Basal Cell Carcinoma (BCC), the most common form of skin cancer, cutaneous warts, and acne. We expect to conduct clinical studies on an ongoing basis to continue to demonstrate the value of our CellFX System across a growing list of valuable applications;

•

Commercialize our proprietary CellFX System and applications for its use across a broad array of clinical indications. During February 2019 we submitted a Pre-Market Notification 510(k) to the U.S. Food and Drug Administration (FDA) seeking clearance to commercialize our CellFX System. Our FDA filing requests clearance of the CellFX System for commercial use in common dermatologic procedures to remove general benign lesions including SH and SK. Pending regulatory clearance, we plan to launch our CellFX System in the United States.

Our Proprietary Nano-Pulse Stimulation Technology Platform

Our proprietary CellFX™ System leverages our patented NPS™ technology platform. NPS technology is characterized by ultrafast electrical energy pulses, with pulse durations from billionths up to a millionth of a second. When applied to targeted tissue, our NPS energy pulses enter cells and we believe alter the function of the internal cellular organelles, including the mitochondria and endoplasmic reticulum, without disrupting extracellular tissue, leading to regulated cell death (RCD), a process exhibited by cells in the human body when they undergo stress and are unable to restore cellular homeostasis.

Our proprietary CellFX System’s unique non-toxic and non-thermal mechanism of action is likely a biophysical disruption brought about by the tunable speed and amplitude of our NPS pulses interacting with the physical structure of cells.  While our CellFX System delivers pulses that directly affect the internal organelles of cells, these pulses have no functional effect on non-cellular tissue, such as collagen, a protein that forms the structural foundation of the skin. In short, with our proprietary CellFX System, we can deliver a more selective, cell-focused effect that we believe leads to RCD while preserving surrounding non-cellular tissue, a combination that may potentially lead to highly differentiated treatment applications.  Additionally, in the case of cancer this regulated cell death process may result in immunogenic cell death that stimulates the immune system to mount a systemic immune response against antigens, or markers, in those cancer cells.

Aesthetic Dermatology Procedure Market

We believe our CellFX System has high potential to offer improved clinical outcomes for a broad range of dermatology conditions and aesthetic skin applications for which targeted clearance of cellular lesions or structures is medically or cosmetically desirable. Current dermatology procedures to remove lesions or undesired skin tissue typically involve either excision (e.g. surgery)  or the use of heat (e.g. lasers or radiofrequency energy) or cold (e.g. cryoablation). These thermal methods of tissue destruction affect both cellular and non-cellular tissue components indiscriminately, which can lead to collateral damage of the dermal foundation in the skin.

Based on our clinical data demonstrating the unique, non-thermal, cell targeting NPS mechanism, we believe there is a significant opportunity for our CellFX System in aesthetic and medical dermatology in the United States. According to the 2017 Consumer Survey by the American Society for Dermatologic Surgery (ASDS) the number of consumers considering a cash-pay cosmetic procedure has more than doubled, from 30% in 2013 to 70% in 2017. The survey also highlighted that consumers ranked their dermatologist as the #1 influencer of skin procedure decisions. We have worked closely with top key opinion leaders (KOLs) in the aesthetic and medical dermatology field to identify those procedures and skin conditions in which our CellFX System and its unique NPS mechanism of action would offer a high value proposition.

Initial Aesthetic Dermatology Applications

Sebaceous Hyperplasia

Sebaceous Hyperplasia (SH) is a common, benign condition of sebaceous glands in adults of middle age or older. SH occurs when the sebaceous glands become enlarged, creating small, shiny, yellowish lesions or bumps, usually 2-4 millimeters in diameter and typically on the face. Results from our research have demonstrated that NPS has a unique ability to target cellular structures located within the dermis of the skin, such as the sebaceous gland, without damaging the dermis, making it a potentially unique and highly effective treatment modality for SH lesions and similar targets residing deeper within the dermis of the skin.

During 2018 we conducted a multi-center clinical study evaluating the safety and efficacy of our NPS platform for the treatment of SH. Results from our clinical study, including 73 patients and 222 treated SH lesions, indicate that NPS technology is effective for eliminating SH. Over 99% of treated SH lesions (221 of 222) were rated clear or mostly clear by investigators at the 60-day post treatment follow-up evaluation. Approximately 92% (n=203) of treated lesions were assessed as clear or mostly clear after a single treatment. Patients in the study rated 77% of lesion outcomes as satisfied or mostly satisfied.

We believe that the successful elimination of SH lesions reflects a valuable commercial opportunity for our CellFX System in an area of unmet need and substantiates the unique ability of NPS pulses to penetrate the dermis and target deeper cellular structures without damaging the surrounding dermis.

Seborrheic Keratosis

Seborrheic Keratosis (SK) is one of the most common non-cancerous skin growths in older adults. SK usually appear as a brown, black or light tan growth on the face, chest, shoulders or back and has a waxy, scaly, slightly elevated appearance. SK are normally painless, and patients often seek to have them removed if they become irritated by clothing or for cosmetic reasons.

During 2017 and 2018 we conducted a multi-center clinical study evaluating the safety and efficacy of NPS technology for the treatment of SK. Results from our clinical study, including 58 patients and 174 treated SK lesions, indicate that a single NPS treatment is effective for eliminating SK. 82% of treated SK lesions (143 of 174) were rated clear or mostly clear by investigators at the 106-day post treatment follow-up evaluation. Patients in the study rated 78% of treatment outcomes as satisfied or mostly satisfied.

We believe that the results of this clinical study provide support to pursue commercial opportunities for the CellFX System in the treatment of SK.

Future Dermatology Application Feasibility Studies

We expect to conduct clinical studies on an ongoing basis to continue to evaluate clinical opportunities for and demonstrate the value of our CellFX System across a growing list of valuable indications:

Cutaneous Warts

During 2018 we initiated a 20 patient multi-center clinical feasibility study evaluating the safety and effectiveness of our CellFX System for the treatment of non-genital cutaneous warts. Non-genital cutaneous warts are benign grainy skin growths that are typically caused by the human papillomavirus (HPV). Results from this study will inform decisions regarding opportunities for future clinical studies for the treatment of warts.

Acne

During early 2019 we initiated a multi-center clinical feasibility study evaluating the safety and effectiveness of our CellFX System for the treatment of acne on the back. Back acne is characterized by eruptions of pimples, pustules, blackheads and/or cysts, often on the upper back, and is generally caused by the same factors that trigger facial acne, namely overactive sebaceous glands that lead to the proliferation of acne related bacteria. Our unique ability to target the sebaceous gland, as evidenced by the impressive results from our sebaceous hyperplasia study, led our dermatology advisory board to encourage us to pursue a feasibility study in acne, based on the role of the sebaceous glands in chronic acne eruptions.

Nano-Pulse Stimulation Initiated Immunogenic Cell Death

In previously published preclinical models of cancerous lesions, NPS treatment has been shown to induce immunogenic cell death (ICD), a process that leads to the exposure of the unique cancer cell antigens to the immune system, resulting in the generation of cytotoxic T-cells and the mounting of an adaptive immune response targeted against those cells, without any observed toxic side effects. Based on this foundation of preclinical evidence, we believe NPS technology has the potential to play a role in immuno-oncology. Applications in immuno-oncology are a longer-term potential opportunity and may require the use of adjuvants or other agents in combination with NPS. We continue to evaluate NPS technology and our CellFX System in clinical and preclinical studies.

During 2018 we commenced a clinical biomarker study to evaluate the CellFX System and NPS technology in Basal Cell Carcinoma (BCC), the most prevalent form of skin cancer. We believe BCC represents a bridge between our developments in dermatology and those in oncology. This is our first human study in cancer and it will allow us to look at both the ability of CellFX System and NPS pulses to treat BCC lesion cells and the immune response changes as a result of treatment. This is not a therapeutic endpoint study, but it is an important first step that enables us to move quickly to demonstrate safety and NPS technology effect in treating skin cancer while providing necessary information to inform decisions relative to next steps towards a follow-on study aimed at a therapeutic endpoint.

Our CellFX System

We have developed and plan to commercialize our proprietary CellFX System into the large and growing aesthetic procedure market as our first commercial market. The CellFX System is a platform, designed to support a wide array of applications in aesthetic dermatology and potentially in other medical disciplines. We believe our CellFX System is the only tunable nanosecond pulsed energy delivery system designed and used in human medicine. Our CellFX System allows for the adjustment of four key treatment parameters: pulse duration, pulse amplitude, pulse frequency, and the number of pulses, depending on the target tissue, application and desired treatment outcome.

The CellFX System currently includes a multi-use handpiece and an initial family of five (5) single-patient use dermatology treatment tips. The system is designed to operate in a variety of medical environments, including a physician’s office or clinic, as well as outpatient surgery centers or hospitals. The system is a mobile cart-based system that can easily be transported from room to room and plugs into a standard wall outlet adaptable to either U.S. or international power sources.

The treatment tips enable treatment of a variety of lesion sizes, from 1.5mm to 10mm square, and wirelessly connect to our CellFX System when they are plugged into the handpiece. This enables the use of automated treatment settings based on the treatment tip being utilized.

The CellFX System and its component parts are engineered for volume manufacturing and the use of outsourced contract manufacturing partners to ensure our ability to meet anticipated demand while effectively managing underlying system costs that support a profitable sale of the CellFX System at competitive price points.

Safety Profile of Our NPS Technology Platform

During the course of conducting human clinical studies in dermatology with the NPS platform to support an FDA filing at leading dermatology research centers across the United States, no serious adverse events have been reported and patient tolerance to the procedure has been very high. A histological study of treated human tissue examined by experts in dermatopathology revealed a unique and consistent cell-specific mechanism of action and a predictable healing response that spared non-cellular dermal tissue across a wide range of skin types and patient demographics.

Commercialization Strategy

During February 2019 we submitted a Pre-Market Notification 510(k) to the FDA seeking clearance to commercialize our CellFX System. Pending regulatory clearance, we plan to launch our CellFX System in the United States during 2019.  The commercialization strategy for our CellFX System is comprised of three primary elements:

•

We are in the process of building a sales and marketing team comprised of professionals with experience in delivering products and applications into the aesthetic dermatology market and have long-standing relationships with the key opinion leaders, clinics and customers. We plan to scale our sales and marketing infrastructure along with the growth of the business;

•

We intend to leverage and expand our existing relationships with our KOL advisors. These opinion leaders have significant influence on their peers and on the adoption of new technologies and treatment modalities through podium presentations at major meetings and media exposure in major markets; and

•

We will continue to conduct clinical studies and work with our KOLs to pursue additional applications for which our cell specific mechanism of action is enabling. We have already started our evaluation for the treatment of warts, acne and basal cell carcinoma. Our application development pipeline continues to reveal additional targets that have potential to add to the utilization potential of our future growing installed base.

We believe knowledgeable salespersons who can convey and assist the clinician in delivering the value of our CellFX System to patients, success of early adopter KOLs, and the increasing utility of our CellFX System with meaningful clinical data greatly enhances our ability to attract customers and promote ongoing utilization of installed systems.

Intellectual Property

We maintain a portfolio of intellectual property surrounding our CellFX System and our NPS technology platform. As a medical technology company our current patents and ongoing intellectual property development are, and will continue to be, a priority for our business. We believe our intellectual property is an important competitive advantage for us. We also rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to further develop, maintain and strengthen our competitive position. We actively protect our intellectual property through a combination of patent registrations, trademarks, and copyright protections; confidentiality agreements with our employees, consultants and other parties; and access control to sensitive information.

We own or have a license to 89 issued patents worldwide and have 79 patent applications pending worldwide, with the earliest expiration of a United States issued patent, in this case a licensed patent, in 2020 and the latest in 2035. As we have over the last several years, we are filing and plan to continue to file new patent applications to protect our systems, algorithms, applicators, methods, and designs of our technologies and products as they evolve. Medical technologies such as ours may be utilized in many different applications and incorporate several patentable features, and our strategy will be to always strive to protect our products and technologies with multiple patents directed to the variety of features and applications, in order to establish a strong defense against competitors and such that an expiration of a single patent does not lessen our overall comprehensive coverage. We believe our NPS platform and current CellFX System are protected by several issued patents covered in multiple pending applications we are pursuing.

Research and Development

Since inception, the majority of our business has focused on the development of our CellFX System and earlier clinical versions of the system, conducting clinical studies, including dermatology studies in SK, SH, warts, acne and BCC, and preclinical and basic research into the unique mechanism of action of our Nano-Pulse Stimulation technology platform. We continue to conduct research and development activities in pursuit of commercial applications for our CellFX System, but have not yet commercialized or recognized revenue from our technology.

The development of our proprietary CellFX System has involved a multi-disciplinary effort including; electrical, mechanical, biomedical, and software engineers to design and integrate the various elements of our CellFX System and its predecessors; clinical research specialists to plan and conduct clinical studies; and research scientists to assess and interpret the focal and systemic biological effects of our technology. We believe we can expand the potential of our CellFX System through ongoing innovation and additional clinical studies demonstrating safety and efficacy in additional dermatologic conditions and additional therapeutic areas.

Competition

The applications we intend to target are subject to intense competition from rapidly evolving companies and new scientific discoveries. We compete against well-established incumbent technologies offering products in oncology, dermatology and aesthetics, minimally invasive treatments, and veterinary applications. Given the broad scope of our technology, we face competition ranging from large manufacturers with multiple business lines to small companies with focused products, as well as providers of other medical therapies and therapeutics for conditions that we intend to treat. Some of these companies currently have greater financial, technical, research and/or other resources than we do and have larger and more established manufacturing capabilities and marketing, sales and support functions. Our future success will depend on our ability to establish and maintain a competitive position in current and future technologies. Our technology is unique and differentiated in that NPS technology stimulates primarily intracellular cell death which we believe would be less traumatic to treated tissue and would result in less scarring or collateral damage to surrounding tissues.

Government Regulation

The CellFX System is a medical device subject to extensive and ongoing regulation by the FDA under the Federal Food, Drug, and Cosmetic Act, or FDC&A, and its implementing regulations, as well as other federal and state regulatory bodies in the United States. The laws and regulations govern, among other things, product design and development, pre-clinical and clinical testing, manufacturing, packaging, labeling, storage, recordkeeping and reporting, clearance or approval, marketing, distribution, promotion, import and export, and post-marketing surveillance.

The FDA regulates the medical device market to ensure the safety and efficacy of these products. The FDA allows for two primary pathways for a medical device to be commercialized: a successful pre-market approval application, or PMA, or Premarket Notification, or 510(k) clearance. The FDA has established three different classes of medical devices, based on the level of risk associated with using a device and consequent degree of regulatory controls needed to govern its safety and efficacy.

Class I and Class II devices are considered lower risk devices. Most Class I devices are exempt from the 510(k) process. Most Class II devices, including the CellFX System requires 510(k) clearance from the FDA in order to be marketed in the United States. A 510(k) Premarket Notification is a premarket submission made to the FDA to demonstrate that the device to be marketed is substantially equivalent (SE) to a legally marketed device that is not subject to premarket approval, or a predicate. Companies making a 510(k) submission must compare their 510(k) device to a predicate device. A device recently cleared under 510(k) is usually used as a predicate device. However, any legally U.S. marketed device that has the same intended use and same technological characteristics may be used as a predicate device. The FDA has a 90-calendar day review goal from the date of receipt of the 510(k) to either authorize or decline commercial distribution of the device, but clearance generally takes longer than 90 days. If the FDA decides that the product is not substantially equivalent to a predicate device, a clearance will not be granted and the device cannot be commercialized.

Medical devices regarded as the highest risk by the FDA are designated Class III and generally require the submission of a PMA application for approval. Class III devices generally include life-sustaining, life-supporting, or implantable devices or devices without a known predicate technology already approved by the FDA.

A PMA application must be accompanied by substantial data that supports the reasonable safety and efficacy of the device, which includes the provision of preclinical, clinical, technical, manufacturing and labeling information. After the FDA determines the application is sufficient complete to commence a substantive review, it has 180 days to review the submission, but it can typically take longer (up to several years) as this regulatory body can request additional data, including clinical data or clarifications. The FDA may also impose additional regulatory scrutiny for a PMA, including the institution of an outside advisory committee (panel review) to assess the application or provide recommendations as to whether to approve the device. Although the FDA is not required to follow the recommendation of an advisory panel, it generally does. As part of the review, the FDA will also inspect the manufacturing operations of the company requesting approval to verify compliance with Quality System regulations.

After a device receives 510(k) clearance or PMA approval, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance or PMA Supplemental approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with the determination not to seek a new 510(k) clearance or PMA Supplement, the FDA may retroactively require a new 510(k) clearance or PMA Supplements to be submitted. The FDA could also require a manufacturer to cease marketing and distribution and/or recall the modified device until clearance or approval is obtained. Also, in these circumstances, the manufacturer may be subject to significant regulatory fines, penalties, and possible warning letters.

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

Failure to comply with applicable regulatory requirements can result in enforcement action by FDA, which may include any of the following sanctions:

•	warning letters, fines, injunctions, consent decrees and civil penalties;

•	repair, replacement, refunds, recall or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing our requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products;

•	withdrawing 510(k) clearance or premarket approval that has already been granted; and

•	criminal prosecution.

Regulatory System for Medical Devices in Europe

The European Union (EU) consists of 28-member states and has a coordinated system for the authorization of medical devices. Marketing medical devices in the EU is subject to compliance with the Medical Devices Directive 93/92/EEC (MDD). A medical device may be placed on the market within the EU only if it conforms to certain “essential requirements” and bears the CE Mark. The most fundamental and essential requirement is that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the essential performance(s) intended by the manufacturer and be designed, manufactured and packaged in a suitable manner.

Manufacturers must demonstrate that their devices conform to the relevant essential requirements through a conformity assessment procedure. The nature of the assessment depends upon the classification of the device. The classification rules are mainly based on three criteria: the length of time the device is in contact with the body, the degree of invasiveness and the extent to which the device affects the anatomy. Conformity assessment procedures for all but the lowest risk classification of device involve a notified body. Notified bodies are often private entities and are authorized or licensed to perform such assessments by government authorities. Manufacturers usually have some flexibility to select a notified body for the conformity assessment procedures for a particular class of device and to reflect their circumstances, e.g., the likelihood that the manufacturer will make frequent modifications to its products. Conformity assessment procedures require an assessment of available clinical evidence, literature data for the product and post-market experience in respect of similar products already marketed. Notified bodies also may review the manufacturer’s quality systems. If satisfied that the product conforms to the relevant essential requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity and application of the CE Mark. Application of the CE Mark allows the general commercializing of a product in the EU. The product can also be subjected to local registration requirements depending on the country.

In May 2017, the EU adopted a new Medical Devices Regulation (EU) 2017/745 (MDR), which will repeal and replace the MDD with effect from May 26, 2020. The MDR clearly envisages, among other things, stricter controls of medical devices, including strengthening of the conformity assessment procedures, increased expectations with respect to clinical data for devices and pre-market regulatory review of high-risk devices. The MDR also envisages greater control over notified bodies and their standards, increased transparency, more robust device vigilance requirements and clarification of the rules for clinical investigations. Under transitional provisions, medical devices with notified body certificates issued under the MDD prior to May 26, 2020 may continue to be placed on the market for the remaining validity of the certificate, until May 27, 2024 at the latest. After the expiry of any applicable transitional period, only devices that have been CE marked under the MDR may be placed on the market in the EU.

Health Insurance Portability and Accountability Act

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, impacts the transmission, maintenance, use and disclosure of certain individually identifiable health information (referred to as protected health information, or PHI). Since HIPAA was enacted in 1996, numerous implementing regulations have been issued, including, but not limited to: (1) standards for the privacy of individually identifiable health information (the Privacy Rule), (2) standards to protect the confidentiality, integrity and security of electronic protected health information (the Security Rule), (3) standards for electronic transactions, (4) a standard unique national provider identifier for providers and health plans, and (5) the HHS Breach Notification Rule. We refer to these rules, as well as similar state laws applicable to our operations, as the HIPAA Rules. HHS has also issued regulations governing the enforcement of the HIPAA Rules, the violation of which potentially includes significant criminal and civil penalties. Furthermore, many states have similar laws and regulations applicable to our operations, including but not limited to state data security breach requirements.

The HIPAA Rules apply to “covered entities,” which includes healthcare providers who conduct certain transactions electronically, including but not limited to the electronic submission of health care claims to an insurance carrier. We also provide services to customers that are directly regulated entities under HIPAA and the HIPAA Rules, and we are required to provide satisfactory written assurances to these customers through our written agreements that we will provide our services in accordance with HIPAA and the HIPAA Rules. As such, HIPAA and the HIPAA Rules apply to various aspects of our business and we are required to be in compliance with HIPAA and the HIPAA Rules.

On February 17, 2009, Congress enacted Subtitle D of the Health Information Technology for Economic and Clinical Health Act, or HITECH, provisions of the American Recovery and Reinvestment Act of 2009.  This law includes strengthened federal privacy and security provisions to protect personally-identifiable health information, such as the notification requirements set forth in the Breach Notification Rule. On January 25, 2013, the Office for Civil Rights (OCR) of the Department of Health and Human Services published its final rule to modify the HIPAA Privacy, Security, Breach and Enforcement Rules, including most revisions/additions made by the HITECH Act. The rule became effective on March 23, 2013, and entities and business associates covered by the rule were required to comply with most of the applicable requirements by September 23, 2013.

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

Federal, State and Foreign Fraud and Abuse Laws

Because of the significant federal funding involved in Medicare and Medicaid, Congress and the states have enacted, and actively enforce, a number of laws to eliminate fraud and abuse in federal healthcare programs. Our business is subject to compliance with these laws. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Affordability Reconciliation Act, which we refer to collectively as the Affordable Care Act, was enacted in the United States. The provisions of the Affordable Care Act are effective on various dates. The Affordable Care Act expands the government’s investigative and enforcement authority and increases the penalties for fraud and abuse, including amendments to both the Anti-Kickback Statute and the False Claims Act, to make it easier to bring suit under these statutes. The Affordable Care Act also allocates additional resources and tools for the government to police healthcare fraud, with expanded subpoena power for HHS, additional funding to investigate fraud and abuse across the healthcare system and expanded use of recovery audit contractors for enforcement.

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

When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $11,181 and $22,363 for each separate instance of false claim. As part of any settlement, the government may ask the entity to enter into a corporate integrity agreement, which imposes certain compliance, certification and reporting obligations. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The federal government has used the False Claims Act to assert liability on the basis of inadequate care, kickbacks and other improper referrals, and improper use of Medicare numbers when detailing the provider of services, in addition to the more predictable allegations as to misrepresentations with respect to the services rendered. In addition, the federal government has prosecuted companies under the False Claims Act in connection with off-label promotion of products. Our future activities relating to the reporting of wholesale or estimated retail prices of our products, the reporting of discount and rebate information and other information affecting federal, state and third-party reimbursement of our products and the sale and marketing of our products may be subject to scrutiny under these laws.

While we are unaware of any current matters, we are unable to predict whether we will be subject to actions under the False Claims Act or a similar state law, or the impact of such actions. However, the costs of defending such claims, as well as any sanctions imposed, could significantly affect our financial performance.

The Sunshine Act.  The Physician Payment Sunshine Act, or the Sunshine Act, which was enacted as part of the Affordable Care Act, requires manufacturers of prescription drugs, devices, biologics or other medical supplies available for coverage by Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Secretary of HHS: (i) payments or other transfers of value made by that entity, or by a third-party as directed by that entity, to physicians and teaching hospitals or to third parties on behalf of physicians or teaching hospitals; and (ii) physician ownership (including immediate family ownership) and investment interests in the entity. The statute requires the federal government to make reported information available to the public starting September 2014, which it has. Failure to comply with the reporting requirements can result in significant civil monetary penalties ranging from $1,000 to $10,000 for each payment or other transfer of value that is not reported (up to a maximum per annual report of $150,000) and from $10,000 to $100,000 for each knowing failure to report (up to a maximum per annual report of $1.0 million). Additionally, there are criminal penalties if an entity intentionally makes false statements in such reports. We are subject to the Sunshine Act and the information we disclose may lead to greater scrutiny, which may result in modifications to established practices and additional costs. Additionally, similar reporting requirements have also been enacted on the state level domestically, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with healthcare professionals.

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

Employees

As of December 31, 2018, we had 54 full-time employees. Of these employees, 41 were in research and development and 13 were in general and administration. Substantially all of our employees are located at our headquarters in Hayward, California. None of our employees are represented by labor unions or are covered by a collective bargaining agreement with respect to their employment. We have not experienced any work stoppages, and we consider our relationship with our employees to be good.

Available Information

Effective June 18, 2018, Pulse Biosciences reincorporated as a Delaware Corporation. We were originally incorporated in Nevada on May 19, 2014 under the name Electroblate, Inc. and changed our name to Pulse Biosciences, Inc. effective December 8, 2015.  Our corporate offices are located at 3957 Point Eden Way, Hayward, California. Our telephone number is (510) 906-4600.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report, including our financial statements and related notes, which could have a material adverse effect on our business, financial condition, results of operations and prospects. The risks described below are not the only risks facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition, results of operations and prospects.

Risks Relating to Our Business, Industry and Financial Condition

Since we have a limited operating history and have not commenced any revenue producing operations, it is difficult to evaluate the future of our business.

We are a clinical-stage medical technology company and have not yet commenced revenue-producing operations. To date, our operations on a consolidated basis have consisted of the continued development of our technologies and implementation of the early parts of our business plan. We have incurred significant operating losses in each year since our inception and we expect to continue to incur additional losses for the next several years. In addition, a high percentage of our expenses will continue to be fixed; accordingly, our losses may be greater than expected and our operating results may suffer. We have limited historical financial data upon which we may base our projected revenue and base our planned operating expenses. Our limited operating history makes it difficult to evaluate our technology or prospective operations and business prospects.

We currently have no commercial products or product revenue and may never become profitable.

To date, we have not generated revenue and have relied on financing from the sale of equity securities to fund our operations. We expect that our future financial results will depend primarily on our success in obtaining approval for, launching, selling and supporting our therapies and treatments utilizing our CellFX System or other products based on NPS technology; however, our technology is still in development and has not been approved to treat any disease or condition. We expect to expend significant resources on hiring of personnel, continued scientific and product research and development, potential product testing and preclinical and clinical investigation, intellectual property development and prosecution, marketing and promotion, capital expenditures, working capital, general and administrative expenses, and fees and expenses associated with our capital raising efforts. We expect to incur costs and expenses related to consulting costs, laboratory development costs, hiring of scientists, engineers, and other operational personnel, and the continued development of relationships with potential partners. We are incurring significant operating losses, we expect to continue to incur additional losses for at least the next several years, and we cannot assure you that we will generate revenue or be profitable in the future. Our future products may never be approved or become commercially viable or accepted for use. Even if we find commercially viable applications for our technology, which may include licensing, we may never recover our research and development expenses.

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

We have experienced operating losses, and we expect to continue to incur operating losses for the next several years as we implement our business plan. Currently, we have no revenue and do not have arrangements in place for all the anticipated financing that would be required to fully implement our business plan. Our prior losses combined with expected future losses, have had and will continue to have, for the foreseeable future, an adverse effect on our stockholders’ equity and working capital. While we believe we have the resources necessary to fund operations for the next twelve months from the date of issuance of this Annual Report, our inability to raise capital in the future could have a material adverse effect on our business, financial condition and results of operations. We plan to raise additional funds in the near future and intend to finance our operations through equity financings.

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

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations.

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control and may be difficult to predict, including:

•	the timing and cost of, and level of investment in, research, development and commercialization activities relating to our product candidates, which may change from time to time;

•	the timing of receipt of approvals or clearances for our product candidates from regulatory authorities in the United States;

•	the timing and status of enrollment for our clinical trials;

•	coverage and reimbursement policies with respect to our product candidates, if approved or cleared, and potential future drugs or devices that compete with our product candidates;

•	the cost of manufacturing our product candidates, as well as building out our supply chain, which may vary depending on the quantity of production and the terms of our agreements with manufacturers;

•	expenditures that we may incur to acquire, develop or commercialize additional product candidates and technologies;

•	the level of demand for our products, if approved or cleared, which may vary significantly over time;

•	litigation, including patent, employment, securities class action, stockholder derivative, general commercial and other lawsuits;

•	future accounting pronouncements or changes in our accounting policies; and

•

the timing and success or failure of nonclinical studies and clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners.

The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.

This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue or earnings guidance we may provide.

If we lose key management personnel, our ability to identify, develop and commercialize new or next generation product candidates will be impaired, could result in loss of markets or market share and could make us less competitive.

We are highly dependent upon the principal members of our management team, including our Chief Executive Officer, Darrin Uecker, and the members of our sales, marketing, scientific and engineering teams. These persons have significant experience and knowledge with sub-microsecond pulsed electric fields and more broadly in aesthetics, dermatology, life sciences and medical technologies. The loss of any team member could impair our ability to design, identify, and develop new intellectual property and new scientific or product ideas. The loss of a key employee, the failure of a key employee to perform in his or her current position or our inability to attract and retain skilled employees could result in our inability to continue to grow our business or to implement our business strategy. We compete for qualified management and scientific personnel with other life science companies, academic institutions and research institutions. Our employees could leave our company with little or no prior notice and may be free to work for a competitor. If one or more of our senior executives or other key personnel were unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and other senior management may be required to divert attention from other aspects of the business. In addition, we do not have “key person” life insurance policies covering any member of our management team or other key personnel. The loss of any of these individuals or any inability to attract or retain qualified personnel, including scientists, engineers and others, could prevent us from pursuing collaborations and materially and adversely affect our product development and introductions, business growth prospects, results of operations and financial condition.

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

We expect to operate in a highly competitive market, we may face competition from large, well-established medical technology, device and product manufacturers with significant resources, and we may not be able to compete effectively.

The medical technology, medical device, biotechnology and pharmaceutical industries are characterized by intense and dynamic competition to develop new technologies and proprietary therapies. We face competition from a number of sources, such as pharmaceutical companies, medical device companies, generic drug companies, biotechnology companies and academic and research institutions.  We may find ourselves in competition with companies that have competitive advantages over us, such as:

•	significantly greater name recognition;
•	established relations with healthcare professionals, customers and third-party payers;
•	greater efficacy or better safety profiles;
•	established distribution networks;
•	additional lines of products, and the ability to offer rebates, higher discounts or incentives to gain a competitive advantage;
•	greater experience in obtaining patents and regulatory approvals for product candidates and other resources;

•	greater experience in conducting research and development, manufacturing, clinical trials, obtaining regulatory approval for products, and marketing approved products; and
•	greater financial and human resources for product development, sales and marketing, and patent litigation.

We may also face increased competition in the future as new companies enter our markets and as scientific developments surrounding electro-signaling therapeutics continue to accelerate. While we will seek to expand our technological capabilities to remain competitive, research and development by others may render our technology or product candidates obsolete or noncompetitive or result in treatments or cures superior to any therapy developed by us. In addition, certain of our product candidates, if approved, may compete with other dermatological products, including over-the-counter, or OTC, treatments, for a share of some patients’ discretionary budgets and for physicians’ attention within their clinical practices. Even if a generic product or an OTC product is less effective than our product candidates, a less effective generic or OTC product may be more quickly adopted by physicians and patients than our competing product candidates based upon cost or convenience. As a result, we may not be able to compete effectively against current and potential future competitors or their devices and products.

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

We have experienced and continue to experience rapid growth in our business. Recent and future growth imposes significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. Rapid expansion in personnel could mean that less experienced people carry out our research and development activities, manufacture, market and sell CellFX System and NPS therapies and treatments, which could result in inefficiencies and unanticipated costs, reduced quality and disruptions to our operations. In addition, rapid and significant growth may strain our administrative and operational infrastructure, and the failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties could have a material adverse effect on our business, financial condition and results of operations and our ability to timely execute our business plan. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed.

Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Furthermore, the market for aesthetic medical procedures may be particularly vulnerable to unfavorable economic conditions. In particular, insurance coverage and reimbursement for aesthetic dermatology procedures using CellFX System may not be available, and, as a result, demand for this product will be tied to discretionary spending levels of our targeted patient population. A global financial crisis or a global or regional political disruption could cause extreme volatility in the capital and credit markets. A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including weakened demand for our lead product candidates or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

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

For example, for our clinical trials in the field of oncology, patients with the types and stages of cancer targeted by our NPS technology may already be in severe and advanced stages of disease, may have worsened conditions despite traditional therapies, may not be surgical candidates, and/or may have both known and unknown significant pre-existing and potentially life-threatening conditions. During the course of treatment, patients may suffer adverse events, including death, for reasons that may be related to our CellFX System or our NPS technology. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market those products, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which we do not believe that an adverse event is related to our product, the investigation into the circumstance may be time-consuming or inconclusive. These investigations may interrupt our sales efforts, delay our regulatory approval processes, or impact and limit the type of regulatory approvals our products could receive or maintain. As a result of these factors, a product liability claim, even if successfully defended, could harm our business.

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

We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. If not utilized, the federal and state NOL carryforwards will begin to expire in various years beginning after 2034. Under the Internal Revenue Code of 1986, as amended, or the Code, and certain similar state tax provisions, a corporation is generally allowed a deduction for net operating losses, or NOLs, carried over from a prior taxable year. Under those provisions, we can carry forward our NOLs to offset our future taxable income, if any, until such NOLs are used or expire. The same is true of other unused tax attributes, such as tax credits.

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

Further, in December 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted into law. The change in the tax law was partially effective in 2017 and fully effective in 2018. The primary impacts to us include a decrease of the corporate income tax rate structure and NOL limitations. These changes may have a material impact to the value of deferred tax assets and liabilities and our future taxable income and effective tax rate. We are assessing the TCJA with professional advisers, and believe that the impact of the TCJA on our business may not be fully known for some time, and until such analysis is complete, the full impact of the new tax law on us in future periods is uncertain, and no assurances can be made by us on any potential impacts.

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

To date, we have invested a substantial amount of time and capital to research and develop the foundations of our technology and potential applications. For us to develop any products that might ultimately be commercialized, we will have to invest further time and capital in research and product development, obtaining regulatory approval or clearance, implementing regulatory compliance standards, and market development. Therefore, we may never develop any products that can be commercialized. All of our development efforts will require substantial additional investment, which may never result in any revenue. Our efforts may not lead to approved or commercially successful products for a number of reasons, including:

•	we may not be able to complete the development of any planned products;
•	we may not be able to obtain regulatory approvals or clearances for our planned products, or the approved or cleared indications may be narrower than we seek;
•	we may experience delays in our development program, clinical trials and the regulatory approval or clearance process;
•	our NPS technology may not prove to be safe or effective in clinical trials;
•	physicians may not receive any reimbursement from third-party payers, or the level of reimbursement may be insufficient to support widespread adoption of any of our products;
•	any products that are approved or cleared by regulatory authorities may not be accepted in the marketplace by physicians or patients;
•	we may not be able to manufacture our products in commercial quantities or at an acceptable cost; and
•	rapid technological change or the appearance of a new competitive technology may make our technology and products obsolete.

Clinical development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure or delay can occur at any time during the clinical trial process. Success in nonclinical studies and early feasibility clinical studies does not ensure that expanded clinical trials that will be used to support regulatory submissions will be successful. These setbacks have been caused by, among other things, nonclinical findings made while clinical trials were underway, and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval or clearance for our product candidates.

Interim “top-line” and preliminary results from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim top-line or preliminary results from our clinical trials. Interim results from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

If we fail to obtain and maintain necessary regulatory clearances or approvals for our devices, or if clearances or approvals for future devices and indications are delayed or not issued, our commercial operations would be harmed. Additionally, changes in methods of product candidate manufacturing may result in additional costs or delay.

Our product candidates under development are medical devices that are subject to extensive regulation by FDA in the United States and by regulatory agencies in other countries where we plan to do business. Government regulations specific to medical devices are wide-ranging and govern, among other things:

•	device design, development and manufacture;
•	laboratory, preclinical and clinical testing, labeling, packaging, storage and distribution;
•	premarketing clearance and approval;
•	record keeping;
•	device marketing, promotion and advertising, sales and distribution; and
•	post-marketing surveillance, including reporting of deaths and serious injuries and recalls and correction and removals.

Before a new medical device or a new intended use for, an existing device can be marketed in the United States, a company must first submit and receive either 510(k) clearance or premarketing approval, or PMA from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA will determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The PMA pathway requires an applicant to demonstrate with reasonable scientific data the safety and effectiveness of the device based on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. Products that are approved through a PMA application generally need FDA approval before they can be modified. Similarly, some modifications made to products cleared through a 510(k) may require a new 510(k). Either process can be expensive, lengthy and unpredictable. We may not be able to obtain the necessary clearances or approvals or may be unduly delayed in doing so, which could harm our business.

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

Our research and development efforts remain subject to all of the risks associated with the development of new technology. CellFX System and NPS applications are not yet fully developed. Development of the underlying technology, including the development of our CellFX System, may be affected by unanticipated technical or other problems, among other development and research issues, and the possible insufficiency of funds needed in order to complete development of these products or devices. Regulatory and clinical hurdles or challenges also may result in delays and cause us to incur additional expenses that may increase our need for capital and result in additional losses. In addition, the potential indications for our NPS technology are numerous, and we may fail to pursue the most optimal indications. If we cannot complete, or if we experience significant delays in developing our technology, applications or products for use in potential commercial applications, particularly after incurring significant expenditures, our business may fail and investors may lose the entirety of their investment.

The mechanism of action of NPS platform has not been fully determined or validated.

The exact mechanism(s) of action(s) of NPS technology platform is not fully understood, and data is still being gathered regarding its use. Furthermore, there are only a relatively small number of scientists and researchers who can be considered experts in the use of this emerging technology. A full understanding of a future product’s mechanism of action and a large scale of scientific experts are typically believed to make product development less risky. The FDA or similar foreign regulatory authorities may view this as increasing the potential risks, and diminishing the potential benefits, of products based on NPS technology. In addition, potential partners may view this as a limitation of the program, and it may be more challenging for us to obtain a partnership on favorable terms as a result.

Our planned products may cause serious adverse side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial desirability of an approved label or result in significant negative consequences following any marketing approval.

The risk of failure of clinical development is high. For example, the vast majority of our in vivo data has been a result of animal testing, and we have only completed a limited number of feasibility studies in humans. It is difficult to predict when or if this or any planned products will prove safe enough to receive regulatory approval or clearance. Undesirable side effects caused by NPS pulses or any of our planned products could cause us or regulatory authorities to interrupt, delay or halt clinical trials. They could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority.

Additionally, if any of our planned products receive marketing approval or clearance but, we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result, including:

•	we may be forced to recall such product and suspend the marketing of such product;
•	regulatory authorities may withdraw their approvals of such product;
•	regulatory authorities may require additional warnings on the label that could diminish the usage or otherwise limit the commercial success of such products;
•	the FDA or other regulatory authorities may issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings about such product;
•	the FDA may restrict distribution of our products and impose burdensome implementation requirements on us;
•	we may be required to change the way the product is administered or conduct additional clinical trials;
•	we could be sued and held liable for harm caused to subjects or patients;
•	we may be subject to litigation or product liability claims; and
•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular planned product, if approved.

Our business is dependent upon physicians adopting our CellFX System and NPS technology, and if we fail to obtain broad adoption, our business would be adversely affected.

If we obtain regulatory approval or clearance for our CellFX System, our success will depend on our ability to educate physicians regarding the benefits of CellFX treatments over existing treatment modalities and to persuade them to prescribe

CellFX treatments for their patients. We do not know if the CellFX System or NPS technology will be successful over the long term, and market acceptance may be hindered if physicians are not presented with compelling data demonstrating the efficacy and safety of our products compared to alternative treatments. Any studies we, or third parties, may conduct comparing our CellFX System or NPS technology with alternative treatments may be expensive, time consuming or may not yield positive results. Additionally, adoption will be directly influenced by a number of financial factors, including the ability of providers to attract cash payments from patients or to obtain sufficient reimbursement from third party commercial payors, and the Centers for Medicare & Medicaid Services, or CMS, for the professional services they provide in administering CellFX treatments. The efficacy, safety, performance and cost-effectiveness of our CellFX System, NPS technology, or other potential products based on NPS technology, on a stand-alone basis and relative to competing services, will determine the availability and level of reimbursement received by us and providers. If physicians do not adopt and prescribe our future products, we may never become profitable.

We may find it difficult to enroll patients in our clinical trials. If we cannot enroll a sufficient number of eligible patients to participate in the clinical trials, we may not be able to initiate or continue clinical trials, which could delay or prevent development of our product candidates.

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing our product candidates as well as completion of required follow-up periods. In general, if patients are unwilling to participate in our trials because of negative publicity from adverse events in the life sciences industry or for other reasons, including competitive clinical trials for similar patient populations, the timeline for recruiting patients, conducting trials and obtaining regulatory approval or clearance of planned products may be delayed. If there are delays in accumulating the required patients and patient data, there may be delays in completing the trial. Further, if any of our clinical trial sites fail to comply with required good clinical practices, or GCPs, we may be unable to use the data gathered at those sites. If our clinical investigators fail to carry out their contractual duties or regulatory obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, our clinical trials may be delayed. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical trials altogether.

Laboratory conditions differ from commercial conditions and field conditions, and the safety and effectiveness of our planned products may depend on the technique of the user.

Observations and developments that may be achievable under laboratory circumstances may not be able to be replicated in broader research and development phases, in commercial settings, or in the use of any of the planned products in the field. Furthermore, if commercialized, CellFX treatments will be administered by healthcare professionals and will require a degree of training and practice to administer correctly. Treatment results achieved during the laboratory or in clinical trials conducted by us or other investigators may not be representative of the results actually encountered during commercial use of our products due to variability in administration technique. The training and skills of investigators in our clinical trials may not be representative of the training and skills of future product users, which could negatively affect treatment results. In addition, there may be a selection bias in the patients and/or sites of administration chosen for any clinical trials that would positively affect treatment results.

Issues with our firmware and software may negatively affect the function of our devices.

The safety and effectiveness of CellFX-based treatments and therapies may depend, in part, on the function of firmware run by the microprocessors embedded in the device and associated software. This firmware and software is proprietary to us. While we have made efforts to test the firmware and software extensively, it is potentially subject to malfunction which in turn may harm a patient. Further, it may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, or similar problems. Any of these might result in harm to a patient or the unauthorized release of confidential medical, business or other information of other persons or of ours.

We may encounter manufacturing problems or delays that could result in lost revenue. Additionally, we currently rely on third-party suppliers for critical materials needed to manufacture our CellFX System and related applicators. Any problems experienced by these suppliers could result in a delay or interruption of their supply to us, and as a result, we may face delays in the development and commercialization of planned products.

We perform final assembly of our devices to support our current research and development activities at our facility in California. We believe we have adequate manufacturing capacity for these purposes. However, if demand for our planned products increases significantly, we will need to either expand our manufacturing capabilities or outsource to other manufacturers. We have no corporate experience in commercial-scale manufacturing of our planned products, and we currently rely upon third-party suppliers to manufacture and supply components for our CellFX System. The manufacture of these products in compliance with the FDA’s regulations requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of medical device products often encounter difficulties in production, including difficulties with production costs and yields, quality control, quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced FDA requirements, other federal and state regulatory requirements, and foreign regulations.

We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements, and if our contract manufacturers cannot successfully manufacture our product candidates that conform to our specifications and the strict regulatory requirements of the FDA or comparable regulatory authorities in foreign jurisdictions, we may not be able to rely on their manufacturing facilities for the manufacture of our product candidates. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority finds these facilities inadequate for the manufacture of our product candidates or if such facilities are subject to enforcement action in the future or are otherwise inadequate, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates.

We currently purchase components for our CellFX System under purchase orders and do not have long-term contracts with most of the suppliers of these materials. If suppliers were to delay or stop producing our components, or if the prices they charge us were to increase significantly, or if they elected not to sell to us, we would need to identify other suppliers. We could experience delays in manufacturing the devices while finding another acceptable supplier, which could impact our results of operations.

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

Medicare, Medicaid, health maintenance organizations and other third-party payers are increasingly attempting to contain healthcare costs by limiting both the scope of coverage and the level of reimbursement of new medical technologies and products, and as a result, they may not cover or provide adequate payment for the use of our planned products. In order to obtain satisfactory reimbursement arrangements, we may have to agree to a fee or sales price lower than the fee or sales price we might otherwise charge. Each plan may separately require us to provide scientific and clinical support for the use of our products and, as a result, the coverage determination process is often a time-consuming and costly process with no assurance that coverage and adequate reimbursement will be applied consistently or obtained at all.  Even if Medicare and other third-party payers decide to cover procedures involving our proposed devices and products, we cannot be certain that the reimbursement levels will be adequate. Accordingly, even if our planned products are approved for commercial sale, unless government and other third-party payers provide adequate coverage and reimbursement for our devices and products, some physicians may be discouraged from using them, and our sales would suffer.

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

Obtaining a coverage determination, whether local or national, is a time-consuming, expensive and highly uncertain proposition, especially for a new technology, and inconsistent local determinations are possible. On average, Medicare coverage determinations for medical devices and products lag behind FDA approval or clearance. The Medicare statutory framework is also subject to administrative rulings, interpretations and discretion that affect the amount and timing of reimbursement made under Medicare. Medicaid coverage determinations and reimbursement levels are determined on a state by state basis, because Medicaid, unlike Medicare, is administered by the states under a state plan filed with the Secretary of the United States Department of Health and Human Services (HHS). Medicaid generally reimburses at lower levels than Medicare. Moreover, Medicaid programs and private insurers are frequently influenced by Medicare coverage determinations.

We work with outside scientists and their institutions in developing product candidates. These scientists may have other commitments or conflicts of interest, which could limit our access to their expertise, harm our ability to leverage our discovery platforms, or negatively impact our clinical trials.

We work with scientific advisors and collaborators at academic research institutions in connection with our product development. These scientists and collaborators are not our employees, but they serve as either independent contractors or researchers under research agreements that we have with their sponsoring clinic, academic institution or research institution. Such scientists and collaborators may have other commitments that would limit their availability to us. Although our scientific advisors generally agree not to do competing work, if an actual or potential conflict of interest between their work for us and their work for another entity arises, we may lose their services. It is also possible that some of our valuable proprietary knowledge may become publicly known through these scientific advisors if they breach their confidentiality agreements with us, which would cause competitive harm to our business. To the extent these scientists and collaborators may receive cash or equity compensation in connection with such services from time to time, these relationships and any related compensation may result in perceived or actual conflicts of interest, or a regulatory authority to conclude that the financial relationship may have affected the interpretation of the trial, such that the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of the marketing application we submit.

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

We hold licenses from Old Dominion University Research Foundation (“ODURF”) and Eastern Virginia Medical School (“EVMS”) and from Alfred E. Mann Institute for Biomedical Engineering at the University of Southern California (“AMI-USC”) to intellectual property relating to the sub-microsecond electric field technology, as well as applicator design and configuration, and pulse generators in addition to the intellectual property that we own for these things. For the continuance of the license with ODURF and EVMS, we must continue to comply with the various obligations set forth in the license. If we fail to meet these obligations, the licensor will have the right to terminate the applicable license or modify certain terms of the license agreement. Generally, the loss of any one of our current licenses, or any other license we may acquire in the future, could harm our business, prospects, financial condition and results of operation. In addition, some of our licenses from third parties limit the field in which we can use the licensed technology. Therefore, in order for us to use such licensed technology in potential future applications that are outside the licensed field of use, we may be required to negotiate new licenses with our licensors or expand our rights under our existing licenses. We cannot assure you that we will be able to obtain such licenses or expanded rights on reasonable terms or at all. In the event a dispute with our licensors were to occur, our licensors may seek to renegotiate the terms of our licenses, increase the royalty rates that we pay to obtain and maintain those licenses, limit the field or scope of the licenses, or terminate the license agreements. In addition, we have limited rights to participate in the prosecution and enforcement of the patents and patent applications that we have licensed. As a result, we cannot be certain that these patents and applications will be prosecuted and enforced in a manner consistent with the best interests of our business. Further, because of the rapid pace of technological change in our industry, we may need to rely on key technologies developed or licensed by third parties, and we may not be able to obtain licenses and technologies from these third parties at all or on reasonable terms. The occurrence of these events may have a material adverse effect on our business, financial condition or results of operations.

Our intellectual property rights will not necessarily provide us with competitive advantages.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•	others may be able to make products that are similar to our product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed;
•	others may independently develop similar or alternative technologies without infringing on our intellectual property rights;
•	issued patents that we own or have exclusively licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
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

We have not yet registered some of our trademarks in all of our potential markets, and failure to secure those registrations could adversely affect our business. If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic or conflict with third-party rights. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition by potential partners or customers in our markets of interest. Additionally, if we apply to register our trademarks in all of our potential markets, our applications may not be allowed for registration, and our registered trademarks may not be maintained or enforced. In addition, in the U.S. Patent and Trademark Office and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would. In such cases, over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then our marketing abilities may be impacted.

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

Risks Related to Government Regulation

We may never receive regulatory approval or clearance, including that from the FDA, for any of our planned products.

We may never receive regulatory approval or clearance, including from the FDA, for any potential devices or products in the United States or in any foreign market. For example, during September 2017, we withdrew our application seeking clearance of our system for soft tissue ablation. As such, it is highly speculative as to any timing for our planned products to be approved or cleared or commercialized. Investors need to take a long-term approach to an investment in our securities, as the commercial realization of our technology is speculative and well into the future.

We will be subject to stringent domestic and foreign regulation in respect of any potential devices and products. Any unfavorable regulatory action may materially and adversely affect our future financial condition and business operations and prospects.

Our potential devices and products, further development activities and manufacturing and distribution, once developed and determined, will be subject to extensive, rigorous and ongoing regulation by numerous government agencies, including the FDA and similar foreign regulatory authorities. To varying degrees, each of these agencies monitors and enforces our compliance with laws and regulations governing the development, testing, manufacturing, labeling, marketing, distribution, and the safety and effectiveness of our medical technology. The process of obtaining and maintaining marketing approval or clearance from the FDA and similar foreign regulatory authorities for new devices and products, or for enhancements, expansion of the indications or modifications to existing products, could:

•	take a significant, indeterminate amount of time;
•	require the expenditure of substantial resources;
•	involve rigorous preclinical and clinical testing, and possibly post-market surveillance;
•	involve modifications, repairs or replacements of our products;
•	require design changes of our products;
•	result in limitations on the indicated uses of our products; and
•	result in our never being granted the regulatory approval or clearance we seek.

If we experience any of these occurrences, our operations may suffer, we might experience harm to our competitive standing and result in further losses that adversely affect our financial condition. We will have ongoing responsibilities under FDA and international regulations, both before and after a product is approved or cleared and commercially released. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections. If an inspection were to conclude that we are not in compliance with applicable laws or regulations, or that any of our devices are ineffective or pose an unreasonable health risk, the FDA or similar foreign regulatory authorities could ban such devices or products, detain or seize such devices or products, order a recall, repair, replacement, or refund of such devices or products, or require us to notify health professionals and others that the therapies, devices or products present unreasonable risks of substantial harm to the public health. Additionally, the FDA or similar foreign regulatory authorities may impose other operating restrictions, enjoin and restrain certain violations of applicable law pertaining to our devices and products and assess civil or criminal penalties against our officers, employees, or us. The FDA and similar foreign regulatory authorities have been increasing its scrutiny of the industry and the government is expected to continue to scrutinize the industry closely with inspections and possibly enforcement actions. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our devices and products. In addition, negative publicity and product liability claims resulting from any adverse regulatory action could have a material adverse effect on our financial condition and results of operations.

The continuing development of our CellFX™ System and other products depends upon maintaining strong working relationships with physicians.

The development, marketing, and sale of our products in development, including the CellFX System, depends upon our ability to maintain strong working relationships with physicians. We rely on these professionals to provide us with considerable knowledge and experience regarding the development, marketing and sale of our products. Physicians assist us in clinical trials and as researchers, marketing and product consultants and public speakers. If we cannot maintain our strong working relationships with these professionals and continue to receive their advice and input, the development and marketing of our products could suffer, which could harm our business, financial condition and results of operations. The medical device industry’s relationship with physicians is under increasing scrutiny by the Office of Inspector General, or OIG, the Department of Justice, or DOJ, state attorneys general, and other foreign and domestic government agencies. Our failure to comply with laws, rules and regulations governing our relationships with physicians, or an investigation into our compliance by the OIG, DOJ, state attorneys general and other government agencies, could significantly harm our business.

We may be subject to healthcare laws and regulations relating to our business and could face substantial penalties if we are determined not to have fully complied with such laws, which would have an adverse impact on our business.

We are exposed to the risk that our employees and independent contractors, including principal investigators, consultants, any future commercial collaborators, service providers and other vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA and other similar regulatory bodies, There are many federal and state laws and regulations prohibiting fraud and abuse in the healthcare industry that can result in significant criminal and civil penalties. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our products for which we obtain marketing approval or clearance. Such laws include:

•

the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a U.S. healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the U.S. federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

•

U.S. federal civil and criminal false claims laws and civil monetary penalties laws, including the civil False Claims Act, which, among other things, impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the U.S. government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. government;

•

the U.S. Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, which also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the rule, such as health plans, healthcare clearinghouses and healthcare providers as well as their business associates that perform certain services for or on their behalf involving the use or disclosure of individually identifiable health information;

•

the U.S. Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members;

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•

analogous state and non-U.S. laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; and state and non-U.S. laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

We have implemented a comprehensive compliance program to identify and deter healthcare violations by employees and other third-parties that perform services for us.  Notwithstanding our compliance program, it is possible that governmental authorities may conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable healthcare laws. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other U.S. healthcare programs, individual imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the above occur, it could have a material adverse effect on our liquidity and financial condition.

To obtain the necessary device approvals or clearances from regulatory authorities for our product candidates, we will have to conduct various preclinical and clinical tests, which may be costly and time consuming, and may not provide results that will allow us to seek regulatory approval or clearance.

The number of preclinical and clinical tests that will be required for regulatory clearance or approval varies depending on the disease or condition to be treated, the method of treatment, the nature of the device, the jurisdiction in which we are seeking approval or clearance and the applicable regulations. Regulatory agencies, including those in the United States, Canada, Europe and other countries where medical devices and products are regulated, can delay, limit or deny approval of a product for many reasons. For example, regulatory agencies:

•	may not deem a technology or device to be reasonably safe or effective for any intended use or indication;
•	may interpret data from preclinical and clinical testing differently than we do;
•	may determine our manufacturing facility or processes do not comply with Quality System regulations;
•	may conclude that our device does not meet quality standards for durability, long-term reliability, biocompatibility, electromagnetic compatibility, or electrical safety; and
•	may change their approval or clearance policies or adopt new regulations.

The FDA may make requests or suggestions regarding conduct of our clinical trials, resulting in an increased risk of difficulties or delays in obtaining regulatory approval or clearance in the US. As part of the process for regulatory approval or clearance, we may, from time to time, elect to withdraw an application. For example, during September 2017, the FDA requested that we submit additional data in connection with our application seeking clearance of our system for soft tissue ablation. Subsequent to this FDA request, we chose to withdraw our application.

Even if a potential device or product ultimately is cleared or approved by the different regulatory authorities, it may be cleared or approved only for narrow indications which may render it commercially less viable.

Even if we complete clinical testing and a potential device or product of ours is cleared or approved, it may not be cleared or approved for the indications that are necessary or desirable for a successful commercialization. The FDA may grant marketing authorization contingent on the performance of costly additional clinical trials which may be required after approval or clearance. The FDA also may approve or clear our lead product candidates for a more limited indication or a narrower patient population than we originally requested. Our preference will be to obtain as broad an indication as possible for use in connection with the particular disease or treatment for which it is designed. However, the final classification may be more limited than we originally seek. The limitation on use may make the device or product commercially less viable and more difficult, if not impractical, to market. Therefore, we may not obtain the revenues that we seek in respect of the proposed product, and we will not be able to become profitable and provide an investment return to our investors.

Even if we obtain clearance or approval to sell a potential product, we will be subject to ongoing requirements and inspections that could lead to the restriction, suspension or revocation of our clearance.

We, as well as any potential third-party manufacturer, will be required to adhere to FDA Quality System, which include testing, control, and documentation requirements. We will be subject to similar regulations in foreign countries. Even if regulatory approval or clearance of a product is granted, the approval or clearance may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval or clearance, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Ongoing compliance with Quality System regulations and other applicable regulatory requirements is strictly enforced in the United States through periodic inspections by state and federal agencies, including the FDA, and in international jurisdictions by comparable agencies. Failure to comply with regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure to obtain premarket clearance or premarket approval for devices, withdrawal of approvals previously obtained, and criminal prosecution. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory requirements will limit our ability to operate and could increase our costs.

Any failure or delay in completing clinical trials or studies for our devices and products and the expense of those trials may adversely affect our business.

Preclinical studies, clinical trials and post-clinical monitoring and trials required to demonstrate the reasonable safety and efficacy of our potential devices and products are and will be time consuming and expensive. If we must conduct additional clinical trials or other studies with respect to any of our proposed product candidates to those that are initially contemplated, if we are unable to successfully complete any clinical trials or other studies, or if the results of these trials or studies are not positive or are only modestly positive, we may be delayed in obtaining marketing approval for the planned products, we may not be able to obtain marketing approval, or we may obtain approval for indications that are not as broad as we seek. Our research and product development costs also will increase if we experience delays in testing or approvals. The completion of clinical trials for our proposed therapies, devices and products could be delayed because of our inability to manufacture or obtain from third-parties materials sufficient for use in preclinical studies and clinical trials; delays in patient enrollment and variability in the number and types of patients available for clinical trials; difficulty in maintaining contact with patients after treatment, resulting in incomplete data; poor effectiveness of proposed devices and products during clinical trials; unforeseen safety issues or side effects; and governmental or regulatory delays and changes in regulatory requirements and guidelines. If we incur significant delays in our clinical trials, our competitors may be able to bring their products to market before we do, which could result in harming our ability to commercialize our planned products. If we experience any of these occurrences our business will be materially harmed.

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

We are exposed to the risk of fraud or other misconduct by our employees, collaborators, vendors, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with the regulations of the FDA and similar foreign regulatory authorities report financial information or data accurately or disclose unauthorized activities to us. See also “–We may be subject to healthcare laws and regulations relating to our business and could face substantial penalties if we are determined not to have fully complied with such laws, which would have an adverse impact on our business.” We adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

Healthcare policy changes, including recent federal legislation to reform the U.S. healthcare system, may have a material adverse effect on us.

Our operations may be impacted by the Patient Protection and Affordable Care Act (PPACA). For example, the PPACA imposed, among other things, a 2.3% federal excise tax, with limited exceptions, on any entity that manufactures or imports Class I, II and III medical devices offered for sale in the United States that began on January 1, 2013. The excise tax was suspended for a two year period beginning January 1, 2016 and was further suspended through December 31, 2019, and will be reinstated on medical device sales starting January 1, 2020. The current administration has expressed an intention to repeal the PPACA and replace it with alternative reforms. The details and timing of any further such actions are unknown at this time, and it is possible that these changes could adversely affect our business.

On January 2, 2013, the American Taxpayer Relief Act of 2012, or the ATRA, came into effect, which, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare devices and services, which could result in reduced demand for our devices or additional pricing pressures.

We face uncertainties that might result from modification or repeal of any of the provisions of the PPACA, including as a result of current and future executive orders and legislative actions. The impact of those changes on us and potential effect on the medical device industry as a whole is currently unknown. Any changes to the PPACA are likely to have an impact on our results of operations, and may have a material adverse effect on our results of operations. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.

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

The market price of our common stock has been highly volatile, and we expect it to continue to be highly volatile for the foreseeable future in response to many risk factors listed in this section, and others beyond our control, including:

•	results of clinical trials of our planned products or those of our competitors;
•	actions by regulatory bodies, such as the FDA, that effect our business or have the effect of delaying or rejecting approval or clearance of our planned products;
•	actual or anticipated fluctuations in our financial condition and operating results;
•	announcements by our customers, partners or suppliers relating directly or indirectly to our products, services or technologies;
•	announcements of technological innovations by us or our competitors;
•	changes in laws or regulations applicable to our planned products;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments or achievement of significant milestones;
•	additions or departures of key personnel;
•	competition from existing products or new products that may emerge;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	disputes or other developments related to proprietary rights, including patents, litigation matters or our ability to obtain intellectual property protection for our technologies;
•	announcements or expectations of additional financing efforts;
•	sales of our common stock by us or our stockholders;
•	stock price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	reports, guidance and ratings issued by securities or industry analysts;
•	overall conditions in our industry and market; and
•	general economic and market conditions.

If any of the foregoing occurs, it may cause our stock price or trading volume to decline. Stock markets in general, and the market for companies in our industry in particular, have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. Investors may not realize any return on their investment in us and may lose some or all of their investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns and adversely impact our ability to raise capital to fund our operations, which could seriously harm our business.

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

A significant percentage of our outstanding stock is held by a limited number of investors, including Robert W. Duggan. Mr. Duggan, Chairman of our Board, beneficially owns approximately 44% of our common stock outstanding as of the date of this Annual Report. As a result, such persons will have significant influence over corporate actions requiring stockholder approval, including the following actions:

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

Robert W. Duggan, is the Chairman of our Board, beneficially owns approximately 44% of our common stock outstanding as of the date of this Annual Report. As a result of Robert W. Duggan’s significant ownership and position as Chairman of the Board, other companies may be less inclined to pursue an acquisition of us and therefore we may not have the opportunity to be acquired in a transaction that stockholders might otherwise deem favorable, including transactions in which our stockholders might realize a substantial premium for their shares.

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

We are an “emerging growth company” under the JOBS Act as well as a “smaller reporting company”; as a result, we cannot be certain if the applicable reduced disclosure requirements will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We also qualify as a “smaller reporting company,” as defined in the Exchange Act, and so long as we remain a smaller reporting company, we benefit from and may take advantage of scaled disclosure requirements.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our reporting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.  We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1.07 billion, if we issue more than $1.0 billion in non-convertible debt in a three-year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30.

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

We believe that our existing facilities will be sufficient to meet our needs for the foreseeable future.

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

We and certain of our directors have received subpoenas from the Securities and Exchange Commission (“SEC”) requesting documents and other information in connection with an investigation into trading in our stock in advance of our September 2017 financing announcement. According to documents received from the SEC, “This investigation is a non-public, fact-finding inquiry. We are [the SEC is] trying to determine whether there have been any violations of the federal securities laws. The investigation and the subpoena do not mean that we have [the SEC has] concluded that you or anyone else has violated the law. Also, the investigation does not mean that we have a negative opinion of any person, entity or security.” We and our directors have fully cooperated with the investigation.

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

Holders of Record

As of February 28, 2019, there were approximately 11 stockholders of record of our common stock. We believe the actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in “street” name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividend on our common stock and have no present plans to do so. We intend to retain earnings for use in the operation and expansion of our business.

Sales of Unregistered Securities

None.

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

The following graph shows a comparison from May 18, 2016 (the date our common stock commenced trading on the Nasdaq Capital Market through December 31, 2018 of the cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for The Nasdaq Composite Index and the Nasdaq Biotechnology Index assume reinvestment of dividends.

Item 6. Selected Financial Data

The following selected consolidated statements of operations data for the years ended December 31, 2018, 2017, and 2016, and the consolidated balance sheet data as of December 31, 2018 and 2017, are derived from, and qualified by reference to, our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the period from May 19, 2014 (inception) through December 31, 2014 and selected consolidated balance sheet data as of December 31, 2016, 2015 and 2014 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected for any future period. The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

During the years ended December 31, 2016 and 2015, patent legal costs of $0.5 million and $0.4 million, respectively, were reclassified from research and development costs to general and administrative costs. These changes did not impact loss from operations or net loss. These reclassifications are reflected in the table below.

					May 19, 2014
					(inception)
					through
	Year Ended December 31,				December 31,
(in thousands, except per share amounts)	2018	2017	2016	2015	2014
Revenue	$—	$—	$—	$—	$—
Operating expenses:
General and administrative	20,045	15,503	3,415	1,621	43
Research and development	17,253	9,646	5,506	2,181	26
Amortization of intangible assets	665	665	665	666	111
Costs of business acquisitions	—	—	—	—	120
Total operating expenses	37,963	25,814	9,586	4,468	300
Other income (expense):
Interest income	446	247	68	—	—
Other expense	(28)	—	—	—	—
Total other income (expense)	418	247	68	—	—
Loss from operations, before income taxes	(37,545)	(25,567)	(9,518)	(4,468)	(300)
Income tax benefit	—	—	—	(1,657)	(23)
Net loss	$(37,545)	$(25,567)	$(9,518)	$(2,811)	$(277)

Net loss per share:
Basic and diluted net loss per share	$(2.20)	$(1.73)	$(0.86)	$(0.37)	$(0.11)
Weighted average shares used to compute net loss per common share — basic and diluted	17,078	14,754	11,009	7,565	2,511

	As of December 31,
	2018	2017	2016	2015	2014
Cash, cash equivalents and investments	$59,583	$38,069	$16,395	$3,606	$7,009
Working capital	57,254	36,268	15,647	3,337	6,866
Total assets	70,640	49,821	26,314	14,325	17,896
Total liabilities	4,306	3,826	1,016	660	1,821
Total stockholders' equity	66,334	45,995	25,298	13,665	16,074

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

Overview

We are a clinical stage medical therapy company pursuing commercial introduction of our proprietary CellFX™ System utilizing our patent-protected Nano-Pulse Stimulation™ (NPS™) platform technology. With our proprietary CellFX System, we can deliver a unique cell-focused effect on dysfunctional cells while preserving surrounding non-cellular tissue, a combination that may potentially lead to both improved efficacy and less collateral tissue damage. It also causes a process of immunogenic cell death that may stimulate an immune response to the dysfunctional cells. We are currently conducting research and development activities in pursuit of commercial applications for our NPS technology, but we have not yet commercialized or recognized revenue from our technology.

Plan of Operation

We plan to establish ourselves as a medical therapy company with a local, non-thermal, and drug-free treatment platform that initiates cell death in targeted tissue by a process of cell signaling and also induces a systemic adaptive immune response to the targeted tissue. In order to accomplish this, we plan to:

•

Improve our technology by continuing our research and product development efforts. We expect to develop interchangeable tissue applicators to target different tissue types that will leverage the novel characteristics of our technology platform.

•

Further explore and understand the benefits of NPS technology platform with the objectives of broadening the currently planned cosmetic and therapeutic applications and identifying new applications. We anticipate that results of our clinical studies will enable us to recognize certain unmet medical needs that may be addressed by our technology.

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

Long-Lived Assets

We review long-lived assets, consisting of property and equipment and intangible assets, for impairment at each fiscal year end or when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are separately presented in the consolidated balance sheet, reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Goodwill

We record goodwill when the consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. We review goodwill for impairment at least annually or whenever changes in circumstances indicate that the carrying value of the goodwill may not be recoverable based on the fair value of the reporting units. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, goodwill is not considered impaired and no further testing is required. If further testing is required, we perform a two step-process. The first step involves comparing the fair value of the reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step of the test is performed by comparing the carrying value of the goodwill in the reporting until to its implied fair value. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value. For the purpose of impairment testing, we have determined that it has one reporting until. To date, there has been no impairment of goodwill.

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

Expected Term. The expected term represents the period that our stock-based awards are expected to be outstanding. Because of the limitations on the sale or transfer of our common stock as a privately held company before our initial public offering, we did not believe our historical exercise pattern was indicative of the pattern we would experience as a publicly-traded company. We have consequently used the simplified method to calculate expected term, which is the average of the contractual term and vesting period. We plan to continue using the simplified method until we have sufficient trading history as a publicly traded company.

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

We account for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, “Accounting for Uncertainty in Income Taxes.” The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized.

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

•

Research and development expenses consist of salaries and related expenses and consulting costs related to the design, development and enhancement of our potential future products, prototypes material and devices, including rent. We expect research and development costs to increase in the future as we initiate additional clinical trials, continue development and enhancement of our CellFX System and pursue commercial applications of our NPS technology.

Reclassification

Certain items in prior period financial statements have been reclassified to conform to the presentation in the current period financial statements. Such reclassifications did not impact the Company's previously reported net loss or financial position.

Results of Operations

Comparison of the Years ended December 31, 2018 and 2017

Our consolidated statements of operations as discussed herein are presented below:

	Year Ended
	December 31,
(in thousands)	2018	2017	$ Change
Revenue	$—	$—	$—
Operating expenses:
General and administrative	20,045	15,503	4,542
Research and development	17,253	9,646	7,607
Amortization of intangible assets	665	665	—
Total operating expenses	37,963	25,814	12,149
Other income (expense):
Interest income	446	247	199
Other expense	(28)	—	(28)
Total other income (expense)	418	247	171
Loss from operations, before income taxes	(37,545)	(25,567)	11,978
Income tax benefit	—	—	—
Net loss	$(37,545)	$(25,567)	$11,978

General and Administrative

General and administrative expenses consist of salaries and related expenses for executives, finance, legal, human resources, information technology and administrative personnel. General and administrative expenses increased by $4.5 million to $20.0 million in 2018 from $15.5 million in 2017 due primarily to $2.7 million of increased professional services and consulting costs, $1.1 million of increased compensation costs, $0.4 million of increased insurance costs, and $0.2 million of increased travel and expenses and office supplies costs. Professional, consulting and insurance costs increased primarily as a result of increased costs incurred due to operations and reporting obligations as a public company, and increased legal costs related to our intellectual property and reincorporation from the State of Nevada to the State of Delaware. Compensation, travel and expenses, and office supplies costs increased as a result of increased headcount in 2018. General and administrative expenses are expected to increase substantially during 2019 in connection with the buildout of additional operational infrastructure to support the anticipated commercialization of our CellFX System in the aesthetic dermatology market.

Research and Development

Research and development expenses consist of salaries and related expenses for research and development personnel, clinical trials and consulting costs related to the design, development and enhancement of our potential future products, prototypes material and devices. Research and development expenses increased by $7.6 million to $17.3 million in 2018 from $9.6 million in 2017 due primarily to $3.0 million of increased compensation costs, $1.5 million of increased stock-based compensation expense, $1.2 million of increased prototype expenses, $0.6 million of increased lab and office supplies, $0.4 million of increased clinical trial expense, $0.4 million of increased consulting and outside services costs, $0.2 million of increased in travel expenses, and $0.2 million of increased depreciation expense. Stock-based compensation and compensation related costs increased a result of headcount increases. Prototype expenses increased as a result of the design and testing of the CellFX System which was introduced in the beginning of the fourth quarter of 2018. Lab, office supplies, and travel expenses increased as a result of increased headcount. Clinical trial costs increased due to the Company’s clinical study of NPS technology for the treatment of sebaceous hyperplasia, basal cell carcinoma, warts, and other general benign lesions studies. Consulting and outside services and lab supplies increased due to increased product development activities. Depreciation and amortization expense increased due to increased leasehold improvements purchased and installed in our Hayward facility around mid-2017. Research and development expenses are expected to continue to increase substantially during 2019 as we expand our clinical study activities by initiating additional studies, continue development and enhancement of our CellFX System in preparation for additional clinical trials.

Other Income (Expense)

Other income (expense) increased by $0.2 million to $0.4 million in 2018 from $0.2 million due primarily to the increased interest income earned from higher interest rates earned on cash equivalent and investment balances.

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

General and Administrative

General and administrative expenses increased by $12.1 million to $15.5 million in 2017, from $3.4 million in 2016 due primarily to $8.5 million of increased stock-based compensation expense, $1.9 million of increased professional and consulting costs, $0.9 million of increased compensation costs, $0.2 million of increased insurance costs, $0.2 million of increased office supplies costs, $0.1 million of increased travel expenses and $0.1 million of increased depreciation and amortization expense. Stock-based compensation increased principally due to the higher Black-Scholes values and grant date intrinsic value ascribed to options and restricted stock units, respectively, granted during 2017 and due to the acceleration of former board of director stock options. Headcount increases during 2017 also contributed to increased stock-based compensation as well as compensation costs more broadly. Professional, consulting and insurance costs increased primarily as a result of increased costs incurred due to operations and reporting obligations as a public company, and increased legal costs related to our intellectual property. The increase in office supplies costs was due to the Company’s move to new office space in the third quarter of 2017. Travel expenses increased as a result in the increase in clinical trials being conducted in 2017. Depreciation and amortization expense increased due to increased leasehold improvements purchased and installed in our Hayward facility around mid-2017.

Research and Development

Research and development expenses increased by $4.1 million to $9.6 million in 2017, from $5.5 million in 2016. The increase was due primarily to $1.6 million of increased stock-based compensation expense, $1.2 million of increased compensation costs, $0.9 million of increased clinical trial expense, $0.3 million of increased consulting and outside services costs, $0.2 million of increased depreciation and amortization expense and $0.1 million of increased lab supplies, partially offset by $0.1 million of decreased sponsored research expenses. Stock-based compensation increased principally due to the higher Black-Scholes values and grant date intrinsic value ascribed to options and restricted stock units, respectively, granted during 2017. Compensation costs increased as a result of headcount increases. Clinical trial costs increased due to the Company’s clinical study of NPS platform for the treatment of seborrheic keratosis that was initiated and conducted during 2017. Consulting and outside services and lab supplies increased due to increased product development activities, including those around the 510(k) submission to the FDA. Depreciation and amortization expense increased due to increased leasehold improvements purchased and installed in our Hayward facility around mid-2017. Sponsored research expenses decreased mainly due to the timing of sponsored research activities conducted by Old Dominion University Research Foundation (“ODURF”) during 2017 compared to 2016.

Interest Income

Interest income increased by $0.2 million from $0.1 million in 2017 due primarily to the increased interest income earned on higher cash equivalent and investment balances as a result of the proceeds received from the issuance of equity securities.

Liquidity and Capital Resources

To date, we have not generated any revenues from product sales. Since inception, we have funded our business plan through the issuance of equity securities and grants from governmental agencies. Over the next few years, we intend to invest in research and development to develop commercially viable products and to assess the feasibility of potential future products. Additionally, we expect that our general and administrative expenses will increase as we continue to incur substantial incremental costs associated with being a public company.

In December 2018, we completed a rights offering pursuant to which we sold an aggregate of 3,581,148 shares of our common stock, par value $0.001 per share, at a price per share of $12.57 per share, for net proceeds of approximately $44.8 million.

Our consolidated statements of cash flows as discussed herein are presented below:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Net cash used in operating activities	$(23,896)	$(11,087)	$(8,051)
Net cash provided by (used in) investing activities	$26,117	$(22,998)	$(14,381)
Net cash provided by financing activities	$45,496	$35,382	$20,915
Net increase (decrease) in cash	$47,717	$1,297	$(1,517)

At December 31, 2018, we had cash, cash equivalents and investments of $59.6 million. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements for at least the next 12 months from the filing date of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018; however, we plan to raise additional capital in the future. These expectations are based on our current operating and financing plans which are subject to change. Until we are able to generate sustainable product revenues at profitable levels, we expect to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such additional funds may not be available on terms acceptable to us or at all, particularly in light of recent market conditions. If we raise funds by issuing equity or equity-linked securities, the ownership of our stockholders will be diluted and the holders of new equity securities may have priority rights over our existing stockholders. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into agreements on unattractive terms. Our inability to raise capital could have a material adverse effect on our business, financial condition and results of operations.

Operating Activities

During 2018, we used cash of $23.9 million in operating activities. The difference between cash used in operating activities and net loss consisted primarily of stock-based compensation, depreciation and amortization, increased accounts payable and accrued expenses, partially offset by increased prepaid expenses and decreased deferred rent.

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

Investing Activities

During 2018, cash provided from investing activities of $26.1 million from the sale of investments of $24.9 million and $41.8 million of cash proceeds from the maturities of investments, partially offset by $40.3 million cash used for the purchase of investments and $0.3 million cash used in purchase of property and equipment.

During 2017, we used cash of $23.0 million for investing activities for the purchase of investments, leasehold improvements and equipment.

During 2016, we used cash of $14.4 million for investing activities for the purchase of investments and office and laboratory equipment.

Financing Activities

During 2018, cash provided from financing activities was $45.5 million due to net proceeds from our rights offering and the issuance of common stock in connection with the exercise of stock options and warrants and our employee stock purchase plan.

During 2017, cash provided from financing activities was $35.4 million due to the net proceeds received from our private placements and the issuance of common stock in connection with the exercise of stock options and warrants.

During 2016, cash provided from financing activities was $20.9 million due to the net proceeds received from our initial public offering, after deducting underwriting discounts and commissions and other offering costs.

Contractual Obligations

Frank Reidy Research Center Agreement

As provided for in the license agreement with Old Dominion University Research Foundation (“ODURF”) and Eastern Virginia Medical School, effective on November 6, 2014, we sponsored certain approved research activities at ODURF’s Frank Reidy Research Center under a sponsored research agreement. In June 2017, we agreed to sponsor $0.7 million in research from July 1, 2017 to June 30, 2018. In August 2018, we agreed to sponsor $0.8 million in research from September 1, 2018 to August 1, 2019. These sponsored researches were funded through monthly payments made upon ODURF certifying, to our reasonable satisfaction, that ODURF has met its obligations pursuant to the specified task order and statement of work. The principal investigator may transfer funds with the budget as needed with our approval so long as the obligations of ODURF under the task order and statement of work remain unchanged and unimpaired. During the years ended December 31, 2018, 2017, and 2016, we incurred costs relating to the sponsored research agreement equal to $0.7 million, $0.8 million and $0.9 million, respectively. As of December 31, 2018, $0.6 million remained payable under this agreement.

In addition, during 2017, we agreed to provide $0.3 million in research funding to researchers affiliated with ODURF and Eastern Virginia Medical School matching funds made available to those researchers by the Virginia Biosciences Health Research Corporation. Our sponsorship affords access to certain intellectual property, if any, developed during the project. As of December 31, 2018, there was approximately $0.1 million remained payable under this agreement.

Operating Lease

We leased approximately 4,300 square feet of corporate offices and research facilities in Burlingame, California, at a monthly cost of approximately $21,000. This lease expired on June 30, 2017.

In January 2017, we entered into a new lease agreement for premises consisting of approximately 15,700 rentable square feet located in Hayward, California.

The lease commenced on July 1, 2017 and expires in August 2022, with an option to extend the lease term for an additional five years. Under the terms of the lease agreement, the landlord provided an allowance for tenant improvements in the amount of $2.1 million, which was recorded as deferred rent at the inception of the lease term. Rent expense associated with the future minimum lease payment is reduced by amortization of tenant improvement allowance over the life of the lease. An offsetting amount was recorded as leasehold improvement at the inception of the lease term. Leasehold improvements are depreciated over the lease term. The following table summarizes our contractual obligations as of December 31, 2018 (in thousands):

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Rent Obligation	$2,056	$536	$1,128	$392	$—

Off-Balance Sheet Arrangements

At December 31, 2018, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. No liability associated with such indemnification agreements has been recorded as of December 31, 2018.

JOBS Act Accounting Election

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Trends, Events and Uncertainties

Research and development of new technologies are, by their nature, unpredictable. Although we undertake development efforts with commercially reasonable diligence, there can be no assurance that the net proceeds from our financings will be sufficient to enable us to develop our technology to the extent needed to generate future sales to sustain our operations. If we do not continue to have enough funds to sustain our operations, we will consider other options to continue our path to commercialization of NPS technology platform, including, but not limited to, additional financing through follow-on stock offerings, debt financings, or co-development agreements and /or other alternatives.

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

Item 8. Financial Statements and Supplementary Data

PULSE BIOSCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Pulse Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Pulse Biosciences, Inc. (as defined in Note 2 to the consolidated financial statements) (the “Company”) as of December 31, 2017, the related consolidated statements of operations and comprehensive loss, and cash flows, for each of the two years in the period ended December 31, 2017, and stockholders’ equity for the year ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Gumbiner Savett Inc.

We had served as the Company's auditor since 2015.

Santa Monica, California

March 16, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Pulse Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Pulse Biosciences, Inc. and subsidiaries (the “Company”) as of December 31, 2018, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows, for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 14, 2019

We have served as the Company's auditor since 2018.

PULSE BIOSCIENCES, INC.

Consolidated Balance Sheets

(in thousands, except par value)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$51,103	$3,386
Investments	8,480	34,683
Prepaid expenses and other current assets	779	412
Total current assets	60,362	38,481
Property and equipment, net	2,173	2,570
Intangible assets, net	5,213	5,878
Goodwill	2,791	2,791
Other asset	101	101
Total assets	$70,640	$49,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,272	$782
Accrued expenses	1,421	1,034
Deferred rent, current	415	397
Total current liabilities	3,108	2,213

Deferred rent, less current	1,198	1,613
Total liabilities	4,306	3,826

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized – 50,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized – 500,000 shares; issued and outstanding – 20,593 shares and 16,819 shares at December 31, 2018 and 2017, respectively	21	17
Additional paid-in capital	142,032	84,202
Accumulated other comprehensive loss	(1)	(51)
Accumulated deficit	(75,718)	(38,173)
Total stockholders’ equity	66,334	45,995
Total liabilities and stockholders’ equity	$70,640	$49,821

See accompanying notes to the consolidated financial statements.

PULSE BIOSCIENCES, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenue	$—	$—	$—
Operating expenses:
General and administrative	20,045	15,503	3,415
Research and development	17,253	9,646	5,506
Amortization of intangible assets	665	665	665
Total operating expenses	37,963	25,814	9,586
Other income (expense):
Interest income	446	247	68
Other expense	(28)	—	—
Total other income (expense)	418	247	68
Loss from operations, before income taxes	(37,545)	(25,567)	(9,518)
Income tax benefit	—	—	—
Net loss	(37,545)	(25,567)	(9,518)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net of tax	50	(44)	(7)
Comprehensive loss	$(37,495)	$(25,611)	$(9,525)
Net loss per share
Basic and diluted net loss per share	$(2.20)	$(1.73)	$(0.86)
Weighted average shares used to compute net loss per common share — basic and diluted	17,078	14,754	11,009

See accompanying notes to the consolidated financial statements.

PULSE BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except per share amount)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2016	13,315	$13	$37,898	$(7)	$(12,606)	$25,298
Shares issued upon closing of private placements, net of issuance costs of $199	2,820	3	34,840	—	—	34,843
Issuance of shares upon exercise of warrants	522	—	50	—	—	50
Issuance of shares upon exercise of stock options	162	1	488	—	—	489
Stock-based compensation expense	—	—	10,926	—	—	10,926
Unrealized loss on available-for-sale securities	—	—	—	(44)	—	(44)
Net loss	—	—	—	—	(25,567)	(25,567)
Balance, December 31, 2017	16,819	17	84,202	(51)	(38,173)	45,995
Issuance of common stock in a rights offering at $12.57 per share for cash, net of issuance cost of $213	3,581	4	44,782	—	—	44,786
Issuance of shares upon exercise of warrants	24	—	—	—	—	—
Issuance of shares upon exercise of stock options	145	—	498	—	—	498
Issuance of shares under employee stock purchase plan	24	—	327	—	—	327
Stock-based compensation expense	—	—	12,338	—	—	12,338
Tax payments related to shares withheld for vested restricted stock units	—	—	(115)	—	—	(115)
Unrealized gain on available-for-sale securities	—	—	—	50	—	50
Net loss	—	—	—	—	(37,545)	(37,545)
Balance, December 31, 2018	20,593	$21	$142,032	$(1)	$(75,718)	$66,334

See accompanying notes to the consolidated financial statements.

PULSE BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(37,545)	$(25,567)	$(9,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	645	336	94
Loss on disposal of fixed assets	28	—	—
Amortization of intangible assets	665	665	665
Stock-based compensation	12,338	10,926	870
Net premium amortization and discount on available-for-sale securities	(140)	26	4
Landlord incentive for tenant improvements	—	2,119	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(367)	(144)	(415)
Accounts payable	490	517	3
Accrued expenses	387	245	246
Other asset	—	(101)	—
Deferred rent	(397)	(109)	—
Net cash used in operating activities	(23,896)	(11,087)	(8,051)
Cash flows from investing activities:
Purchases of property and equipment	(276)	(2,551)	(64)
Purchase of investments	(40,297)	(43,595)	(19,067)
Maturities of investments	41,815	23,148	4,750
Sales of investments	24,875	—	—
Net cash provided by (used in) investing activities	26,117	(22,998)	(14,381)
Cash flows from financing activities:
Proceeds from exercises of stock options and warrants	498	539	—
Proceeds from issuance of common stock from private placements, net of issuance costs of $199	—	34,843	—
Proceeds from issuance of common stock from initial public offering, net of issuance costs of $2,711	—	—	20,915
Proceeds from issuance of common stock under employee stock purchase plan	327	—	—
Proceeds from issuance of common stock from rights offering, net of issuance costs of $213	44,786	—	—
Tax payments related to shares withheld for vested restricted stock units	(115)	—	—
Net cash provided by financing activities	45,496	35,382	20,915
Net increase (decrease) in cash	47,717	1,297	(1,517)
Cash and cash equivalents at beginning of period	3,386	2,089	3,606
Cash and cash equivalents at end of period	$51,103	$3,386	$2,089

Supplemental disclosure of noncash investing and financing activities:
Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	$—	$—	$627
Equipment purchased in accrued expenses	33	38	18

See accompanying notes to the consolidated financial statements.

PULSE BIOSCIENCES, INC.

Notes to Consolidated Financial Statements

1.  Description of the Business

Pulse Biosciences, Inc., is a clinical stage medical therapy company pursuing commercial introduction of its proprietary CellFX™ System utilizing the Company’s proprietary Nano-Pulse Stimulation™ (NPS™) platform technology. The Company’s CellFX System provides a novel, precise, non-thermal cellular treatment technology delivering nanosecond duration energy pulses that impact cells in treated tissue while sparing surrounding non-cellular tissue. The novel characteristics of the Company’s CellFX System mechanism of action has the potential to significantly benefit patients across multiple medical applications, including dermatology, the Company’s first planned commercial application.

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

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities Exchange Commission (the “SEC”). The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries and intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates that affect the amounts reported in the financial statements and accompanying notes to the financial statements.  Estimates include, but are not limited to, the valuation of investments, clinical trial accruals, the valuation and recognition of stock-based compensation and useful lives assigned to long-lived assets. Actual amounts could differ from these estimates.

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

Goodwill

The Company records goodwill when the consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. The Company reviews goodwill for impairment at the reporting until level at least annually or whenever changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. To date, there has been no impairment of goodwill.

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

Estimates of the fair value of equity-settled awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, are affected by assumptions regarding a number of complex variables. Changes in the assumptions can materially affect the fair value of the award and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. The Company determines the volatility factor based on the historical volatilities of comparable public companies in similar industries. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the equity-settled award. For all stock options granted to date, the Company used the simplified method to calculate the expected term, which is the average of the contractual term and vesting period. Prior to the Company’s initial public offering, the fair value of common stock was determined by reference to either recent or anticipated cash transactions involving the sale of the Company’s common stock.

The Company recognizes the fair value of stock-based compensation costs in general and administrative costs and in research and development costs, as appropriate, in the Company’s consolidated statements of operations.

Research and Development Costs

Research and development costs consist primarily of compensation costs, fees paid to consultants and outside service providers and organizations (including university research institutes), costs associated with clinical trials, development prototypes and other expenses relating to the acquisition, design, development and testing of the Company’s product candidates. Research and development costs incurred by the Company are expensed as incurred, unless the achievement of milestones, the completion of contracted work, or other information indicates that a different expensing schedule is more appropriate.

Patent Costs

The Company is the owner of numerous domestic and foreign patents. Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and any related patent applications, patent costs not related to acquired patents, including patent-related legal fees, filing fees and other costs, including internally generated costs, are expensed as incurred. During the years ended December 31, 2018, 2017 and 2016, patent costs totaled $0.6 million, $0.8 million and $0.5 million, respectively. Patent costs are included in general and administrative costs in the consolidated statements of operations and comprehensive loss.

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

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by U.S. GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. At December 31, 2018 and 2017, the Company had not recorded any liability for uncertain tax positions. The Company includes interest and penalties related to uncertain tax positions as a component of income tax expense.

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

The following outstanding stock options, warrants and restricted stock units to purchase common stock were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2018	2017	2016
Common stock warrants	213,485	249,709	874,610
Common stock options	2,956,687	2,598,659	1,229,355
Restricted stock units	222,606	229,774	—
Total	3,392,778	3,078,142	2,103,965

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

Recent Accounting Pronouncements

During May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued an update to defer the effective date of this update to periods beginning after December 15, 2017. This updated standard became effective for the Company in the first quarter of fiscal year 2018. Since the Company has not recognized or generated revenue to date, the adoption of this pronouncement did not have any impact to its financial statements.

During February 2016, the FASB issued ASU No. 2016-02, Leases, which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). For lessees, leases will continue to be classified as either operating or financing in the income statement. This ASU becomes effective for the Company in the first quarter of fiscal year 2019. The Company generally does not finance purchases of equipment or other capital, but does lease its facilities. The adoption of the new standard will require the recognition of a right-of-use asset and a lease obligation for the Company’s leases (See Note 12 – Commitments and Contingencies). The Company adopted the new standard effective January 1, 2019 and will not restate comparative periods. Presentation of leases within the consolidated statements of operations and consolidated statements of cash flows will be generally consistent with the current lease accounting guidance.  The Company will elect the package of practical expedients permitted under the transition guidance and as such, the adoption of this ASU will not change the classification of any of the Company’s leases.  The Company estimates that approximately $1.7 million will be recognized as total lease liabilities and approximately $0.1 million will be recognized as total rights-of-use assets on the Company’s consolidated balance sheet as of January 1, 2019.

3. Investments and Fair Value of Financial Instruments

Investments

The Company’s investments have been classified and accounted for as available-for-sale. The Company’s investments consisted of the following (in thousands):

	December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$8,481	—	(1)	$8,480
Total assets measured at fair value	$8,481	$—	$(1)	$8,480

	December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$7,216	$—	$(6)	$7,210
Corporate bonds	19,524	—	(33)	19,491
Asset-backed securities	7,994	—	(12)	7,982
Total assets measured at fair value	$34,734	$—	$(51)	$34,683

The contractual maturities of the Company’s investments were as follows (in thousands):

	December 31,
Investments	2018	2017
Due in one year	$8,480	$30,096
Due in one to two years	—	4,587
Total	$8,480	$34,683

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

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis (in thousands):

		December 31, 2018
Assets	Classification	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$50,703	—	—	$50,703
U.S. Treasury Securities	Investments	—	8,480	—	8,480
Total assets measured at fair value		$50,703	$8,480	$—	$59,183

		December 31, 2017
Assets	Classification	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$2,758	$—	$—	$2,758
Commercial paper	Investments	—	7,210	—	7,210
Corporate bonds	Investments	—	19,491	—	19,491
Asset-backed securities	Investments	—	7,982	—	7,982
Total assets measured at fair value		$2,758	$34,683	$—	$37,441

During year ended December 31, 2018 and 2017, the Company did not record impairment charges related to its marketable investments. During the year ended December 31, 2018 and 2017, the Company did not have any transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy. Additionally, the Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2018 or December 31, 2017.

4.  Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2018	2017
Leasehold improvements	$2,248	$2,257
Laboratory equipment	518	484
Furniture, fixtures and equipment	248	231
Software	118	79
Construction in progress	33	—
	3,165	3,051
Less: Accumulated depreciation and amortization	(992)	(481)
	$2,173	$2,570

During June 2017, the Company prepared to move into new office space in Hayward, California, and its landlord provided $2.1 million for leasehold improvements pursuant to the tenant allowance clause in the lease agreement between the Company and its landlord which has been capitalized and amortized over the shorter of the lease term or estimated useful life.

Depreciation expense for the years ended December 31, 2018, 2017, and 2016 was $0.6 million,  $0.3 million, and $0.1 million, respectively.

5.  Intangible Assets, Net

Intangible assets primarily consist of a license to utilize certain patents, know-how and technology relating to the Company’s NPS for biomedical applications acquired from Old Dominion University Research Foundation (“ODURF”), Eastern Virginia Medical School, and the University of Southern California. In addition, the Company entered into a Sponsored Research Agreement with Old Dominion University’s Frank Reidy Research Center for Bioelectrics, a leading research organization in the field, which includes certain intellectual property rights arising from the research.

Intangible assets, net consisted of the following (in thousands):

	December 31,
	2018	2017
Acquired patents and licenses	$7,985	$7,985
Less: Accumulated amortization	(2,772)	(2,107)
	$5,213	$5,878

A  schedule of the amortization of intangible assets for the five years ending December 31, 2019 through 2023 and thereafter is as follows (in thousands):

Year Ending December 31:
2019	$665
2020	665
2021	665
2022	665
2023	665
Thereafter	1,888
$5,213

6.  Goodwill

In 2014, the Company acquired three companies (the “acquisitions”) for aggregate consideration of $5.5 million. In accordance with ASC Topic 805, Business Combinations, the Company recorded goodwill of $2.8 million in connection with the acquisitions as the consideration paid exceeded the fair value of the net tangible assets and the intangible assets acquired.

The Company reviews goodwill for impairment at least annually or whenever changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Based on the Company’s annual impairment test as of December 31, 2018, 2017 and 2016, the Company determined that no impairment of goodwill existed, and was not aware of any indicators of impairment at such date.

7.  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2018	2017
Compensation expense	$938	$685
Accrued clinical	156	21
Professional fees	274	211
Supplies	53	65
Other	—	52
	$1,421	$1,034

8.  Stockholders’ Equity and Stock-Based Compensation

Preferred Stock

The Company has authorized a total of 50,000,000 shares of preferred stock, par value $0.001 per share, none of which were outstanding at December 31, 2018 and 2017. The Company’s Board of Directors has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, without any further vote or action by the Company’s stockholders.

Common Stock

The Company has authorized a total of 500,000,000 shares of common stock, par value $0.001 per share.

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

Private Placements

During February 2017, the Company entered into a securities purchase agreement, pursuant to which the Company, in a private placement, issued and sold an aggregate of 819,673 shares of the Company’s common stock, par value $0.001 per share, at a price per share of $6.10, for net proceeds of approximately $5.0 million.

During September 2017, the Company entered into a securities purchase agreement with an existing investor, pursuant to which the Company, in a private placement, issued and sold an aggregate of 2,000,000 shares of the Company’s common stock, par value $0.001 per share, at a price per share of $15.02, for net proceeds of approximately $29.9 million.

Rights Offering

On October 25, 2018, the Company commenced a rights offering pursuant to which stockholders of record as of November 19, 2018, were issued, at no charge, one subscription right for each share of common stock then outstanding. Each right entitled the holder to purchase 0.19860755 share of the Company’s common stock for $12.57 per share (the “Rights Offering”).

Stockholders who exercised their rights in full were also permitted an over-subscription right to purchase additional shares of common stock that remained unsubscribed at the expiration of the Rights Offering, subject to the availability of shares and a pro rata allocation of shares among persons exercising the oversubscription right.

Upon the closing of the Rights Offering on December 6, 2018, the Rights Offering was oversubscribed. A total of 3,581,148 shares of the Company’s common stock were issued and sold in the Rights Offering for net proceeds of approximately $44.8 million. Robert W. Duggan, the Company’s Chairman of the Board of Directors and the beneficial owner of approximately 35% of the Company’s outstanding common stock prior to the Rights Offering, participated in the Rights Offering and purchased an aggregate of 3,146,226 shares for an additional investment of approximately $39.5 million.

Common Stock Warrants

In connection with a private placement offering of the Company’s shares of common stock, par value $0.001 per share in 2014, the Company issued warrants as compensation to the placement agent to purchase a total of 299,625 shares of its common stock at a price of $2.67 per share (the “Private Placement Warrants”). The Private Placement Warrants are exercisable for a  period of seven years. As of December 31, 2018, there were a total of 91,876 of Private Placement Warrants outstanding.

In connection with the closing of the Company’s initial public offering in 2016, the Company issued warrants as compensation to its underwriters, as representatives of the underwriters of its initial public offering to purchase a total of 574,985 shares of its common stock at a price of $5.00 per share (“the IPO Warrants”). The IPO Warrants are exercisable for a period of five years. As of December 31, 2018, there were a total of 121,609 of the IPO Warrants outstanding.

A summary of warrant activity for the year ended December 31, 2018 is presented below:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Life (in Years)
Warrants outstanding at December 31, 2017	249,709	$4.14	3.56
Issued	—
Exercised	(36,224)	5.00
Expired/terminated	—
Warrants outstanding and exercisable at December 31, 2018	213,485	$4.00	2.37

During the year ended December 31, 2018, warrants to purchase 36,224 shares of common stock were net exercised, resulting in the issuance of approximately 23,957 shares of common stock.

The intrinsic value of exercisable in-the-money stock warrants was approximately $1.6 million as of December 31, 2018.

Equity Plans

2017 Equity Incentive Plan and 2017 Inducement Equity Incentive Plan

The Board of Directors (the “Board”) of the Company previously adopted, and the Company’s stockholders approved, the Company’s 2017 Equity Incentive Plan (the “2017 Plan”).

The 2017 Plan has a 10-year term, and provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and performance shares to employees, directors and consultants of the Company and any parent or subsidiary of the Company, as the Compensation Committee of the Board may determine. Subject to an annual evergreen increase and adjustment in the case of certain capitalization events, the Company initially reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to awards under the 2017 Plan. In addition, shares remaining available under the Company’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”), and shares reserved but not issued pursuant to outstanding equity awards that expire or terminate without being exercised or that are forfeited or repurchased by the Company will be added to the shares of common stock available for issuance under the 2017 Plan. The 2017 Plan is administered by the Board’s Compensation Committee. Effective January 1, 2019, the number of shares of common stock available under the 2017 Plan increased by 823,716 shares pursuant to the evergreen provision of the 2017 Plan. Pursuant to the 2017 Plan, the 2019 share increase is determined based on the least of (i) 1,200,000 shares, (ii) 4% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. As of December 31, 2018, 539,436 shares of common stock remained available for issuance under the 2017 Plan.

During November 2017, the Board of the Company adopted the 2017 Inducement Equity Incentive Plan (the “Inducement Plan”) and reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan was adopted without stockholder approval.

The Inducement Plan has a 10-year term, and provides for the grant of equity-based awards, including nonstatutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares and performance units, and its terms are substantially similar to the 2017 Plan, including with respect to treatment of equity awards in the event of a “merger” or “change in control” as defined under the Inducement Plan. Options issued under the Inducement Plan may have a term up to ten years and have variable vesting provisions. New hire grants generally vest 25% upon the first anniversary of the grant and 1/48th monthly thereafter, over the subsequent 36 months. Equity-based awards issued under the Inducement Plan are only issuable to individuals not previously engaged as employees or non-employee directors of the Company prior to the Inducement Plan’s adoption date. As of December 31, 2018,  541,625 shares of common stock were available for issuance under the Inducement Plan.

2017 Employee Stock Purchase Plan

The Board previously adopted and the stockholders approved the Company’s 2017 Employee Stock Purchase Plan (the “2017 ESPP”).

The 2017 ESPP is a broad-based plan that provides employees of the Company and its designated affiliates with the opportunity to become stockholders through periodic payroll deductions that are applied towards the purchase of Company common shares at a discount from the then-current market price. Subject to adjustment in the case of certain capitalization events, a total of 250,000 common shares of the Company were available for purchase at adoption of the 2017 ESPP. In January 2019,  the Board determined not to increase the number of shares of common stock available under the 2017 ESPP pursuant to the evergreen provision of the 2017 ESPP. Pursuant to the 2017 ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 450,000 shares, (ii) 1.5% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. During the year ended December 31, 2018, the Company issued 23,869 shares of common stock under the 2017 ESPP. As of December 31, 2018, 478,474 shares of common stock remained available for issuance under the 2017 ESPP.

A summary of stock option activity under the 2015 Plan, 2017 Plan and Inducement Plan for the year ended

December 31, 2018 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Life (in Years)
Balances - December 31, 2017	2,598,659	$16.88	8.2
Options granted	657,375	15.18
Options exercised	(144,508)	3.44
Options canceled	(147,839)	19.04
Options expired	(7,000)	19.99
Balances - December 31, 2018	2,956,687	$17.04	7.6
Stock options exercisable at December 31, 2018	1,513,617	$15.70	6.6

The exercise prices of stock options outstanding and exercisable are as follows at December 31, 2018:

Options Outstanding				Options Exercisable
		Weighted average
	Number	remaining contractual	Weighted average	Number	Weighted average
Exercise Price	outstanding	life (in years)	exercise price	vested	exercise price
$2.67 - $4.28	732,842	6.0	$ 3.84	579,735	$ 3.79
$4.67 - $7.55	218,359	7.7	5.27	105,633	5.42
$11.00 - $16.52	471,375	9.6	13.49	53,634	14.71
$19.35 - $30.99	1,534,111	7.7	26.12	774,615	26.08
	2,956,687	7.6	$ 17.04	1,513,617	$ 15.70

The tables above exclude 42,500 performance stock options granted during the year ended December 31, 2018 for which the performance criteria had not been established as of December 31, 2018.

The intrinsic value of stock options exercised during the year ended December 31, 2018, 2017 and 2016 was $1.8 million, $3.8 million, and $0, respectively.

The fair value of employee stock options was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

	Year Ended December 31,
	2018	2017	2016
Expected term in years	5.3 - 6.1	0.4 - 6.1	6.1
Expected volatility	70%	70% - 90%	80%
Risk-free interest rate	2.6 - 3.0%	1.0% - 2.2%	1.2% - 1.5%
Dividend yield	—	—	—

The fair value of the stock options granted to employees and directors during the years ended December 31, 2018, 2017 and 2016, calculated pursuant to the Black-Scholes option-pricing model, was $6.4 million, $26.8 million,  and $1.2 million, respectively.

The fair value of ESPP was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

	Year Ended December 31,
	2018	2017	2016
Expected term in years	0.5 - 1.0	0.5 - 1.3	—
Expected volatility	70%	95%	—
Risk-free interest rate	1.9% - 2.5%	1.1% - 1.2%	—
Dividend yield	—	—	—

Total stock-based compensation expense consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
General and administrative	$9,004	$9,136	$674
Research and development	3,334	1,790	196
Total stock-based compensation expense	$12,338	$10,926	$870

The fair value of restricted stock unit (“RSUs”) awards is determined based on the number of units granted and the closing price of the Company’s common stock as of the grant date.  The estimated fair value of RSUs is recognized on a straight-line basis over the requisite service period. During 2017, the Company granted 160,974 RSUs all of which vested pursuant to which no shares were issued, during June 2018.  Additional paid in capital was reduced by $0.1 million for tax payments related to shares withheld in connection with the vesting of the RSUs. The stock-based compensation expense related to these RSUs was approximately $2.1 million and $2.9 million during the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, there was no unrecognized compensation expense related to these RSUs.

During the year ended December 31, 2017, the Company granted 68,800 RSUs to certain employees which vest 50% on June 1, 2019 with the remaining 50% vesting on June 1, 2021. In the event of a change in control, these RSUs vest 100%. The stock-based compensation expense recorded in 2018 and 2017 related to these RSUs was approximately $0.4 million and $0.1 million, respectively. As of December 31, 2018, there was $0.9 million of unrecognized compensation expense related to these RSUs.

During November 2017, the Board of Directors of the Company accepted resignations of certain members of its board of directors resulting in the full vesting of their outstanding equity awards. This resulted in the Company recording an additional $1.2 million of stock-based compensation expense for the year ended December 31, 2017.

At December 31, 2018, there was $17.1 million of unrecognized compensation cost related to unvested stock-based compensation arrangements, which is expected to be recognized over a weighted average period of 2.3 years.

9.  Research Grants and Agreements

Sponsored Research Agreement

The Company entered into a Sponsored Research Agreement (“SRA”) with Old Dominion University Research Foundation (“ODURF”) during 2014 pursuant to which the Company sponsors research activities performed by ODURF’s Frank Reidy Center. ODURF is compensated by the Company for its conduct of each study in accordance with the budget and payment terms set forth in the applicable task order. During the years ended December 31, 2018, 2017 and 2016, the Company agreed to sponsor $0.8 million, $0.7 million and $1.0 million, respectively, in research during the subsequent 12-month period to be funded through monthly payments made upon ODURF certifying, to the Company’s reasonable satisfaction, that ODURF has met its obligations pursuant to the specified task order and statement of work. The principal investigator may transfer funds with the budget as needed without the Company’s approval so long as the obligations of ODURF under the task order and statement of work remain unchanged and unimpaired. As of December 31, 2018,  $0.6 million remained payable under this research agreement.

In addition, during the year ended December 31, 2017, the Company agreed to provide $0.3 million in research funding to researchers affiliated with ODURF and Eastern Virginia Medical School matching funds made available to those researchers by the Virginia Biosciences Health Research Corporation. The Company’s sponsorship affords access to certain intellectual property, if any, developed during the project. As of December 31, 2018, there was approximately $0.1 million remained payable under this agreement.

During the years ended December 31, 2018, 2017 and 2016, the Company incurred costs relating to the SRA equal to $0.7 million, $0.8 million and $0.9 million, respectively.

10. Income Taxes

The income tax provision for the years ended December 31, 2018 and 2017 was $0 and $0, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at December 31, 2018 and 2017 are summarized below (in thousands):

	December 31,
	2018	2017
Temporary differences	$111	$36
Credits	5,330	1,536
Stock compensation	2,630	3,067
Net operating loss carryforwards	15,365	7,715
Total deferred tax assets before valuation allowance	23,436	12,354
Valuation allowance	(22,696)	(11,491)
Total deferred tax assets after valuation allowance	740	863
Technology deferred tax liability	(740)	(863)
Net deferred tax assets	$—	$—

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. At December 31, 2018 and 2017, management was unable to determine that it was more likely than not that the Company’s deferred tax assets will be realized, and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

The Company’s effective tax rate is different from the federal statutory tax rate of 21% due primarily to net losses that receive no tax benefit as a result of a valuation allowance recorded for such losses.

Presented below is the reconcilement of the difference between the tax rate computed by applying the U.S. federal statutory tax rate and the effective tax rate for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
U.S. federal statutory tax rate	(21.0)%	(35.0)%	(35.0)%
Valuation allowance	28.0	23.0	42.0
Tax reform	(2.0)	18.0	—
Permanent differences	2.0	1.0	2.0
State tax benefit and other	(7.0)	(7.0)	(9.0)
Effective tax rate	—%	—%	—%

At December 31, 2018, the Company had federal and California state net operating loss carryforwards of approximately $51.6 million and $51.0 million, respectively. The federal and state net operating loss carryforwards will begin to expire after 2034. At December 31, 2018, the Company had approximately $1.4 million and $1.2 million of federal and California R&D credits, respectively. The federal R&D credits begin to expire after 2035 and the California R&D credits have an indefinite carryforward period.

These net operating loss carryforward and research and development credits amounts have full valuation allowances against them due to the remoteness of their expected utilization.

The Company’s activity related to unrecognized tax benefits are summarized below (in thousands):

	December 31,
	2018	2017
Balance at the beginning of the year	$512	$213
Gross increases - tax positions in prior periods	—	37
Gross decreases - tax positions in prior periods	—	—
Gross increases - tax position in current period	365	262
Settlements	—	—
Lapses in statutes of limitations	—	—
Balance at the end of the year	$877	$512

Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipate any significant changes to unrecognized tax benefits over the next twelve months. During the years ended December 31, 2018, 2017 and 2016,  no interest or penalties were required to be recognized related to unrecognized tax benefits. Although the Company is not under examination, the tax years for 2014 and forward are subject to examination by United States tax authorities.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law and the new legistration contains several key tax provisions that affected the Company, including a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. The Company is required to recognize the effect of the tax law changes in the period of enactment, such as remeasuring the Company’s U.S. deferred tax assets and liabilities as well as reassessing the net realizability of the Company’s deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As a result, the Company previously provided a provisional estimate of the effect of the Tax Act in our financial statements.

The key impact of the Tax Act on the Company’s financial statement for the year ended December 31, 2017, was the re-measurement of deferred tax balances to the new corporate tax rate. In order to calculate the effects of the new corporate tax rate on the Compnay’s deferred tax balances, ASC 740 “Income Taxes” (“ASC 740”) required the re-measurement of the Company’s deferred tax balances as of the enactment date of the Tax Act, based on the rates at which the balances are expected to reverse in the future. The re-measurement of the Company’s deferred tax balances resulted in a net reduction in deferred tax assets of $4.7 million offset with a corresponding adjustment to the valuation allowance. In the fourth quarter of 2018, the Company completed its analysis to determine the effect of the Tax Act and recorded no adjustments as of December 31, 2018.

The Company performed a formal analysis of the availability of these operating loss carryforwards at December 31, 2017 under Internal Revenue Code Sections 382 and 383, and management expects that the Company’s ability to use its net operating loss carryforwards may be limited in future periods.

11.  Related Party Transactions

Kenneth A. Clark, a director of the Company since November 2017, is a member of the law firm of Wilson Sonsini Goodrich and Rosati (“WSGR”), which is also serves as the outside corporate counsel to the Company. During the years ended December 31, 2018 and 2017, the Company incurred expenses reported in general and administrative expenses in the consolidated statement of operations for legal services rendered by WSGR totaling approximately $1.2 million and $0.7 million, respectively.  During the year ended December 31, 2018, the Company capitalized approximately $0.1 million for legal expenses incurred in connection with the rights offering (Note 8).

During December 2018, the Company completed a rights offering pursuant to which it sold an aggregate of 3,581,148 shares of its common stock, par value $0.001 per share, at a price per share of $12.57, for net proceeds of approximately $44.8 million. At the time of transaction, Robert W. Duggan, the Company’s Chairman of the Board of Directors and the

beneficial owner of approximately 35% of the Company’s then outstanding common stock prior to the rights offering. After giving effect to the rights offering, Mr. Duggan was the beneficial owner or approximately 44% of the Company’s outstanding stock as of December 31, 2018.

MDB Capital Group, LLC (“MDB”) provided investment banking, executive recruiting and intellectual property management services to the Company. The Company’s former Chairman of the Board, Robert Levande, was a Senior Managing Director of MDB throughout his tenure on the Company’s Board. During the year ended December 31, 2016, the Company incurred $0.1 million for services rendered by MDB with respect to intellectual property management. The Company did not incur any amounts for intellectual property management services by MDB during the years ended December 31, 2017 or 2018.

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

In January 2017, the Company entered into a new lease agreement for premises consisting of approximately 15,700 rentable square feet located in Hayward, California. The lease commenced on July 1, 2017 and expires in August 2022, with an option to extend the lease term for an additional five years.  Under the terms of the lease agreement, the landlord provided an allowance for tenant improvements in the amount of $2.1 million, which was recorded as deferred rent at the inception of the lease term. Rent expense associated with the future minimum lease payment is reduced by amortization of tenant improvement allowance over the life of the lease. An offsetting amount was recorded as leasehold improvement at the inception of the lease term. Leasehold improvements are depreciated over the lease term.

During the years ended December 31, 2018, 2017 and 2016, rent expense, including common area maintenance charges, was $0.2 million, $0.3 million and $0.2 million, respectively.

Future minimum lease payments under the non-cancelable operating leases as of December 31, 2018 are as follows (in thousands):

Year Ending December 31:
2019	$536
2020	554
2021	574
2022	392
Thereafter	—
$2,056

Indemnification

The Company and certain directors have received subpoenas from the Securities and Exchange Commission requesting documents and other information in connection with an investigation into trading in the Company’s stock in advance of the Company’s September 2017 private placement equity financing. The Company and its directors have cooperated with the investigation.

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

13.  Employee Benefit Plans

The Company sponsors a defined contribution plan under which it may make discretionary contributions. The Company did not make any employer matching contributions to this plan during the years ended December 31, 2018, 2017 and 2016.

14.  Selected Quarterly Financial Data (Unaudited)

During the quarters ended March 31, June 30 and September 30, 2017, patent legal costs of $0.1 million,  $0.2 million and $0.3 million, respectively, were reclassified from research and development costs to general and administrative costs. These changes did not impact loss from operations or net loss. The selected financial data below has been adjusted for such reclassifications.

The following table provides the selected quarterly financial data for the years ended December 31, 2018 and 2017 (in thousands, except per share data):

	Quarter Ended
	2018				2017
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
Revenue	$—	$—	$—	$—	$—	$—	$—	$—
Operating expenses:
General and administrative	3,814	5,675	5,173	5,383	5,801	4,434	3,924	1,344
Research and development	5,080	5,038	3,960	3,175	2,864	2,925	2,130	1,727
Amortization of intangible assets	166	166	167	166	166	166	167	166
Total operating expenses	9,060	10,879	9,300	8,724	8,831	7,525	6,221	3,237
Other income (expense):
Interest income	135	118	137	56	128	39	41	39
Other expense	(28)	—	—	—	—	—	—	—
Total other income (expense)	107	118	137	56	128	39	41	39
Loss from operations, before income taxes	(8,953)	(10,761)	(9,163)	(8,668)	(8,703)	(7,486)	(6,180)	(3,198)
Income tax benefit	—	—	—	—	—	—	—	—
Net loss	(8,953)	(10,761)	(9,163)	(8,668)	(8,703)	(7,486)	(6,180)	(3,198)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net of tax:	2	(3)	3	48	(49)	4	3	(2)
Comprehensive loss	$(8,951)	$(10,764)	$(9,160)	$(8,620)	$(8,752)	$(7,482)	$(6,177)	$(3,200)
Net loss per share
Basic and diluted net loss per share	$(0.51)	$(0.64)	$(0.54)	$(0.51)	$(0.53)	$(0.52)	$(0.43)	$(0.23)
Weighted average shares used to compute net loss per common share — basic and diluted	17,656	16,927	16,881	16,842	16,574	14,381	14,233	13,803

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 6, 2018, our Audit Committee approved the selection of Deloitte & Touche LLP (“Deloitte”) to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2018. There have been no disagreements with our former accountants on accounting and financial disclosure. For further information, please refer to form 8-K filed with the SEC on April 11, 2018.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2018, identified in connection with the evaluation required by Rule 13a‑15(d) and 15d‑15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholder to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

(b) The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit		Incorporation by Reference
Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Plan of Conversion of Pulse Biosciences, Inc.	8-K12B	001-37744	2.1	June 18, 2018
3.1	Articles of Conversion	8-K12B	001-37744	3.1	June 18, 2018
3.2	Certificate of Conversion	8-K12B	001-37744	3.2	June 18, 2018
3.3	Certificate of Incorporation of Pulse Biosciences, Inc.	8-K12B	001-37744	3.3	June 18, 2018
3.4	Bylaws of Pulse Biosciences, Inc.	8-K12B	001-37744	3.4	June 18, 2018
4.1	Specimen Common Stock Certificate	8-K12B	001-37744	4.1	June 18, 2018
4.2	Form of Warrant dated November 9, 2014 issued to MDB Capital Group, LLC	S-1	333-208694	4.2	December 22, 2015
4.3	Form of Underwriters' Warrant	S-1	333-208694	4.3	March 28, 2016
4.4	Form of Registration Rights Agreement dated November 6, 2014, among the purchasers of common stock and the Registrant	S-1	333-208694	10.6	December 22, 2015
4.5	Form of Registration Rights Agreement dated November 6, 2014, among the holders of placement warrants and the Registrant	S-1	333-208694	10.7	December 22, 2015
10.1	Lease for facilities at 3955 Point Eden Way, Hayward, California, dated January 26, 2017	10-K	001-34899	10.1	March 20, 2017
10.2#	License Agreement among Old Dominion University Research Foundation, Eastern Virginia Medical School and the Registrant	S-1	333-208694	10.12	May 3, 2016
10.3	Amendments No. 1 to License Agreement among Old Dominion University Research Foundation, Eastern Virginia Medical School and the Registrant	S-1	333-208694	10.13	March 7, 2016
10.4#	License Agreement among University of Southern California, The Alfred Mann Institute and the Registrant	S-1	333-208694	10.14	May 3, 2016
10.5#	Amendment No. 1 to the License Agreement among University of Southern California, The Alfred Mann Institute and the Registrant	S-1	333-208694	10.15	May 3, 2016
10.6	Securities Purchase Agreement, dated February 7, 2017, by and between Pulse Biosciences, Inc. and certain purchasers	8-K	001-37744	10.1	February 10, 2017
10.7	Securities Purchase Agreement, dated September 24, 2017, by and between Pulse Biosciences, Inc. and certain purchasers	8-K	001-37744	10.1	September 25, 2017
10.8+	2015 Stock Incentive Plan	S-1	333-208694	10.2	December 22, 2015
10.9+	2017 Inducement Equity Incentive Plan and forms of agreements thereunder	8-K	001-37744	10.1	November 28, 2017
10.10+	2017 Equity Incentive Plan and forms of agreements thereunder	8-K	001-37744	10.1	May 19, 2017
10.11+	2017 Employee Stock Purchase Plan and forms of agreements thereunder	8-K	001-37744	10.2	May 19, 2017
10.12+	Form of Director Option Agreement, not issued under the 2015 Stock Incentive Plan	S-1	333-208694	10.3	December 22, 2015
10.13+	Executive Employment Agreement between Darrin R. Uecker and the Registrant	S-1	333-208694	10.9	December 22, 2015
10.14+	Amendment to Employment Agreement between Darrin R. Uecker and Pulse Biosciences, Inc. dated October 5, 2016	8-K	001-37744	10.1	October 11, 2016
10.15+	Executive Employment Agreement between Brian B. Dow and the Registrant	S-1	333-208694	10.14	December 22, 2015
10.16+	Form of At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement for Employees	S-1	333-208694	10.10	December 22, 2015
10.17	Commitment Letter dated October 26, 2018 from Robert W. Duggan	10-Q	001-37744	10.1	November 1, 2018
10.17*+	Executive Employment Agreement between Ed Ebbers and the Registrant
10.18	Form of Indemnification Agreement	8-K12B	001-37744	10.1	June 18, 2018
16.1	Letter from Gumbiner Savett Inc. to the Securities and Exchange Commission dated April 6, 2018	8-K	001-37744	16.1	April 11, 2018
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm.
23.2*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

PULSE BIOSCIENCES, INC.

Date: March 14, 2019	By:	/s/ Brian B. Dow
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

Signature	Title	Date
/s/ Darrin R. Uecker Darrin R. Uecker	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2019

/s/ Brian B. Dow Brian B. Dow	Chief Financial Officer, Senior Vice President of Finance and Administration, Secretary and Treasurer (Principal Financial and Principal Accounting Officer)	March 14, 2019

/s/ Robert W. Duggan Robert W. Duggan	Chairman of the Board of Directors	March 14, 2019

/s/ Kenneth A. Clark Kenneth A. Clark	Director	March 14, 2019

/s/ Thomas J. Fogarty, M.D. Thomas J. Fogarty, M.D.	Director	March 14, 2019

/s/ Manmeet S. Soni Manmeet S. Soni	Director	March 14, 2019

/s/ Mahkam Zanganeh Mahkam Zanganeh	Director	March 14, 2019