Form 10-Q
period 2019-03-31
Pulse Biosciences, Inc.
filed 2019-05-03
CIK 1625101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

Form 10-Q

___________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	PLSE	The Nasdaq Stock Market

Number of shares outstanding of the issuer’s common stock as of April 29, 2019:  20,710,406

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PULSE BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands except par value amounts)	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$8,536	$51,103
Investments	44,265	8,480
Prepaid expenses and other current assets	550	779
Total current assets	53,351	60,362

Property and equipment, net	2,056	2,173
Intangible assets, net	5,046	5,213
Goodwill	2,791	2,791
Other asset	208	101
Total assets	$63,452	$70,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,200	$1,272
Accrued expenses	1,519	1,421
Deferred rent, current	—	415
Lease liability, current	396	—
Total current liabilities	3,115	3,108

Deferred rent, less current	—	1,198
Lease liability, less current	1,223	—
Total liabilities	4,338	4,306

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized – 50,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value: authorized – 500,000 shares; issued and outstanding – 20,710 shares and 20,593 shares at March 31, 2019 and December 31, 2018, respectively	21	21
Additional paid-in capital	144,887	142,032
Accumulated other comprehensive income (loss)	2	(1)
Accumulated deficit	(85,796)	(75,718)
Total stockholders’ equity	59,114	66,334
Total liabilities and stockholders’ equity	$63,452	$70,640

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three-Month Periods Ended
	March 31,
(in thousands, except per share amounts)	2019	2018
Revenue	$—	$—
Operating expenses:
General and administrative	4,401	5,383
Research and development	5,842	3,175
Amortization of intangible assets	167	166
Total operating expenses	10,410	8,724
Other income:
Interest income	332	56
Total other income	332	56
Net loss	(10,078)	(8,668)
Other comprehensive loss:
Unrealized gain on available-for-sale securities	3	48
Comprehensive loss	$(10,075)	$(8,620)
Net loss per share:
Basic and diluted net loss per share	$(0.49)	$(0.51)
Weighted average shares used to compute net loss per common share — basic and diluted	20,679	16,842

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three-Month Periods Ended
	March 31,
(in thousands)	2019	2018
Cash flows from operating activities:
Net loss	$(10,078)	$(8,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	162	153
Amortization of intangible assets	167	166
Stock-based compensation	2,361	3,420
Net premium amortization and discount on available-for-sale securities	(96)	(10)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	229	44
Other long-term assets	(107)	—
Accounts payable	(72)	162
Accrued expenses	98	(188)
Other current and long-term liabilities	6	(97)
Net cash used in operating activities	(7,330)	(5,018)
Cash flows from investing activities:
Purchases of property and equipment	(45)	(34)
Purchases of investments	(44,186)	(19,157)
Maturities of investments	8,500	6,315
Sales of investments	—	24,875
Net cash provided by (used) in investing activities	(35,731)	11,999
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	272	188
Proceeds from exercises of stock options	222	112
Net cash provided by financing activities	494	300
Net increase (decrease) in cash	(42,567)	7,281
Cash and cash equivalents at beginning of period	51,103	3,386
Cash and cash equivalents at end of period	$8,536	$10,667

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gains on available-for-sale securities	$3	$48

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
(in thousands, except per share amount)	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2018	20,593	$21	$142,032	$(1)	$(75,718)	$66,334
Issuance of shares upon exercise of stock options	99	—	272	—	—	272
Issuance of shares under employee stock purchase plan	18	—	222	—	—	222
Stock-based compensation expense	—	—	2,361	—	—	2,361
Unrealized gain on available-for-sale securities	—	—	—	3	—	3
Net loss	—	—	—	—	(10,078)	(10,078)
Balance, March 31, 2019	20,710	$21	144,887	$2	$(85,796)	$59,114

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
(in thousands, except per share amount)	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2017	16,819	$17	$84,202	$(51)	$(38,173)	$45,995
Issuance of shares upon exercise of stock options	38	—	112	—	—	112
Issuance of shares under employee stock purchase plan	12	—	188	—	—	188
Stock-based compensation expense	—	—	3,420	—	—	3,420
Unrealized gain on available-for-sale securities	—	—	—	48	—	48
Net loss	—	—	—	—	(8,668)	(8,668)
Balance, March 31, 2018	16,869	$17	$87,922	$(3)	$(46,841)	$41,095

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

1.  Description of the Business

Pulse Biosciences, Inc., is a bioelectric medicine company pursuing commercial introduction of its proprietary CellFX™ System utilizing the Company’s proprietary Nano-Pulse Stimulation™ (NPS™) platform technology. The Company’s NPS technology provides a novel, precise, non-thermal cellular treatment technology delivering nanosecond pulses of high amplitude electrical energy that clear targeted cells while sparing adjacent non-cellular tissue. The novel characteristics of the Company’s NPS mechanism of action has the potential to significantly benefit patients across multiple medical applications, including dermatology, the Company’s first planned commercial application.

The Company was incorporated in Nevada on May 19, 2014. On June 18, 2018, the Company reincorporated from the State of Nevada to the State of Delaware. The Company’s headquarters and research facility are located in Hayward, California.

The Company’s activities are subject to significant risks and uncertainties, including the need for additional capital. The Company has not yet commenced revenue-generating operations, does not have cash flows from operations, and will need to raise additional capital to finance its operations. There can be no assurances that the Company will be able to obtain additional financing on acceptable terms and in the amounts necessary to fully fund its operating requirements.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (“Financial Statements”) have been prepared on a basis consistent with the Company’s December 31, 2018 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The Financial Statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission and, as permitted by such rules and regulations, omit certain information and footnote disclosures necessary to present the financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The condensed consolidated balance sheet as of December 31, 2018 was derived from the audited consolidated financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three-month period ended March 31, 2019 are not necessarily indicative of the results to be expected for the entire year or any future periods.

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

Recently Adopted Accounting Pronouncement

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“Topic 842”), which amended prior accounting standards for leases. The Company adopted Topic 842 on January 1, 2019, using the transition method per ASU No. 2018-11 issued on July 2018 wherein entities were allowed to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Accordingly, all periods prior to January 1, 2019 were presented in accordance with the previous ASC 840, Leases, and no retrospective adjustments were made to the comparative periods presented. The adoption of ASC 842 resulted in an increase to total assets and liabilities due to the recording of operating lease right-of-use assets (“ROU”) presented within other assets and operating lease liabilities of approximately $0.1 million as of January 1, 2019.  The adoption did not materially impact the Company’s Consolidated Statement of Stockholders’ Equity or Cash Flows.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three-month period ended March 31, 2019, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, except for the adoption of ASU No. 2016-02, Leases, as of January 1, 2019.

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Pulse Biosciences and its wholly-owned subsidiaries. Intercompany balances and transactions, if any, have been eliminated in consolidation.

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

The following outstanding stock options, warrants and restricted stock units were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three-Month Periods Ended
	March 31,
	2019	2018
Common stock warrants	213,485	249,709
Common stock options	2,871,770	2,598,754
Restricted stock units	222,606	229,774
Total	3,307,861	3,078,237

Reclassification

Certain items in prior period financial statements have been reclassified to conform to the presentation in the current period financial statements. Such reclassifications did not impact the Company's previously reported net loss or financial position.

3.  Fair Value of Financial Instruments

The authoritative guidance with respect to fair value established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value of financial instruments into three levels, and requires that assets and liabilities carried at fair value be classified and disclosed in one of three categories, as presented below.

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

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis as of March 31, 2019 and December 31, 2018, respectively (in thousands):

		March 31, 2019				December 31, 2018
Assets	Classification	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$7,773	—	—	$7,773	$50,703	$—	$—	$50,703
U.S. Treasury Securities	Investments	—	44,265	—	44,265	—	8,480	—	8,480
Total assets measured at fair value		$7,773	$44,265	$—	$52,038	$50,703	$8,480	$—	$59,183

The Company did not have any financial liabilities measured on a recurring basis as of March 31, 2019 or December 31, 2018.

During the three-month period ended March 31, 2019, there were no transfers between Level 1, Level 2 or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

4.  Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Leasehold improvements	$2,248	$2,248
Laboratory equipment	589	518
Furniture, fixtures, and equipment	256	248
Software	117	118
Construction in progress	—	33
	3,210	3,165
Less: Accumulated depreciation	(1,154)	(992)
	$2,056	$2,173

Depreciation expense was $0.2 million and $0.2 million for the three-month periods ended March 31, 2019 and 2018, respectively.

5.  Intangible Assets, Net

Intangible assets primarily consist of acquired licenses to utilize certain patents, know-how and technology relating to the Company’s NPS for biomedical applications acquired from Old Dominion University Research Foundation (“ODURF”), Eastern Virginia Medical School, and the University of Southern California. In addition, the Company entered into a Sponsored Research Agreement with Old Dominion University’s Frank Reidy Research Center for Bioelectrics, which includes certain intellectual property rights arising from the research. The Company is amortizing the intangible assets over an estimated useful life of 12 years.

Intangible assets, net consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Acquired patents and licenses	$7,985	$7,985
Less: Accumulated amortization	(2,939)	(2,772)
	$5,046	$5,213

A schedule of the amortization of intangible assets for the remainder of 2019 and the succeeding five fiscal years and thereafter is as follows (in thousands):

Year Ending December 31:
2019 (remaining 9 months)	$499
2020	665
2021	665
2022	665
2023	665
2024	665
Thereafter	1,222
$5,046

6.  Goodwill

During 2014, the Company acquired three companies (the “acquisitions”) for aggregate consideration of $5.5 million. In accordance with ASC Topic 805, Business Combinations, the Company recorded goodwill of $2.8 million in connection with the acquisitions as the consideration paid exceeded the fair value of the net tangible assets and the intangible assets acquired.

The Company reviews goodwill for impairment at least annually or whenever changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Based on the Company’s annual impairment test as of December 31, 2018 the Company determined that no impairment of goodwill existed and was not aware of any indicators of impairment at such date. In addition, there were no indicators of impairment at March 31, 2019.

7.  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Compensation expense	$672	$938
Accrued clinical	429	156
Professional fees	315	274
Supplies	28	53
Other	75	—
	$1,519	$1,421

8.  Stockholders’ Equity and Stock-Based Compensation

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

Common Stock Warrants

In connection with a private placement offering of the Company’s common stock, par value $0.001 per share in 2014, the Company issued warrants as compensation to the placement agent to purchase a total of 299,625 shares of its common stock at a price of $2.67 per share (the “Private Placement Warrants”).  The Private Placement Warrants are exercisable for a  period of seven years. As of March 31, 2019, there were a total of 91,876 Private Placement Warrants outstanding.  In connection with the closing of the Company’s initial public offering in 2016, the Company issued warrants as compensation to its underwriters to purchase a total of 574,985 shares of its common stock at a price of $5.00 per share (“the IPO Warrants”). The IPO Warrants are exercisable for a period of five years. As of March 31, 2019, there were a total of 121,609 of the IPO Warrants outstanding.

Equity Plans

2017 Equity Incentive Plan and 2017 Inducement Equity Incentive Plan

The Board of Directors of the Company (the “Board”) previously adopted, and the Company’s stockholders approved, the Company’s 2017 Equity Incentive Plan (the “2017 Plan”).

The 2017 Plan has a 10-year term, and provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and performance shares to employees, directors and consultants of the Company and any parent or subsidiary of the Company, as the Compensation Committee of the Board may determine. Subject to an annual evergreen increase and adjustment in the case of certain capitalization events, the Company initially reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to awards under the 2017 Plan. In addition, shares remaining under the Company’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”), and shares reserved but not issued pursuant to outstanding equity awards that expire or terminate without being exercised or that are forfeited or repurchased by the Company will be added to the shares of common stock available for issuance under the 2017 Plan. The 2017 Plan is administered by the Board’s Compensation Committee. Effective January 1, 2019, the Company’s Board authorized an increase in the number of shares of common stock available under the 2017 Plan by 823,716 shares pursuant to the evergreen provision of the 2017 Plan. Pursuant to the 2017 Plan, the 2019 share increase is determined based on the least of (i) 1,200,000 shares, (ii) 4% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. As of March 31, 2019,  1,375,516 shares of common stock were available for issuance under the 2017 Plan.

During November 2017, the Board adopted the 2017 Inducement Equity Incentive Plan (the “Inducement Plan”) and reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan was adopted without stockholder approval.

The Inducement Plan has a 10-year term, and provides for the grant of equity-based awards, including nonstatutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares and performance units, and its terms are substantially similar to the 2017 Plan, including with respect to treatment of equity awards in the event of a “merger” or “change in control” as defined under the Inducement Plan. Options issued under the Inducement Plan may have a term up to ten years and have variable vesting provisions. New hire grants generally vest 25% upon the first anniversary of the grant and 1/48th monthly thereafter, over the subsequent 36 months. Equity-based awards issued under the Inducement Plan are only issuable to individuals not previously engaged as employees or non-employee directors of the Company prior to the Inducement Plan’s adoption date. As of March 31, 2019,  515,250 shares of common stock were available for issuance under the Inducement Plan.

2017 Employee Stock Purchase Plan

The Board previously adopted and the stockholders approved the Company’s 2017 Employee Stock Purchase Plan (the “2017 ESPP”).

The 2017 ESPP is a broad-based plan that provides employees of the Company and its designated affiliates with the opportunity to become stockholders through periodic payroll deductions that are applied towards the purchase of Company common shares at a discount from the then-current market price. Subject to adjustment in the case of certain capitalization events, a total of 250,000 common shares of the Company were available for purchase at adoption of the 2017 ESPP. Pursuant to the 2017 ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 450,000 shares, (ii) 1.5% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. In January 2019, the Board determined not to increase the number of shares of common stock available under the 2017 ESPP pursuant to the evergreen provision of the 2017 ESPP. During the three-month period ended March 31, 2019, the Company issued 18,574 shares of common stock under the 2017 ESPP. As of March 31, 2019,  459,900 shares of common stock were available for issuance under the 2017 ESPP.

A  summary of stock option activity under the 2015 Plan, 2017 Plan and Inducement Plan for the three-months ended March 31, 2019 is presented below:

	Stock Options Outstanding
		Weighted
	Number	average
	of shares	exercise price
Balances — December 31, 2018	2,956,687	$17.04
Options granted	174,303
Options exercised	(98,928)
Options canceled	(9,667)
Options expired	(150,625)
Balances — March 31, 2019	2,871,770	$17.22
Exercisable — March 31, 2019	1,446,422	$16.06

The table above excludes 42,500 performance stock options granted during the year ended December 31, 2018 for which the performance criteria had not been established as of March 31, 2019.

Stock-based Compensation

Total stock-based compensation expense consisted of the following (in thousands):

	Three-Month Periods Ended
	March 31,
	2019	2018
General and administrative	$1,485	$2,699
Research and development	876	721
Total stock-based compensation expense	$2,361	$3,420

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

	Three-Month Periods Ended March 31,
	2019	2018
Expected term in years	0.4 - 6.1	6.1
Expected volatility	70%	70%
Risk-free interest rate	2.4 - 2.7%	2.7%
Dividend yield	—	—

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

	Three-Month Periods Ended March 31,
	2019	2018
Expected term in years	0.5 - 1.0	0.5 - 1.0
Expected volatility	70%	70%
Risk-free interest rate	2.5% - 2.6%	1.9% - 2.1%
Dividend yield	—	—

The fair value of restricted stock unit (“RSUs”) awards is determined based on the number of units granted and the closing price of the Company’s common stock as of the grant date. The estimated fair value of RSUs is recognized on a straight-line basis over the requisite service period. In the three-month period ended June 30, 2017, the Company granted 160,974 RSUs all of which vested pursuant to which no shares were issued, during June 2018. Additional paid in capital was reduced by $0.1 million during 2018 for tax payments related to shares withheld in connection with the vesting of the RSUs. As of March 31, 2019, there was no unrecognized compensation expense related to these RSUs.

During the three-month period ended September 30, 2017, the Company granted 68,800 RSUs to certain employees which vest 50% on June 1, 2019 with the remaining 50% vesting on June 1, 2021. In the event of a change in control, these RSUs vest 100%. The stock-based compensation expense related to these RSUs was approximately $0.1 million and $0.1 million for the three-month periods ended March 31, 2019 and March 31, 2018, respectively.

9.  Research Grants and Agreements

Sponsored Research Agreement

The Company may annually sponsor research activities performed by ODURF’s Frank Reidy Research Center for Bioelectrics. During the year ended December 31, 2018, the Company agreed to sponsor $0.8 million in research during the subsequent 12-month period to be funded through monthly payments made upon ODURF certifying, to the Company’s reasonable satisfaction, that ODURF has met its obligations pursuant to the specified task order and statement of work. The principal investigator may transfer funds with the budget as needed without the Company’s approval so long as the obligations of ODURF under the task order and statement of work remain unchanged and unimpaired. As of March 31, 2019, approximately $0.4 million remained payable under this sponsorship.

In addition, during 2017, the Company agreed to provide $0.3 million in research funding to researchers affiliated with ODURF and Eastern Virginia Medical School matching funds made available to those researchers by the Virginia Biosciences Health Research Corporation. The Company’s sponsorship affords access to certain intellectual property, if any, developed during the project. As of March 31, 2019, approximately $0.1 million remained payable under this sponsorship.

During the three-month periods ended March 31, 2019 and 2018, the Company paid and incurred costs relating to the sponsored research agreements equal to $0.2 million  and $0.3 million, respectively.

10.  Commitments and Contingencies

Operating Leases

During January 2017, the Company entered into a new lease agreement for premises consisting of approximately 15,700 rentable square feet located in Hayward, California. The lease commenced on July 1, 2017 and expires in August 2022, with an option to extend the lease term for an additional five years.

The Company adopted Topic 842 on January 1, 2019, using the transition method per ASU No. 2018-11 issued on July 2018 wherein entities were allowed to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Accordingly, all periods prior to January 1, 2019 were presented in accordance with the previous ASC 840, Leases, and no retrospective adjustments were made to the comparative periods presented. The adoption of ASC 842 resulted in an increase to total assets and liabilities due to the recording of operating lease right-of-use assets (“ROU”) presented within other assets and operating lease liabilities of approximately $0.1 million as of January 1, 2019. Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's right-of-use assets and related lease liabilities were as follows:

Cash paid for operating lease liabilities	$132
Right-of-use assets recognized in exchange for new lease obligations	107

Current operating lease liabilities	396
Non-current operating lease liabilities	1,223
Total lease liabilities	$1,619

Weighted average remaining lease term	3.42 years
Weighted average discount rate	10%

Maturities of lease liabilities as of March 31, 2019 were as follows (in thousands):

Year Ending December 31:
2019 (remaining 9 months)	$404
2020	554
2021	574
2022	392
Total lease payments	1,924
Less imputed interest	(305)
Total operating lease liabilities	$1,619

During the three-month periods ended March 31, 2019 and 2018, rent expense, including common area maintenance charges, was approximately $59,000 and $57,000, respectively.

Legal Proceedings

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

11.   Related Party Transactions

Kenneth A. Clark, a director of the Company since November 2017, is a member of the law firm of Wilson Sonsini Goodrich and Rosati (“WSGR”), which also serves as the outside corporate counsel to the Company. During the three-month periods ended March 31, 2019 and 2018, the Company incurred expenses reported in general and administrative expenses in the consolidated statement of operations for legal services rendered by WSGR totaling approximately $0.2 million and $0.3 million, respectively.

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

Overview

We are a bioelectric medicine company pursuing commercial introduction of our proprietary CellFX™ System utilizing our patented Nano-Pulse Stimulation™ (NPS™) platform technology. With our proprietary NPS technology, we can deliver nano-second pulses of high amplitude electrical energy to non-thermally clear targeted cells while sparing adjacent non-cellular tissue. The cell-specific effect of our NPS technology has been demonstrated through a series of clinical trials. In addition, early pre-clinical evidence suggests that the NPS technology may have future applications in immuno-oncology by demonstrating an ability to induce immunogenic cell death. We are currently conducting research and development activities in pursuit of commercial applications for our NPS technology, but we have not yet commercialized or recognized revenue from our technology.

Plan of Operation

We intend to commercialize novel, proprietary, and differentiated products that have the potential to significantly improve patient outcomes in the markets we intend to serve. To achieve this plan, we intend to:

•

Demonstrate the unique benefits of our proprietary CellFX System and its unique mechanism of action across a number of compelling indications. The CellFX System is the only tunable nanosecond pulsed energy system designed for use in human medicine of which we are aware. Our proprietary CellFX System allows for the adjustment of four key pulsing parameters: pulse duration, pulse amplitude, pulse frequency, and the number of pulses, depending on the tissue and desired treatment outcome. We have conducted or are conducting several clinical studies, including studies in Seborrheic Keratosis (SK), the most common benign raised pigmented lesion, Sebaceous Hyperplasia (SH), a common but difficult to treat facial lesion, Basal Cell Carcinoma (BCC), the most common form of skin cancer, cutaneous non-genital warts, and acne. We expect to conduct clinical studies on an ongoing basis to continue to demonstrate the value of our CellFX System across a growing list of valuable applications;

•

Commercialize our proprietary CellFX System and applications for its use across a broad array of clinical indications. During February 2019, we submitted a Pre-Market Notification 510(k) to the U.S. Food and Drug Administration (FDA) seeking clearance to commercialize our CellFX System. Our FDA filing requests clearance of the CellFX System for commercial use in common dermatologic procedures to remove general benign lesions including SH and SK.  On April 30, 2019, we received an additional information (AI) letter request from the FDA that, among other things, questioned the appropriateness of our selected predicate device provided in the 510(k). responding to this request is likely to add time and is likely to require additional testing, including clinical trials. In consideration of the above, we are reviewing options and alternatives to pursue clearance for our CellFX System, including the option of making a De Novo Request to the FDA. Pending regulatory clearance, we plan to launch our CellFX System in the United States.

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

There have been no material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K as of and for the year ended December 31, 2018, except for the adoption of the lease accounting standard as of January 1, 2019 as disclosed in Note 2.

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

Results of Operations

Comparison of the three-month periods ended March 31, 2019 and 2018

Our condensed consolidated statements of operations as discussed herein are presented below:

	Three-Month Periods Ended
	March 31,
(in thousands)	2019	2018	$ Change
Revenue	$—	$—	$—
Operating expenses:
General and administrative	4,401	5,383	(982)
Research and development	5,842	3,175	2,667
Amortization of intangible assets	167	166	1
Total operating expenses	10,410	8,724	1,686
Other income:
Interest income	332	56	276
Total other income	332	56	276
Net loss	$(10,078)	$(8,668)	$1,410

Reclassification

Certain items in prior period financial statements have been reclassified to conform to the presentation in the current period financial statements. Such reclassifications did not impact the Company's previously reported net loss or financial position.

General and Administrative

General and administrative expenses consist of compensation and related expenses for executives, finance, legal, human resources, information technology and administrative personnel, professional fees, patent fees and costs, insurance costs and other general corporate expenses. General and administrative expenses decreased by $1.0 million to $4.4 million for the three-month period ended March 31, 2019, from $5.4 million during the same period in 2018 primarily due to $1.2 million of decreased stock-based compensation expenses and $0.2 million of decreased professional and consulting expenses,  partially offset by $0.2 million of increased compensation costs  and $0.1 million of increased corporate insurance costs. Stock-based compensation decreased principally due to timing of vesting of certain awards and options granted.  Professional and consulting costs decreased primarily due to decreased legal costs related to corporate matters.  Compensation costs increased primarily due to increased headcount. Corporate insurance costs increased primarily due to higher insurance rates. General and administrative expenses are expected to substantially increase during 2019 in connection with the buildout of additional operational commercial and infrastructure to support the anticipated commercialization of our CellFX System in the aesthetic dermatology market.

Research and Development

Research and development expenses consist of compensation and related expenses for research and development personnel, clinical trials and consulting costs related to the design, development and enhancement of our potential future products, prototype material and devices. Research and development expenses increased by $2.7 million to $5.8 million for the three-month period ended March 31, 2019, from $3.2 million during the same period in 2018 primarily due to $0.9 million of increased compensation costs, $0.4 million of increased prototype expenses,  $0.3 million of increased clinical trial costs, $0.3 million of increased consulting and outside service costs, $0.2 million of increased stock-based compensation costs, $0.2 million of increased laboratory supply and equipment costs, and $0.1 million of increased travel expenses.  Compensation costs increased primarily due to increased headcount during 2018 and 2019. Prototype costs increased primarily due to our production of our CellFX System for clinical use and in preparation for commercialization. Clinical trial costs increased due to our ongoing and recently started clinical trials including, among others, basal cell carcinoma, warts, and acne. Consulting and outside service costs increased due to product development activities. Stock-based compensation expense, laboratory supplies, and equipment expenses and travel expenses increased principally due to headcount increases during 2018 and 2019, respectively. Research and development expenses are expected to continue to increase substantially during 2019 as we expand our clinical study activities by initiating additional studies, continue development and enhancement of our CellFX System in preparation for additional clinical trials.

Interest Income

Interest income increased by approximately  $0.3 million to $0.3 million for the three-month period ended March 31, 2019, from $56,000 during the same period in 2018 due primarily to higher cash equivalent and investment balances.

Liquidity and Capital Resources

To date, we have not generated any revenues from product sales. Since inception, we have funded our business primarily through the issuance of equity securities. Over the next few years, we intend to invest in research and development to develop commercially viable products and to assess the feasibility of potential future products.

In December 2018, we completed a rights offering pursuant to which we sold an aggregate of 3,581,148 shares of our common stock, par value $0.001 per share, at a price per share of $12.57 per share, for net proceeds of approximately $44.8 million.

Our condensed consolidated statements of cash flows as discussed herein are presented below:

	Three-Month Periods Ended
	March 31,
(in thousands)	2019	2018
Net cash used in operating activities	$(7,329)	$(5,018)
Net cash provided by (used) in investing activities	(35,732)	11,999
Net cash provided by financing activities	494	300
Net increase (decrease) in cash	(42,567)	7,281

At March 31, 2019, we had cash, cash equivalents and investments of $52.8 million. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements for at least the next twelve months from the filing date of this Quarterly Report; however, we plan to raise additional capital in the future. These expectations are based on our current operating and financing plans which are subject to change. Until we are able to generate sustainable product revenues at profitable levels, we expect to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such additional funds may not be available on terms acceptable to us or at all. If we raise funds by issuing equity or equity-linked securities, the ownership of our stockholders will be diluted and the holders of new equity securities may have priority rights over our existing stockholders. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into agreements on unattractive terms. Our inability to raise capital could have a material adverse effect on our business, financial condition and results of operations.

Operating Activities

Our primary uses of cash in operating activities are for ongoing product development.

During the three-month period ended March 31, 2019, we used cash of $7.3 million in operating activities. The difference between cash used in operating activities and net loss consisted primarily of depreciation and amortization and stock-based compensation, and an increase in prepaid expenses.

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

During the three-month period ended March 31, 2019, $35.7 million of cash was used in investing activities, consisting of $44.2 million of cash used to purchase available-for-sale securities partially offset by $8.5 million of cash proceeds from the maturities of investments.

During the three-month period ended March 31, 2018, $12.0 million of cash was provided from the sale of investments of $25.0 million and $6.3 million of cash proceeds from the maturities of investments, partially offset by $19.2 million cash used for the purchase of available-for-sale securities.

Financing Activities

During the three-month period ended March 31, 2019, cash provided from financing activities was $0.5 million primarily due to cash received from stock option exercises and the sale of stock under our employee stock purchase plan.

During the three-month period ended March 31, 2018, cash provided from financing activities was $0.3 million primarily due to cash received from stock option exercises and the sale of stock under our employee stock purchase plan.

Contractual Obligations

There have been no material changes outside the ordinary course of our business to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

At March 31, 2019, we did not have any transactions, obligations or relationships that constitute off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. No liability associated with such indemnification agreements has been recorded as of March 31, 2019.

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

Trends, Events and Uncertainties

Research and development of new technologies are, by their nature, unpredictable. Although we undertake development efforts with commercially reasonable diligence, there can be no assurance that the net proceeds from our financings will be sufficient to enable us to develop our technology to the extent needed to generate future sales to sustain our operations. If we do not continue to have enough funds to sustain our operations, we will consider other options to continue our path to commercialization of our CellFX System, including, but not limited to, additional financing through follow-on stock offerings, debt financings, or co-development agreements and/or other alternatives.

We cannot assure investors that our technology will receive regulatory clearance, be adopted or that we will ever achieve sustainable revenues sufficient to support our operations. Even if we are able to generate revenues, there can be no assurances that we will be able to achieve profitability or positive operating cash flows. There can be no assurances that we will be able to secure additional financing in the future on acceptable terms or at all. If cash resources are insufficient to satisfy our ongoing cash needs, we would be required to scale back or discontinue our technology and product development programs, or obtain funds, if available, although there can be no assurances, through the sale, licensing or strategic alliances that could require us to relinquish rights to our technology and intellectual property, or to curtail, suspend or discontinue our operations entirely.

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

Interest Rate and Market Risk

As of March 31, 2019 and December 31, 2018, we had cash, cash equivalents and investments totaling $52.8 million and $59.6 million, respectively, all of which have maturities of less than one year. The goal of our investment policy is preservation of capital, fulfillment of liquidity needs and fiduciary control of our cash and investments. To achieve our goal, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio are not leveraged, are classified as available-for-sale, and are, due to their relatively short-term nature, subject to minimal interest rate risks. We currently do not hedge interest rate exposure. A decline in interest rates would reduce our interest income; however, because of the short-term maturities of our investments, we do not believe that a hypothetical 10% change in market interest rates would have a material negative impact on the value of our investment portfolio.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive and principal financial officers, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective (a) to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) to include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act, as amended, that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Inherent Limitations on Effectiveness of Controls

Our disclosure controls and procedures and our internal control over financial reporting are not expected to prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

We are a bioelectric medicine technology company and have not yet commenced revenue-producing operations. To date, our operations on a consolidated basis have consisted of the continued development of our technologies and implementation of the early parts of our business plan. We have incurred significant operating losses in each year since our inception and we expect to continue to incur additional losses for the next several years. In addition, a high percentage of our expenses will continue to be fixed; accordingly, our losses may be greater than expected and our operating results may suffer. We have limited historical financial data upon which we may base our projected revenue and base our planned operating expenses. Our limited operating history makes it difficult to evaluate our technology or prospective operations and business prospects.

We currently have no commercial products or product revenue and may never become profitable.

To date, we have not generated revenue and have relied on financing from the sale of equity securities to fund our operations. We expect that our future financial results will depend primarily on our success in obtaining approval for, launching, selling and supporting our therapies and treatments utilizing our CellFX System or other products based on NPS technology; however, our technology is still in development and has not been approved to treat any disease or condition. We expect to expend significant resources on hiring of personnel, continued scientific and product research and development, potential product testing and pre-clinical and clinical investigation, intellectual property development and prosecution, marketing and promotion, capital expenditures, working capital, general and administrative expenses, and fees and expenses associated with our capital raising efforts. We expect to incur costs and expenses related to consulting costs, laboratory development costs, hiring of scientists, engineers, and other operational personnel, and the continued development of relationships with potential partners. We are incurring significant operating losses, we expect to continue to incur additional losses for at least the next several years, and we cannot assure you that we will generate revenue or be profitable in the future. Our future products may never be approved or become commercially viable or accepted for use. Even if we find commercially viable applications for our technology, which may include licensing, we may never recover our research and development expenses.

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

We have experienced operating losses, and we expect to continue to incur operating losses for the next several years as we implement our business plan. Currently, we have no revenue and do not have arrangements in place for all the anticipated financing that would be required to fully implement our business plan. Our prior losses combined with expected future losses, have had and will continue to have, for the foreseeable future, an adverse effect on our stockholders’ equity and working capital. While we believe we have the resources necessary to fund operations for twelve months from the date of issuance of this Quarterly Report, our inability to raise capital in the future could have a material adverse effect on our business, financial condition and results of operations. We plan to raise additional funds in the near future and intend to finance our operations through equity financings.

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

We have experienced and continue to experience rapid growth in our business. Recent and future growth imposes significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. Rapid expansion in personnel could mean that less experienced people carry out our research and development activities, manufacture, market and sell CellFX System, which could result in inefficiencies and unanticipated costs, reduced quality and disruptions to our operations. In addition, rapid and significant growth may strain our administrative and operational infrastructure, and the failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties could have a material adverse effect on our business, financial condition and results of operations and our ability to timely execute our business plan. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed.

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

Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or otherwise breached due to employee error, malfeasance or other activities. While we have not experienced any such attack or breach, if such an event were to occur, our networks would be compromised and the information we store on those networks could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and regulatory penalties or the California Consumer Privacy Act of 2018 (the “CCPA”), which was enacted in June 2018 and will become effective in January 2020. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to process tests, provide test results, provide services, conduct research and development activities, collect, process and prepare company financial information, provide information about our product candidates and manage the administrative aspects of our business and could damage our reputation, any of which could adversely affect our business.

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

In connection with the audit of our financial statements as of and for the year ended December 31, 2016, we identified a material weakness in our internal control over financial reporting. The material weakness related to a lack of effective controls to adequately restrict access and segregate duties. We implemented measures and remediated the material weakness in 2017; however, we cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to avoid potential future material weaknesses. The existence of one or more material weaknesses could preclude a conclusion that we maintain effective internal control over financial reporting. Accordingly, there could be a possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.

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

If we fail to obtain and maintain necessary regulatory clearances or approvals for our planned products, or if clearances or approvals for future devices and indications are delayed or not issued, our commercial operations would be harmed. Additionally, changes in methods of product candidate manufacturing may result in additional costs or delay.

Our product candidates under development are medical devices that are subject to extensive regulation by FDA in the United States and by regulatory agencies in other countries where we plan to do business. Government regulations specific to medical devices are wide-ranging and govern, among other things:

•	device design, development and manufacture;
•	laboratory, pre-clinical and clinical testing, labeling, packaging, storage and distribution;
•	premarketing clearance and approval;
•	record keeping;
•	device marketing, promotion and advertising, sales and distribution; and
•	post-marketing surveillance, including reporting of deaths and serious injuries and recalls and correction and removals.

Before a new medical device or a new intended use for, an existing device can be marketed in the United States, a company must first submit and receive either 510(k) clearance or premarketing approval, or PMA, from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA will determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The PMA pathway requires an applicant to demonstrate with reasonable scientific data the safety and effectiveness of the device based on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. Products that are approved through a PMA application generally need FDA approval before they can be modified. Similarly, some modifications made to products cleared through a 510(k) may require a new 510(k). Either process can be expensive, lengthy and unpredictable. For example, during February 2019, we submitted a 510(k) to the FDA seeking clearance to commercialize our CellFX System. During April 2019, we received an additional information (AI) letter request from the FDA that, among other things, questioned the appropriateness of our selected predicate device provided in the 510(k). Responding to this request is likely to add time and is likely to require additional testing, including clinical trials. In consideration of the above, we are reviewing options and alternatives to pursue clearance for our CellFX System, including the option of making a De Novo request to the FDA, which is also likely to require additional time, testing, and clinical studies. We may not be able to obtain the necessary clearances or approvals or may be unduly delayed in doing so, which could harm our business.

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

The mechanism of action of NPS technology platform has not been fully determined or validated.

The exact mechanism(s) of action(s) of the NPS technology platform is not fully understood, and data is still being gathered regarding its use. Furthermore, there are only a relatively small number of scientists and researchers who can be considered experts in the use of this emerging technology. A full understanding of a future product’s mechanism of action and a large scale of scientific experts are typically believed to make product development less risky. The FDA or similar foreign regulatory authorities may view this as increasing the potential risks, and diminishing the potential benefits, of products based on NPS technology. In addition, potential partners may view this as a limitation of the program, and it may be more challenging for us to obtain a partnership on favorable terms as a result.

Our planned products may cause serious adverse side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial desirability of an approved label or result in significant negative consequences following any marketing approval.

The risk of failure of clinical development is high. For example, the vast majority of our in vivo data has been a result of animal testing, and we have only completed a limited number of feasibility studies in humans. It is difficult to predict when or if this or any planned products will prove safe enough to receive regulatory approval or clearance. Undesirable side effects caused by our CellFX System, NPS or any of our planned products could cause us or regulatory authorities to interrupt, delay or halt clinical trials. They could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority.

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

If we obtain regulatory approval or clearance for our CellFX System, our success will depend on our ability to educate physicians regarding the benefits of CellFX procedures over existing treatment modalities and to persuade them to prescribe CellFX procedures for their patients. We do not know if the CellFX System or NPS technology will be successful over the long term, and market acceptance may be hindered if physicians are not presented with compelling data demonstrating the efficacy and safety of our products compared to alternative treatments. Any studies we, or third parties, may conduct comparing our CellFX System or NPS technology with alternative treatments may be expensive, time consuming or may not yield positive results. Additionally, adoption will be directly influenced by a number of financial factors, including the ability of providers to attract cash payments from patients or to obtain sufficient reimbursement from third party commercial payors, and the Centers for Medicare & Medicaid Services, or CMS, for the professional services they provide in administering CellFX procedures. The efficacy, safety, performance and cost-effectiveness of our CellFX System, NPS technology, or other potential products based on NPS technology, on a stand-alone basis and relative to competing services, will determine the availability and level of reimbursement received by us and providers. If physicians do not adopt and prescribe our future products, we may never become profitable.

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

Observations and developments that may be achievable under laboratory circumstances may not be able to be replicated in broader research and development phases, in commercial settings, or in the use of any of the planned products in the field. Furthermore, if commercialized, CellFX procedures will be administered by healthcare professionals and will require a degree of training and practice to administer correctly. Treatment results achieved during the laboratory or in clinical trials conducted by us or other investigators may not be representative of the results actually encountered during commercial use of our products due to variability in administration technique. The training and skills of investigators in our clinical trials may not be representative of the training and skills of future product users, which could negatively affect treatment results. In addition, there may be a selection bias in the patients and/or sites of administration chosen for any clinical trials that would positively affect treatment results.

Issues with our firmware and software may negatively affect the function of our devices.

The safety and effectiveness of CellFX procedures may depend, in part, on the function of firmware run by the microprocessors embedded in the device and associated software. This firmware and software is proprietary to us. While we have made efforts to test the firmware and software extensively, it is potentially subject to malfunction which in turn may harm a patient. Further, it may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, or similar problems. Any of these might result in harm to a patient or the unauthorized release of confidential medical, business or other information of other persons or of ours.

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

If we experience any of these occurrences, our operations may suffer, we might experience harm to our competitive standing and result in further losses that adversely affect our financial condition. For example, in connection with the Pre-Market Notification 510(k) we submitted to the FDA seeking clearance to commercialize our CellFX System, during April 2019, we received an additional information (AI) letter request from the FDA that, among other things, questioned the appropriateness of our selected predicate device provided in the 510(k). Responding to this request is likely to add time and is likely to require additional testing, including clinical trials.

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

•

the CCPA will, among other things, require covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Legislators have stated that they intend to propose amendments to the CCPA before it goes into effect in January 2020 and it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies to incur substantial costs and expenses in an effort to comply;

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

To obtain the necessary device approvals or clearances from regulatory authorities for our product candidates, we will have to conduct various pre-clinical and clinical tests, which may be costly and time consuming, and may not provide results that will allow us to seek regulatory approval or clearance.

The number of pre-clinical and clinical tests that will be required for regulatory clearance or approval varies depending on the disease or condition to be treated, the method of treatment, the nature of the device, the jurisdiction in which we are seeking approval or clearance and the applicable regulations. Regulatory agencies, including those in the United States, Canada, Europe and other countries where medical devices and products are regulated, can delay, limit or deny approval of a product for many reasons. For example, regulatory agencies:

•	may not deem a technology or device to be reasonably safe or effective for any intended use or indication;
•	may interpret data from pre-clinical and clinical testing differently than we do;
•	may determine our manufacturing facility or processes do not comply with Quality System regulations;

•	may conclude that our device does not meet quality standards for durability, long-term reliability, biocompatibility, electromagnetic compatibility, or electrical safety; and
•	may change their approval or clearance policies or adopt new regulations.

The FDA may make requests or suggestions regarding conduct of our clinical trials, resulting in an increased risk of difficulties or delays in obtaining regulatory approval or clearance in the U.S. and increased costs. For example, during April 2019, we received an additional information (AI) letter request from the FDA that, among other things, questioned the appropriateness of our selected predicate device provided in the 510(k). Responding to this request is likely to require additional testing, including clinical trials. As part of the process for regulatory approval or clearance, we may, from time to time, elect to withdraw an application. For example, during September 2017, the FDA requested that we submit additional data in connection with our application seeking clearance of our system for soft tissue ablation. Subsequent to this FDA request, we chose to withdraw our application.

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

Pre-clinical studies, clinical trials and post-clinical monitoring and trials required to demonstrate the reasonable safety and efficacy of our potential devices and products are and will be time consuming and expensive. If we must conduct additional clinical trials or other studies with respect to any of our proposed product candidates to those that are initially contemplated, if we are unable to successfully complete any clinical trials or other studies, or if the results of these trials or studies are not positive or are only modestly positive, we may be delayed in obtaining marketing approval for the planned products, we may not be able to obtain marketing approval, or we may obtain approval for indications that are not as broad as we seek. Our research and product development costs also will increase if we experience delays in testing or approvals. The completion of clinical trials for our proposed therapies, devices and products could be delayed because of our inability to manufacture or obtain from third-parties materials sufficient for use in pre-clinical studies and clinical trials; delays in patient enrollment and variability in the number and types of patients available for clinical trials; difficulty in maintaining contact with patients after treatment, resulting in incomplete data; poor effectiveness of proposed devices and products during clinical trials; unforeseen safety issues or side effects; and governmental or regulatory delays and changes in regulatory requirements and guidelines. If we incur significant delays in our clinical trials, our competitors may be able to bring their products to market before we do, which could result in harming our ability to commercialize our planned products. If we experience any of these occurrences our business will be materially harmed.

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

A significant percentage of our outstanding stock is held by a limited number of investors, including Robert W. Duggan. Mr. Duggan, Chairman of our Board, beneficially owns approximately 44% of our common stock outstanding as of the date of this Quarterly Report. As a result, such persons will have significant influence over corporate actions requiring stockholder approval, including the following actions:

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

Robert W. Duggan, is the Chairman of our Board, beneficially owns approximately 44% of our common stock outstanding as of the date of this Quarterly Report. As a result of Robert W. Duggan’s significant ownership and position as Chairman of the Board, other companies may be less inclined to pursue an acquisition of us and therefore we may not have the opportunity to be acquired in a transaction that stockholders might otherwise deem favorable, including transactions in which our stockholders might realize a substantial premium for their shares.

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

The trading market for our common stock will depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. We currently have only limited analyst coverage of us and there can be no assurance that analysts will continue to cover us or provide favorable coverage. If one or more of the analysts who cover us downgrade our stock or change their opinion of our stock, our market price would likely decline. If analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

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

PULSE BIOSCIENCES, INC.

Date: May 2, 2019	By:	/s/ Brian B. Dow
Brian B. Dow
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)