Form 10-Q
period 2019-06-30
Pulse Biosciences, Inc.
filed 2019-08-08
CIK 1625101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

Form 10-Q

___________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Number of shares outstanding of the issuer’s common stock as of August 5, 2019: 20,768,444

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PULSE BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands except par value amounts)	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$10,780	$51,103
Investments	31,862	8,480
Prepaid expenses and other current assets	1,908	779
Total current assets	44,550	60,362
Property and equipment, net	1,985	2,173
Intangible assets, net	4,880	5,213
Goodwill	2,791	2,791
Right-of-use assets	1,182	—
Other asset	1,645	101
Total assets	$57,033	$70,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,577	$1,272
Accrued expenses	1,703	1,421
Deferred rent, current	—	415
Lease liability, current	168	—
Total current liabilities	3,448	3,108

Deferred rent, less current	—	1,198
Lease liability, less current	3,724	—
Total liabilities	7,172	4,306

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized – 50,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value: authorized – 500,000 shares; issued and outstanding – 20,768 shares and 20,593 shares at June 30, 2019 and December 31, 2018, respectively	21	21
Additional paid-in capital	146,973	142,032
Accumulated other comprehensive income (loss)	22	(1)
Accumulated deficit	(97,155)	(75,718)
Total stockholders’ equity	49,861	66,334
Total liabilities and stockholders’ equity	$57,033	$70,640

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Revenue	$—	$—	$—	$—
Operating expenses:
General and administrative	5,146	5,173	9,547	10,555
Research and development	6,337	3,960	12,179	7,136
Amortization of intangible assets	166	167	333	333
Total operating expenses	11,649	9,300	22,059	18,024
Other income:
Interest income	290	137	622	193
Total other income	290	137	622	193
Net loss	(11,359)	(9,163)	(21,437)	(17,831)
Other comprehensive loss:
Unrealized gain on available-for-sale securities	20	3	23	51
Comprehensive loss	$(11,339)	$(9,160)	$(21,414)	$(17,780)
Net loss per share:
Basic and diluted net loss per share	$(0.55)	$(0.54)	$(1.04)	$(1.06)
Weighted average shares used to compute net loss per common share — basic and diluted	20,728	16,881	20,704	16,861

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six-Month Periods Ended
	June 30,
(in thousands)	2019	2018
Cash flows from operating activities:
Net loss	$(21,437)	$(17,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	300	309
Amortization of intangible assets	333	333
Stock-based compensation	5,060	6,595
Net premium amortization on investments	(291)	(51)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,129)	(749)
Accounts payable	305	720
Accrued expenses	282	130
Other asset	(2,726)	—
Other current and long-term liabilities	2,279	(194)
Net cash used in operating activities	(17,024)	(10,738)
Cash flows from investing activities:
Purchases of property and equipment	(112)	(171)
Purchases of investments	(55,068)	(29,110)
Maturities of investments	32,000	18,315
Sales of investments	—	24,875
Net cash provided by (used in) investing activities	(23,180)	13,909
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	222	188
Tax payments related to shares withheld for vested restricted stock units	(613)	(115)
Proceeds from exercises of stock options	272	164
Net cash provided by (used in) financing activities	(119)	237
Net increase (decrease) in cash and cash equivalents	(40,323)	3,408
Cash and cash equivalents at beginning of period	51,103	3,386
Cash and cash equivalents at end of period	$10,780	$6,794

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gains (losses) on available-for-sale securities	$23	$51

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
(in thousands, except per share amount)	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, March 31, 2019	20,710	$21	$144,887	$2	$(85,796)	$59,114
Issuance of shares upon vesting of restricted stock units	58	—	—	—	—	—
Stock-based compensation expense	—	—	2,699	—	—	2,699
Tax payments related to shares withheld for vested restricted stock units	—	—	(613)	—	—	(613)
Unrealized gain on available-for-sale securities	—	—	—	20	—	20
Net loss	—	—	—	—	(11,359)	(11,359)
Balance, June 30, 2019	20,768	$21	$146,973	$22	$(97,155)	$49,861

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
(in thousands, except per share amount)	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2018	20,593	$21	$142,032	$(1)	$(75,718)	$66,334
Issuance of shares upon exercise of stock options	99	—	272	—	—	272
Issuance of shares under employee stock purchase plan	18	—	222	—	—	222
Issuance of shares upon vesting of restricted stock units	58	—	—	—	—	—
Stock-based compensation expense	—	—	5,060	—	—	5,060
Tax payments related to shares withheld for vested restricted stock units	—	—	(613)	—	—	(613)
Unrealized gain on available-for-sale securities	—	—	—	23	—	23
Net loss	—	—	—	—	(21,437)	(21,437)
Balance, June 30, 2019	20,768	$21	$146,973	$22	$(97,155)	$49,861

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
(in thousands, except per share amount)	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, March 31, 2018	16,869	$17	$87,922	$(3)	$(46,841)	$41,095
Issuance of shares upon exercise of stock options	17	—	52	—	—	52
Stock-based compensation expense	—	—	3,175	—	—	3,175
Tax payments related to shares withheld for vested restricted stock units	—	—	(115)	—	—	(115)
Unrealized gain on available-for-sale securities	—	—	—	3	—	3
Net loss	—	—	—	—	(9,163)	(9,163)
Balance, June 30, 2018	16,886	$17	$91,034	$—	$(56,004)	$35,047

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
(in thousands, except per share amount)	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2017	16,819	$17	$84,202	$(51)	$(38,173)	$45,995
Issuance of shares upon exercise of stock options	55	—	164	—	—	164
Issuance of shares under employee stock purchase plan	12	—	188	—	—	188
Stock-based compensation expense	—	—	6,595	—	—	6,595
Tax payments related to shares withheld for vested restricted stock unit	—	—	(115)	—	—	(115)
Unrealized gain on available-for-sale securities	—	—	—	51	—	51
Net loss	—	—	—	—	(17,831)	(17,831)
Balance, June 30, 2018	16,886	$17	$91,034	$—	$(56,004)	$35,047

PULSE BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In this Quarterly Report on Form 10-Q (“Quarterly Report”), “Pulse,” “Pulse Biosciences,” “we,” “us,” “our” and the “Company” refer to Pulse Biosciences, Inc. and its wholly-owned subsidiaries, unless expressly indicated or the context otherwise requires.

1.  Description of the Business

Pulse Biosciences, Inc. is a novel bioelectric medicine company committed to health innovation that improves and potentially extends the lives of patients. We are pursuing regulatory clearance to market our first product, our proprietary CellFX System. Our CellFX System utilizes its patented Nano-Pulse Stimulation™ (NPS™) technology to treat a variety of applications for which an optimal solution remains unfulfilled. NPS is a proprietary technology that delivers nano-second pulses of high amplitude electrical energy to non-thermally clear targeted cells while sparing adjacent non-cellular tissue. The cell-specific effects of NPS technology have been validated in a series of ongoing clinical trials.

The Company was incorporated in Nevada  on May 19, 2014. On June 18, 2018, the Company reincorporated from the State of Nevada to the State of Delaware. The Company’s headquarters and manufacturing and research facility are located in Hayward, California.

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (“Financial Statements”) have been prepared on a basis consistent with the Company’s December 31, 2018 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The Financial Statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission and, as permitted by such rules and regulations, omit certain information and footnote disclosures necessary to present the financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The condensed consolidated balance sheet as of December 31, 2018 was derived from the audited consolidated financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three- and six-month periods ended June 30, 2019 are not necessarily indicative of the results to be expected for the entire year or any future periods.

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

Recently Adopted Accounting Pronouncement

During February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“Topic 842”), which amended prior accounting standards for leases. The Company adopted Topic 842 on January 1, 2019, using the transition method per ASU No. 2018-11 issued on July 2018 wherein entities were allowed to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Accordingly, all periods prior to January 1, 2019 were presented in accordance with the previous ASC 840, Leases, and no retrospective adjustments were made to the comparative periods presented. The adoption of ASC 842 resulted in an increase to total assets and liabilities due to the recording of operating lease right-of-use assets (“ROU”) presented within other assets and operating lease liabilities of approximately $0.1 million as of January 1, 2019. The adoption did not materially impact the Company’s Consolidated Statement of Stockholders’ Equity or Cash Flows.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three- and six-month periods ended June 30, 2019, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, except for the adoption of ASU No. 2016-02, Leases, as of January 1, 2019.

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

The following outstanding stock options, warrants and restricted stock units were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Six-Month Periods Ended
	June 30,
	2019	2018
Common stock warrants	213,485	249,709
Common stock options	3,172,303	2,894,103
Restricted stock units	111,305	222,606
Total	3,497,093	3,366,418

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

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis as of June 30, 2019 and December 31, 2018, respectively (in thousands):

		June 30, 2019				December 31, 2018
Assets	Classification	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$9,340	$—	$—	$9,340	$50,703	$—	$—	$50,703
U.S. Treasury Securities	Investments	—	31,862	—	31,862	—	8,480	—	8,480
Total assets measured at fair value		$9,340	$31,862	$—	$41,202	$50,703	$8,480	$—	$59,183

The Company did not have any financial liabilities measured on a recurring basis as of June 30, 2019 or December 31, 2018.

During the six-month period ended June 30, 2019, there were no transfers between Level 1, Level 2 or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

4.  Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Leasehold improvements	$2,248	$2,248
Laboratory equipment	589	518
Furniture, fixtures, and equipment	256	248
Software	118	118
Construction in progress	66	33
	3,277	3,165
Less: Accumulated depreciation	(1,292)	(992)
	$1,985	$2,173

Depreciation expense was $0.1  million and $0.2 million for the three-month periods ended June 30, 2019 and 2018, respectively. Depreciation expense was $0.3 million for each of the six-month periods ended June 30, 2019 and 2018, respectively.

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

Intangible assets, net consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Acquired patents and licenses	$7,985	$7,985
Less: Accumulated amortization	(3,105)	(2,772)
	$4,880	$5,213

A schedule of the amortization of intangible assets for the remainder of 2019 and the succeeding five fiscal years and thereafter is as follows (in thousands):

Year Ending December 31:
2019 (remaining 6 months)	$333
2020	665
2021	665
2022	665
2023	665
2024	665
Thereafter	1,222
$4,880

6.  Goodwill

In 2014, the Company acquired three companies (the “acquisitions”) for aggregate consideration of $5.5 million. In accordance with ASC Topic 805, Business Combinations, the Company recorded goodwill of $2.8 million in connection with the acquisitions as the consideration paid exceeded the fair value of the net tangible assets and the intangible assets acquired.

The Company reviews goodwill for impairment at least annually or whenever changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Based on the Company’s annual impairment test as of December 31, 2018 the Company determined that no impairment of goodwill existed and was not aware of any indicators of impairment at such date. In addition, there were no indicators of impairment at June 30, 2019.

7.  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Compensation expense	$1,011	$938
Accrued clinical	389	156
Professional fees	211	274
Supplies	92	53
	$1,703	$1,421

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

Common Stock Warrants

In connection with a private placement offering of the Company’s common stock, par value $0.001 per share in 2014, the Company issued warrants as compensation to the placement agent to purchase a total of 299,625 shares of its common stock at a price of $2.67 per share (the “Private Placement Warrants”).  The Private Placement Warrants are exercisable for period of seven years. As of June 30, 2019, there were a total of 91,876 of Private Placement Warrants outstanding.  In connection with the closing of the Company’s initial public offering in 2016, the Company issued warrants as compensation to its underwriters, as representatives of the underwriters of its initial public offering to purchase a total of 574,985 shares of its common stock at a price of $5.00 per share (“the IPO Warrants”). The IPO Warrants are exercisable for a period of five years. As of June 30, 2019, there were a total of 121,609 of the IPO Warrants outstanding.

Equity Plans

2017 Equity Incentive Plan and 2017 Inducement Equity Incentive Plan

The Board of Directors of the Company (the “Board”) previously adopted, and the Company’s stockholders approved, the Company’s 2017 Equity Incentive Plan (the “2017 Plan”).

The 2017 Plan has a 10-year term, and provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and performance shares to employees, directors and consultants of the Company and any parent or subsidiary of the Company, as the Compensation Committee of the Board may determine. Subject to an annual evergreen increase and adjustment in the case of certain capitalization events, the Company initially reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to awards under the 2017 Plan. In addition, shares remaining available under the Company’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”), and shares reserved but not issued pursuant to outstanding equity awards that expire or terminate without being exercised or that are forfeited or repurchased by the Company will be added to the shares of common stock available for issuance under the 2017 Plan. The 2017 Plan is administered by the Board’s Compensation Committee. Effective January 1, 2019, the Company’s Board authorized an increase in the number of shares of common stock available under the 2017 Plan increased by 823,716 shares pursuant to the evergreen provision of the 2017 Plan. Pursuant to the 2017 Plan, the 2019 share increase is determined based on the least of (i) 1,200,000 shares, (ii) 4% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. As of June 30, 2019, 1,289,371 shares of common stock remained available for issuance under the 2017 Plan.

During November 2017, the Board adopted the 2017 Inducement Equity Incentive Plan (the “Inducement Plan”) and reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan was adopted without stockholder approval.

The Inducement Plan has a 10-year term, and provides for the grant of equity-based awards, including nonstatutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares and performance units, and its terms are substantially similar to the 2017 Plan, including with respect to treatment of equity awards in the event of a “merger” or “change in control” as defined under the Inducement Plan. Options issued under the Inducement Plan may have a term up to ten years and have variable vesting provisions. New hire grants generally vest 25% annual starting upon the first anniversary of the grant. Equity-based awards issued under the Inducement Plan are only issuable to individuals not previously engaged as employees or non-employee directors of the Company prior to the Inducement Plan’s adoption date. As of June 30, 2019, 364,750 shares of common stock remained available for issuance under the Inducement Plan.

2017 Employee Stock Purchase Plan

The Board previously adopted and the stockholders approved the Company’s 2017 Employee Stock Purchase Plan (the “2017 ESPP”).

The 2017 ESPP is a broad-based plan that provides employees of the Company and its designated affiliates with the opportunity to become stockholders through periodic payroll deductions that are applied towards the purchase of Company common shares at a discount from the then-current market price. Subject to adjustment in the case of certain capitalization events, a total of 250,000 common shares of the Company were available for purchase at adoption of the 2017 ESPP. Pursuant to the 2017 ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 450,000 shares, (ii) 1.5% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. During January 2019, the Board determined not to increase the number of shares of common stock available under the 2017 ESPP pursuant to the evergreen provision of the 2017 ESPP During the six-month period ended June 30, 2019, the Company issued 18,574 shares of common stock under the 2017 ESPP.  As of June 30, 2019, 459,900 shares of common stock remained available for issuance under the 2017 ESPP.

A  summary of stock option activity under the 2015 Plan, 2017 Plan and Inducement Plan for the six-months ended

June 30, 2019 is presented below:

	Stock Options Outstanding
		Weighted
	Number	average
	of shares	exercise price
Balances — December 31, 2018	2,956,687	$17.04
Options granted	487,932
Options exercised	(98,928)
Options canceled	(19,430)
Options expired	(153,958)
Balances — June 30, 2019	3,172,303	$16.83
Exercisable —June 30, 2019	1,670,830	$16.11

The table above excludes 31,875 performance stock options granted during the six-month period ended June 30, 2018 for which the performance criteria had not been established as of June 30, 2019.

Stock-based Compensation

Total stock-based compensation expense consisted of the following (in thousands):

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2019	2018	2019	2018
General and administrative	$1,660	$2,351	$3,145	5,050
Research and development	1,039	824	1,915	1,545
Total stock-based compensation expense	$2,699	$3,175	$5,060	$6,595

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

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2019	2018	2019	2018
Expected term in years	5.3 - 6.1	5.3 - 6.1	0.4 - 6.1	5.3 - 6.1
Expected volatility	70%	70%	70%	70%
Risk-free interest rate	1.9 - 2.4%	2.7 - 3.0%	1.9 - 2.6%	2.7 - 3.0%
Dividend yield	—	—	—	—

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

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2019	2018	2019	2018
Expected term in years	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Expected volatility	70%	70%	70%	70%
Risk-free interest rate	2.5 - 2.6%	1.9%	2.5 - 2.6%	1.9%
Dividend yield	—	—	—	—

The fair value of restricted stock unit (“RSUs”) awards is determined based on the number of units granted and the closing price of the Company’s common stock as of the grant date. The estimated fair value of RSUs is recognized on a straight-line basis over the requisite service period. During the three-month period ended June 30, 2017, the Company granted 160,974 RSUs, all of which vested, pursuant to which no shares were issued, during June 2018. Additional paid in capital was reduced by $0.1 million for tax payments related to shares withheld in connection with the vesting of the RSUs. During the three-month period ended June 30, 2019, the Company issued 40,582 shares. Additional paid in capital was reduced by $0.4 million for tax payments related to shares withheld in connection with the issuance of the RSUs. The stock-based compensation expense related to these RSUs was approximately $0.9 million and $2.1 million and for the three- and six-month periods ended June 30, 2018, respectively. For the three- and six-month periods ended June 30, 2019, there was no stock based compensation expense recognized related to these RSUs.

During the three-month period ended September 30, 2017, the Company granted 68,800 RSUs to certain employees which vest 50% on June 1, 2019 with the remaining 50% vesting on June 1, 2021. In the event of a change in control, these RSUs vest 100%. During the three-month period ended June 30, 2019, the Company issued 17,456 shares in connection of the vesting of these RSUs. Additional paid in capital was reduced by $0.2 million for tax payments related to shares withheld in connection with the vesting of the RSUs. The stock-based compensation expense related to these RSUs was approximately $0.1 million and $0.2 million for the three-month and six-month periods ended June 30, 2019, respectively. The stock-based compensation expense related to these RSUs was approximately $0.1 million and $0.2 million for the three- and six-month periods ended June 30, 2018, respectively.

9.  Research Grants and Agreements

Sponsored Research Agreement

The Company may annually sponsor research activities (SRAs) performed by ODURF’s Frank Reidy Center. ODURF is compensated by the Company for its conduct of each study in accordance with the budget and payment terms set forth in the applicable task order. During the year ended December 31, 2018, the Company agreed to sponsor $0.8 million in research during the subsequent 12-month period to be funded through monthly payments made upon ODURF certifying, to the Company’s reasonable satisfaction, that ODURF has met its obligations pursuant to the specified task order and statement of work. The principal investigator may transfer funds with the budget as needed without the Company’s approval so long as the obligations of ODURF under the task order and statement of work remain unchanged and unimpaired. As of June 30, 2019,  approximately $0.1 million remained payable under this agreement.

In addition, during 2017, the Company agreed to provide $0.3 million in research funding to researchers affiliated with ODURF and Eastern Virginia Medical School matching funds made available to those researchers by the Virginia Biosciences Health Research Corporation. The Company’s sponsorship affords access to certain intellectual property, if any, developed during the project. As of June 30, 2019,  no amount remained available under this sponsorship.

During the three-month periods ended June 30, 2019 and 2018, the Company paid and incurred costs relating to the SRAs equal to $0.3 million and $0.1 million, respectively. During the six-month periods ended June 30, 2019 and 2018, the Company paid and incurred costs related to the SRAs equal to $0.5 million and $0.4 million, respectively.

10.  Commitments and Contingencies

Operating Leases

During January 2017, the Company entered into a Lease (the “Existing Lease”) with Hayward Point Eden I Limited Partnership, a Delaware limited liability company (the “Landlord”) for approximately 15,697 square feet for its corporate headquarters located at 3955 Point Eden Way, Hayward, California. The lease commenced during July 2017. During May 2019, the Company entered into a First Amendment to Lease (the “Lease Amendment”) with the Landlord. The Lease Amendment amends the Existing Lease with the Landlord and provides for the expansion of the Premises by approximately 34,601 square feet (the “Expansion Premises”) and an extension of the term of the Existing Lease.

The Company will occupy the Expansion Premises in two phases. The “Phase 1” portion of the Expansion Premises contains approximately thirteen thousand two hundred and eighty (13,280) of rentable square feet and the “Phase 2” portion of the Expansion Premises contains approximately twenty-one thousand three hundred and twenty-one (21,321) of rentable square feet. Upon inclusion of the Expansion Premises, the Company will lease approximately fifty thousand two hundred and ninety-eight (50,298) rentable square feet from the Landlord (the “Entire Premises”). The Expansion Premises will also be used for the Company’s corporate headquarters and principal operating facility.

The term of the lease for the Expansion Premises is expected to commence on the date the Landlord delivers Phase 1 of the Expansion Premises to the Company “Ready for Occupancy,” as defined in the Lease Amendment (the “Expansion Commencement Date”) and runs contemporaneously with the term of the lease for the existing space (the “Lease Term”). The Lease Amendment extends the term of the lease with respect to the Entire Premises to expire on the date that is ten (10) years after the Expansion Commencement Date. In addition, under the Lease Amendment, the Company has two options to extend the Option Term, as defined in the Lease Amendment, by seven  (7) years upon written notice not more than twelve (12) months nor less than nine (9) months prior to the expiration of the lease, with monthly payments equal to the “Fair Rental Value” as defined in the Existing Lease.

The Company will continue to pay base monthly rent for the existing premises in accordance with the terms of the Existing Lease. The Expansion Premises’ base monthly rent shall be abated for the first four (4) months of the Lease Term and thereafter will be $2.25 per rentable square foot for the Expansion Premises, with specified annual increases occurring thereafter until reaching approximately $3.819 per rentable square foot during the last six (6) months of the Lease Term. The total base rent beginning on the Expansion Commencement Date through the minimum term of the lease is not calculable at this time since the total base rent will depend on the date the Phase 2 portion of the Expansion Premises is “Ready for Occupancy.” In addition to base rent, the Company will continue to be required to reimburse the Landlord for certain expenses during the Lease Term. Under the Lease Amendment, the Company is required to increase its refundable security deposit by $264,264.88, to be equal to $364,937.68.

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

The Company evaluated the Lease Amendment under Topic 842 and concluded that the Lease Amendment meets the definition of a lease modification as it extends the term of the Existing Lease and increases the Company’s leased premise. As the Company determined that the increase in payments under the Lease Amendment is not commensurate with the additional right-of-use assets provided in the modified lease, the modified lease is not accounted for as a separate contract. The remeasurement for the modification resulted in an increase in total lease lability of approximately $2.4 million, increase in right-of-use assets of $1.1 million, and other assets of $1.3 million.

Information related to the Company's right-of-use assets and related lease liabilities were as follows (in thousands except for remaining lease term and discount rate):

Cash paid for operating lease liabilities	$263
Right-of-use assets recognized in exchange for new lease obligations	1,182

Current operating lease liabilities	168
Non-current operating lease liabilities	3,724
Total lease liabilities	$3,892

Weighted average remaining lease term	10.35
Weighted average discount rate	10%

Maturities of lease liabilities as of June 30, 2019 were as follows (in thousands):

Year Ending December 31:
2019 (remaining 6 months)	$272
2020	554
2021	574
2022	581
2023	577
Thereafter	3,792
Total lease payments	6,350
Less imputed interest	(2,458)
Total lease liabilities	$3,892

During the three-month periods ended June 30, 2019 and 2018, rent expense, including common area maintenance charges, was approximately $65,000 and $69,000, respectively. During the six-month periods ended June 30, 2019 and 2018, rent expense, including common area maintenance charges, was approximately $0.1 million, and $0.1 million, respectively.

Legal Proceedings

The Company maintains indemnification agreements with its directors and officers that may require the Company to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law.

From time to time, the Company may be involved in a variety of claims, lawsuits, investigations and proceedings relating to securities laws, product liability, patent infringement, contract disputes and other matters relating to various claims that arise in the normal course of the Company’s business. The Company currently believes that these ordinary course matters are not material to the financial statements of the business.

11.   Related Party Transactions

Kenneth A. Clark, a director of the Company since November 2017, is a member of the law firm of Wilson Sonsini Goodrich and Rosati (“WSGR”), which also serves as the outside corporate counsel to the Company. During the three and six-month periods ended June 30, 2019, the Company incurred expenses reported in general and administrative expenses in the consolidated statement of operations for legal services rendered by WSGR totaling approximately $0.1 million and $0.2 million, respectively. During the three and six-month periods ended June 30, 2018, the Company incurred expenses for legal services rendered by WSGR totaling approximately $0.8 million and $1.1 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this report, “Pulse,” “Pulse Biosciences,” “we,” “us,” “our” and the “Company” refer to Pulse Biosciences, Inc. and its wholly-owned subsidiaries.

This management’s discussion and analysis of financial condition as of June 30, 2019, and results of operations for the three- and six-month periods ended June 30, 2019, and 2018, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2018.

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations concerning matters that are not historical facts. . Words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements related to our expected business, new product introductions, procedures and procedure adoption, future results of operations, future financial position, our ability to generate revenues, the anticipated mix of our revenues between procedure and system revenues, our financing plans and future capital requirements, anticipated costs of revenue, anticipated expenses, the effect of recent accounting pronouncements, our investments, anticipated cash flows, our ability to finance operations from cash flows and similar matters, and statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we intend to operate and our beliefs and assumptions regarding these economies and markets. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. You should read the “Risk Factors” section of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We do not assume any obligation to update any forward-looking statements.

Pulse Biosciences, CellFX, Nano-Pulse Stimulation, and NPS and the stylized logos are trademarks or registered trademarks of the Company in the United States and other countries.

Overview

We are a novel bioelectric medicine company committed to health innovation that improves and potentially extends the lives of patients. The Company is pursuing regulatory clearance from the FDA for its proprietary CellFX System, the first planned commercial product to harness the distinctive advantages of Pulse Biosciences’ NPS technology platform.

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

•

Commercialize our proprietary CellFX System and applications for its use across a broad array of clinical indications. During February 2019, we submitted a Pre-Market Notification 510(k) to the U.S. Food and Drug Administration (FDA) seeking clearance to commercialize our CellFX System. Our FDA filing requests clearance of the CellFX System for commercial use in common dermatologic procedures to remove general benign lesions including SH and SK. On April 30, 2019, we received an additional information (AI) letter from the FDA that, among other things, requested additional information regarding our selected predicate device and clinical study data provided in the 510(k) submission. Responding to this request has added time to our approval process. We are preparing our response to the FDA and continue to believe our selected predicate device and the results from our clinical studies support a 510(k) clearance. We anticipate submitting our response to the AI letter during the third quarter and a decision from the FDA during third or fourth quarter. Pending regulatory clearance, we plan to commercially introduce our CellFX System in the United States by the end of 2019.

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

Results of Operations

Comparison of the three-month periods ended June 30, 2019 and 2018

Our condensed consolidated statements of operations as discussed herein are presented below:

	Three-Month Periods Ended
	June 30,
(in thousands)	2019	2018	$ Change
Revenue	$—	$—	$—
Operating expenses:
General and administrative	5,146	5,173	(27)
Research and development	6,337	3,960	2,377
Amortization of intangible assets	166	167	(1)
Total operating expenses	11,649	9,300	2,349
Other income:
Interest income	290	137	153
Total other income	290	137	153
Net loss	$(11,359)	$(9,163)	$2,196

General and Administrative

General and administrative expenses consist of compensation and related expenses for executives, finance, legal, human resources, information technology and administrative personnel, professional fees, patent fees and costs, insurance costs and other general corporate expenses. General and administrative expenses decreased by $0.1 million to $5.1 million for the three-month period ended June 30, 2019, from $5.2 million during the same period in 2018 primarily due to $0.7 million of decreased stock-based compensation expenses and $0.6 million of decreased professional service expenses, partially offset by $0.6 million of increased compensation costs and $0.6 million of increased consulting and outside service costs. Stock-based compensation decreased principally due to timing of vesting of certain awards and options granted. Professional service expenses decreased primarily due to decreased legal costs related to corporate matters. Compensation costs increased primarily due to increased headcount from 2018 to 2019. Consulting and outside service costs increased primarily due to increased marketing activities initiated in preparation for commercialization. General and administrative expenses are expected to substantially increase during 2019 relative to 2018 in connection with the buildout of additional operational commercial and infrastructure to support the anticipated commercialization of our CellFX System in the aesthetic dermatology market.

Research and Development

Research and development expenses consist of compensation and related expenses for research and development personnel, clinical trials and consulting costs related to the design, development and enhancement of our potential future products, prototype material and devices. Research and development expenses increased by $2.4 million to $6.3 million for the three-month period ended June 30, 2019, from $4.0 million during the same period in 2018 primarily due to $0.8 million of increased compensation costs, $0.7 million of increased clinical trial costs, $0.4 million of increased facilities-related expenses, $0.2 million of increased stock-based compensation costs, $0.1 million of increased consulting and outside service costs,  $0.1 million of increased sponsored research, and $0.1 million of increased travel expenses. Compensation costs, stock-based compensation and travel expenses increased primarily due to increased headcount from 2018 to 2019, respectively. Clinical trial costs increased due to our ongoing and recently started clinical trials including, among others, basal cell carcinoma, warts, and acne as well as production of additional CellFX Systems for clinical use. Facilities-related expenses increased to accommodate the infrastructure growth of the company. Consulting and outside service costs increased due to product development activities. Sponsored research expenses increased due to timing of sponsored research activities conducted by our research partners.  Research and development expenses are expected to continue to increase substantially during 2019 relative to 2018 as we expand our clinical study activities by initiating additional studies, continue development and enhancement of our CellFX System in preparation for additional clinical trials.

Interest Income

Interest income increased by $0.2 million to $0.3 million for the three-month period ended June 30, 2019, from $0.1 million during the same period in 2018 due to higher cash equivalent and investment balances.

Comparison of the six-month periods ended June 30, 2019 and 2018

Our condensed consolidated statements of operations as discussed herein are presented below:

	Six-Month Periods Ended
	June 30,
(in thousands)	2019	2018	$ Change
Revenue	$—	$—	$—
Operating expenses:
General and administrative	9,547	10,555	(1,008)
Research and development	12,179	7,136	5,043
Amortization of intangible assets	333	333	—
Total operating expenses	22,059	18,024	4,035
Other income:
Interest income	622	193	429
Total other income	622	193	429
Net loss	$(21,437)	$(17,831)	$3,606

General and Administrative

General and administrative expenses consist of salaries and related expenses for executives, finance, legal, human resources, information technology and administrative personnel, professional services, patent fees and costs, insurance costs and other general corporate expenses. General and administrative expenses decreased by $1.0 million to $9.5 million for the six-month period ended June 30, 2019,  and from $10.6 million during the same period in 2018 primarily due to $1.9 million of decreased stock-based compensation costs and $1.0 million of decreased professional service expenses, offset by $0.8 million increased compensation costs, $0.7 million increased consulting and outside service costs, $0.2 million increased corporate insurance costs, $0.2 million increase travel costs, and $0.1 million increased accounting professional service costs. Stock-based compensation decreased principally due to timing of vesting of certain awards and options granted. Legal costs decreased primarily due to services incurred in 2018 relating to the SEC investigation and reincorporation from the State of Nevada to the State of Delaware, which is non-recurring. Compensation costs increased primarily due to increased headcount from 2018 to 2019.  Consulting and outside service costs increased primarily due to increased marketing in preparation for commercialization as well as increased costs incurred as a result of operating as a public company. Travel expenses increased principally due to increased headcount from 2018 to 2019 and employees traveling to congresses and meetings. General and administrative expenses are expected to substantially increase during 2019 as compared to 2018 reflecting the buildout of additional operational infrastructure to support an increased level of clinical and development activities.

Research and Development

Research and development expenses consist of salaries and related expenses for research and development personnel, clinical trials and consulting costs related to the design, development and enhancement of our potential future products, prototypes material and devices. Research and development expenses increased by $5.0 million to $12.2 million for the six-month period ended June 30, 2019, from $7.1 million during the same period in 2018, primarily due to $1.7 million of increased compensation costs, $1.1 million of increased clinical trials costs, $0.7 million increased facilities-related expenses,  $0.4 million of increased stock-based compensation costs, $0.4 million increased consulting and outside service costs, $0.3 million of increased prototype expenses, $0.3 million increased travel costs, and $0.1 million of sponsored research expenses. Compensation costs, stock-based compensation and travel expenses increased primarily due to increased headcount from 2018 to 2019, respectively.  Clinical trial costs increased due to our ongoing and recently started clinical trials including, among others, basal cell carcinoma, warts, and acne as well as production of additional CellFX Systems for clinical use. Facilities-related expenses increased to accommodate the infrastructure growth of the company. Consulting and outside service costs increased due to product development activities. Prototype costs increased primarily due to our production of our CellFX System for clinical use and in preparation for commercialization. Sponsored research expenses increased due to timing of sponsored research activities conducted by our research partners. Research and development expenses are expected to continue to substantially increase during 2018 as we expand our clinical study activities by initiating additional studies, continue development and enhancement of our system in preparation for additional clinical trials and commercialization, and pursue regulatory clearance for our technology.

Interest Income

Interest income increased by $0.4 million to $0.6 million for the six-month period ended June 30, 2019, from $0.2 million during the same period in 2018 due to higher cash equivalent and investment balances.

Liquidity and Capital Resources

To date, we have not generated any revenues from product sales. Since inception, we have funded our business primarily through the issuance of equity securities. Over the next few years, we intend to invest in research and development to develop commercially viable products and to assess the feasibility of potential future products.

Our condensed consolidated statements of cash flows as discussed herein are presented below:

	Six-Month Periods Ended
	June 30,
(in thousands)	2019	2018
Net cash used in operating activities	$(17,024)	$(10,738)
Net cash provided by (used in) investing activities	(23,180)	13,909
Net cash provided by (used in) financing activities	(119)	237
Net increase (decrease) in cash and cash equivalents	(40,323)	3,408

At June 30, 2019, we had cash, cash equivalents and investments of $42.6 million. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements for at least the next twelve months from the filing date of this Quarterly Report; however, we plan to raise additional capital in the future. These expectations are based on our current operating and financing plans which are subject to change. Until we are able to generate sustainable product revenues at profitable levels, we expect to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such additional funds may not be available on terms acceptable to us or at all. If we raise funds by issuing equity or equity-linked securities, the ownership of our stockholders will be diluted and the holders of new equity securities may have priority rights over our existing stockholders. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into agreements on unattractive terms. Our inability to raise capital could have a material adverse effect on our business, financial condition and results of operations.

Operating Activities

Our primary uses of cash in operating activities are for ongoing product development.

During the six-month period ended June 30, 2019, we used cash of $17.0 million in operating activities. The difference between cash used in operating activities and net loss consisted primarily of stock-based compensation and depreciation and amortization, and an increase in accounts payable,  accrued liabilities and other liabilities, partially offset by increased prepaid expenses and other current assets.

During the six-month period ended June 30, 2018, we used cash of $10.7 million in operating activities. The difference between cash used in operating activities and net loss consisted primarily of stock-based compensation and depreciation and amortization, and an increase in accounts payable, partially offset by increased prepaid expenses and other current assets and other liabilities.

Investing Activities

Our investing activities consist primarily of investment purchases, sales and maturities and capital expenditures.

During the six-month period ended June 30, 2019, $23.2 million of cash used in investing activities was from the sale of investments of $55.1 million offset by $32.0 million of cash proceeds from the maturities of investments.

During the six-month period ended June 30, 2018, $13.9 million of cash provided by investing activities was from the sale of investments of $24.9 million and $18.3 million of cash proceeds from the maturities of investments, partially offset by $29.1 million cash used for the purchase of available-for-sale securities and $0.1 million cash used in purchase of property and equipment.

Financing Activities

During the six-month period ended June 30, 2019, cash used in financing activities was $0.1 million primarily due to $0.3 million of cash received from stock option exercises, $0.2 million sale of stock under our employee stock purchase plan offset by $0.6 million tax payments related to shares withheld for vested restricted stock units.

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

Off-Balance Sheet Arrangements

At June 30, 2019, we did not have any transactions, obligations or relationships that constitute off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. No liability associated with such indemnification agreements has been recorded as of June 30, 2019.

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

Interest Rate and Market Risk

As of June 30, 2019 and December 31, 2018, we had cash, cash equivalents and investments totaling $42.6 million and $59.6 million, respectively, all of which have maturities of less than three years. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of our cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio are not leveraged, are classified as available-for-sale, and are, due to their relatively short-term nature, subject to minimal interest rate risks. We currently do not hedge interest rate exposure. A decline in interest rates would reduce our interest income; however, because of the short-term maturities of our investments, we do not believe that a hypothetical 10% change in market interest rates would have a material negative impact on the value of our investment portfolio.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive and principal financial officers, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective (a) to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) to include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act, as amended, that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

Before a new medical device or a new intended use for, an existing device can be marketed in the United States, a company must first submit and receive either 510(k) clearance or premarketing approval, or PMA, from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA will determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The PMA pathway requires an applicant to demonstrate with reasonable scientific data the safety and effectiveness of the device based on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. Products that are approved through a PMA application generally need FDA approval before they can be modified. Similarly, some modifications made to products cleared through a 510(k) may require a new 510(k). Either process can be expensive, lengthy and unpredictable. For example, during February 2019, we submitted a 510(k) to the FDA seeking clearance to commercialize our CellFX System. During April 2019, we received an additional information (AI) letter request from the FDA that, among other things, requested additional information regarding our selected predicate device and clinical data provided in the 510(k). Responding to this has added time to our approval process and may require additional testing, including clinical trials. We are preparing our response to the AI letter; however, our response may not address the matters identified in the AI letter to the satisfactory of the FDA. We may not be able to obtain the necessary clearances or approvals necessary to market our CellFX System or such approvals or clearances may be unduly delayed, which could harm our business.

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

Our research and development efforts remain subject to all of the risks associated with the development of new technology. Our CellFX System and NPS applications are not yet fully developed. Development of the underlying technology, including the development of our CellFX System, may be affected by unanticipated technical or other problems, among other development and research issues, and the possible insufficiency of funds needed in order to complete development of these products or devices. Regulatory and clinical hurdles or challenges also may result in delays and cause us to incur additional expenses that may increase our need for capital and result in additional losses. In addition, the potential indications for our NPS technology are numerous, and we may fail to pursue the most optimal indications. If we cannot complete, or if we experience significant delays in developing our technology, applications or products for use in potential commercial applications, particularly after incurring significant expenditures, our business may fail and investors may lose the entirety of their investment.

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

We may never receive regulatory approval or clearance, including from the FDA, for any potential devices or products in the United States or in any foreign market. For example, during September 2017, we withdrew our application seeking clearance of our system for soft tissue ablation.  In addition, in connection with the Pre-Market Notification 510(k) we submitted to the FDA seeking clearance to commercialize our CellFX System, in April 2019, we received an AI letter request from the FDA, among other things, requested additional information regarding our selected predicate device and clinical data provided in the 510(k). Responding to this request has added time to our approval process and may require additional testing, including clinical trials. As such, it is highly speculative as to any timing for our planned products to be approved or cleared or commercialized. Investors need to take a long-term approach to an investment in our securities, as the commercial realization of our technology is speculative and well into the future.

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

If we experience any of these occurrences, our operations may suffer, we might experience harm to our competitive standing and result in further losses that adversely affect our financial condition. For example, in connection with the Pre-Market Notification 510(k) we submitted to the FDA seeking clearance to commercialize our CellFX System, during April 2019, we received an additional information (AI) letter request from the FDA that, among other things, requested additional information regarding our selected predicate device and clinical data provided in the 510(k). Responding to this request has added time to our approval process and may require additional testing, including clinical trials.

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

The FDA may make requests or suggestions regarding conduct of our clinical trials, resulting in an increased risk of difficulties or delays in obtaining regulatory approval or clearance in the U.S. and increased costs. For example, during April 2019, we received an additional information (AI) letter request from the FDA that, among other things, requested additional information regarding our selected predicate device and clinical data provided in the 510(k). Responding to this request may require additional testing, including clinical trials. As part of the process for regulatory approval or clearance, we may, from time to time, elect to withdraw an application. For example, during September 2017, the FDA requested that we submit additional data in connection with our application seeking clearance of our system for soft tissue ablation. Subsequent to this FDA request, we chose to withdraw our application.

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

The market price of our common stock has been highly volatile, and we expect it to continue to be highly volatile for the foreseeable future in response to many risk factors listed in this section, and others beyond our control, including:

•	results of clinical trials of our planned products or those of our competitors;
•	actions by regulatory bodies, such as the FDA, that effect our business or have the effect of delaying or rejecting approval or clearance of our planned products such as the CellFX System;
•	actual or anticipated fluctuations in our financial condition and operating results;
•	announcements by our customers, partners or suppliers relating directly or indirectly to our products, services or technologies;
•	announcements of technological innovations by us or our competitors;
•	changes in laws or regulations applicable to our planned products;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments or achievement of significant milestones;
•	additions or departures of key personnel;
•	competition from existing products or new products that may emerge;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	disputes or other developments related to proprietary rights, including patents, litigation matters or our ability to obtain intellectual property protection for our technologies;
•	announcements or expectations of additional financing efforts;
•	sales of our common stock by us or our stockholders;
•	stock price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	reports, guidance and ratings issued by securities or industry analysts;
•	overall conditions in our industry and market; and
•	general economic and market conditions.

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

A significant percentage of our outstanding stock is held by a limited number of investors, including Robert W. Duggan. Mr. Duggan, Chairman of the Board, beneficially owns approximately 44% of our common stock outstanding as of the date of this Quarterly Report. As a result, such persons will have significant influence over corporate actions requiring stockholder approval, including the following actions:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Default Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
10.19	First Amendment to Lease between Pulse Biosciences, Inc. and Hayward Point Eden I Limited Partnership dated May 28, 2019.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

PULSE BIOSCIENCES, INC.

Date: August 8, 2019	By:	/s/ Brian B. Dow
Brian B. Dow
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)