Form 10-Q/A
period 2019-03-31
Pulse Biosciences, Inc.
filed 2019-09-11
CIK 1625101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒

Number of shares outstanding of the issuer’s common stock as of August 30, 2019:  20,768,444

Explanatory Note

Pulse Biosciences, Inc. (the “Company”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2019 (the “Original Filing”).

This Amendment is being filed solely for the purpose of updating Exhibits 31.1 and 31.2.  The original exhibits inadvertently omitted certain language regarding management’s responsibility for establishing and maintaining internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  Management has, and at the date of the original filing had, designed internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements in accordance with generally accepted accounting principles.

Except for the foregoing, the Original Filing remains unchanged. This Amendment does not reflect any events occurring after the filing of the Original Filing, nor does it modify or otherwise update in any way disclosures made in the Original Filing. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

PART II. OTHER INFORMATION

Item 6. Exhibits

See the Exhibit Index following the signature page to this Amendment No. 1 to the Quarterly Report on Form 10-Q/A for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULSE BIOSCIENCES, INC.

Dated: September 10, 2019	By:	/s/ Brian Dow
Brian Dow

Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

2

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

* The certification attached as Exhibit 32.1 that accompanies this Amendment No. 1 to the Quarterly Report on Form 10-Q/A is deemed furnished and not filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Pulse Biosciences, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Amendment No. 1 to the Quarterly Report on Form 10-Q/A, irrespective of any general incorporation language contained in such filing.

3