Form 10-Q/A
period 2019-06-30
Pulse Biosciences, Inc.
filed 2019-09-11
CIK 1625101

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

Explanatory Note

Pulse Biosciences, Inc. (the “Company”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019 filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2019 (the “Original Filing”).

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