Form 10-Q
period 2019-09-30
Pulse Biosciences, Inc.
filed 2019-11-07
CIK 1625101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

Form 10-Q

___________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, there were 20,788,149 shares of the registrant's common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PULSE BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands except par value amounts)	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$9,570	$51,103
Investments	24,928	8,480
Prepaid expenses and other current assets	1,437	779
Total current assets	35,935	60,362
Property and equipment, net	2,428	2,173
Intangible assets, net	4,713	5,213
Goodwill	2,791	2,791
Right-of-use assets	1,190	—
Other assets	1,645	101
Total assets	$48,702	$70,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,816	$1,272
Accrued expenses	2,054	1,421
Deferred rent, current	—	415
Lease liability, current	177	—
Total current liabilities	4,047	3,108

Deferred rent, net of current	—	1,198
Lease liability, net of current	3,674	—
Total liabilities	7,721	4,306

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized – 50,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value: authorized – 500,000 shares; issued and outstanding – 20,788 shares and 20,593 shares at September 30, 2019 and December 31, 2018, respectively	21	21
Additional paid-in capital	149,853	142,032
Accumulated other comprehensive income (loss)	8	(1)
Accumulated deficit	(108,901)	(75,718)
Total stockholders’ equity	40,981	66,334
Total liabilities and stockholders’ equity	$48,702	$70,640

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Revenue	$—	$—	$—	$—
Operating expenses:
General and administrative	5,606	5,675	15,153	16,230
Research and development	6,192	5,038	18,371	12,174
Amortization of intangible assets	166	166	500	499
Total operating expenses	11,964	10,879	34,024	28,903
Other income:
Interest income	218	118	841	311
Total other income	218	118	841	311
Net loss	(11,746)	(10,761)	(33,183)	(28,592)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale securities	(14)	(3)	9	48
Comprehensive loss	$(11,760)	$(10,764)	$(33,174)	$(28,544)
Net loss per share:
Basic and diluted net loss per share	$(0.57)	$(0.64)	$(1.60)	$(1.69)
Weighted-average shares used to compute net loss per common share — basic and diluted	20,774	16,927	20,728	16,883

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine-Month Periods Ended
	September 30,
(in thousands)	2019	2018
Cash flows from operating activities:
Net loss	$(33,183)	$(28,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	390	474
Amortization of intangible assets	500	499
Stock-based compensation	7,739	9,988
Net premium amortization on investments	(458)	(100)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(658)	(683)
Accounts payable	544	499
Accrued expenses	633	623
Other assets	(2,734)	—
Other current and non-current liabilities	2,238	(296)
Net cash used in operating activities	(24,989)	(17,588)
Cash flows from investing activities:
Purchases of property and equipment	(645)	(243)
Purchases of investments	(72,981)	(39,799)
Maturities of investments	57,000	35,065
Sales of investments	—	24,875
Net cash provided by (used in) investing activities	(16,626)	19,898
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	423	327
Tax payments related to shares withheld for vested restricted stock units	(613)	(115)
Proceeds from exercises of stock options	272	423
Net cash provided by financing activities	82	635
Net increase (decrease) in cash and cash equivalents	(41,533)	2,945
Cash and cash equivalents at beginning of period	51,103	3,386
Cash and cash equivalents at end of period	$9,570	$6,331

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gains (losses) on available-for-sale securities	$9	$48
Equipment purchased in accounts payable and accrued expenses	$219	$39

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2018	20,593	$21	$142,032	$(1)	$(75,718)	$66,334
Issuance of shares upon exercise of stock options	99	—	272	—	—	272
Issuance of shares under employee stock purchase plan	38	—	423	—	—	423
Issuance of shares upon vesting of restricted stock units	58	—	—	—	—	—
Stock-based compensation expense	—	—	7,739	—	—	7,739
Tax payments related to shares withheld for vested restricted stock units	—	—	(613)	—	—	(613)
Unrealized gains on available-for-sale securities	—	—	—	9	—	9
Net loss	—	—	—	—	(33,183)	(33,183)
Balance, September 30, 2019	20,788	$21	$149,853	$8	$(108,901)	$40,981

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, June 30, 2019	20,768	$21	$146,973	$22	$(97,155)	$49,861
Issuance of shares under employee stock purchase plan	20	—	201	—	—	201
Stock-based compensation expense	—	—	2,679	—	—	2,679
Unrealized losses on available-for-sale securities	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(11,746)	(11,746)
Balance, September 30, 2019	20,788	$21	$149,853	$8	$(108,901)	$40,981

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2017	16,819	$17	$84,202	$(51)	$(38,173)	$45,995
Issuance of shares upon exercise of stock options	117	—	423	—	—	423
Issuance of shares under employee stock purchase plan	24	—	327	—	—	327
Issuance of shares upon exercise of warrants	24	—	—	—	—	—
Stock-based compensation expense	—	—	9,988	—	—	9,988
Tax payments related to shares withheld for vested restricted stock units	—	—	(115)	—	—	(115)
Unrealized gains on available-for-sale securities	—	—	—	48	—	48
Net loss	—	—	—	—	(28,592)	(28,592)
Balance, September 30, 2018	16,984	$17	$94,825	$(3)	$(66,765)	$28,074

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, June 30, 2018	16,886	$17	$91,034	$—	$(56,004)	$35,047
Issuance of shares upon exercise of stock options	62	—	258	—	—	258
Issuance of shares under employee stock purchase plan	12	—	139	—	—	139
Issuance of shares upon exercise of warrants	24	—	—	—	—	—
Stock-based compensation expense	—	—	3,394	—	—	3,394
Unrealized losses on available-for-sale securities	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(10,761)	(10,761)
Balance, September 30, 2018	16,984	$17	$94,825	$(3)	$(66,765)	$28,074

PULSE BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In this Quarterly Report on Form 10-Q (“Quarterly Report”), “Pulse,” “Pulse Biosciences,” “we,” “us,” “our” and the “Company” refer to Pulse Biosciences, Inc. and its wholly-owned subsidiaries, unless expressly indicated or the context otherwise requires.

1.  Description of the Business

Pulse Biosciences, Inc. is a novel bioelectric medicine company committed to health innovation that improves and potentially extends the lives of patients. The Company is pursuing regulatory clearance to market its first product, its proprietary CellFX System. The Company’s CellFX System utilizes its patented Nano-Pulse Stimulation™ (NPS™) technology to treat a variety of applications for which an optimal solution remains unfulfilled. NPS is a proprietary technology that delivers nano-second duration pulses of high amplitude electrical energy to non-thermally clear targeted cells while sparing adjacent non-cellular tissue. The cell-specific effects of NPS technology have been validated in a series of completed and ongoing clinical studies.

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (“Financial Statements”) have been prepared on a basis consistent with the Company’s December 31, 2018 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The Financial Statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission and, as permitted by such rules and regulations, omit certain information and footnote disclosures necessary to present the financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The condensed consolidated balance sheet as of December 31, 2018 was derived from the audited consolidated financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three- and nine-month periods ended September 30, 2019 are not necessarily indicative of the results to be expected for the entire year or any future periods.

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three- and nine-month periods ended September 30, 2019, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, except for the adoption of ASU No. 2016-02, Leases, as of January 1, 2019.

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Pulse Biosciences and its wholly-owned subsidiaries. Intercompany balances and transactions, if any, have been eliminated in consolidation.

Net Loss per Share

The Company calculates basic net loss per share by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding during the period. For purposes of this calculation, options to purchase common stock and common stock warrants are considered common stock equivalents. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted net loss per share.

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

The following outstanding stock options, warrants and restricted stock units were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Nine-Month Periods Ended
	September 30,
	2019	2018
Common stock warrants	213,485	213,485
Common stock options	3,545,491	2,858,387
Restricted stock units	111,305	222,606
Total	3,870,281	3,294,478

Reclassifications

Certain items in prior period financial statements have been reclassified to conform to the presentation in the current period financial statements. Such reclassifications did not impact the Company's previously reported net loss or financial position.

3.  Fair Value of Financial Instruments

The authoritative guidance with respect to fair value established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels, and requires that assets and liabilities carried at fair value to be classified and disclosed in one of three categories, as presented below.

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

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis as of September 30, 2019 and December 31, 2018, respectively (in thousands):

		September 30, 2019				December 31, 2018
Assets	Classification	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$5,912	$—	$—	$5,912	$50,703	$—	$—	$50,703
U.S. Treasury Securities	Investments, cash and cash equivalents	—	27,919	—	27,919	—	8,480	—	8,480
Total assets measured at fair value		$5,912	$27,919	$—	$33,831	$50,703	$8,480	$—	$59,183

The Company did not have any financial liabilities measured on a recurring basis as of September 30, 2019 or December 31, 2018.

During the nine-month period ended September 30, 2019, there were no transfers between Level 1, Level 2 or Level 3 assets or liabilities reported at fair value on a recurring basis, and the valuation techniques used did not change compared to the Company’s established practice.

4.  Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Leasehold improvements	$2,248	$2,248
Laboratory equipment	677	518
Furniture, fixtures, and equipment	261	248
Software	118	118
Construction in progress	506	33
	3,810	3,165
Less: Accumulated depreciation	(1,382)	(992)
	$2,428	$2,173

Depreciation expense was $0.1 million and $0.2 million for the three-month periods ended September 30, 2019 and 2018, respectively. Depreciation expense was $0.4 million and $0.5 million, for the nine-month periods ended September 30, 2019 and 2018, respectively.

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

Intangible assets, net consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Acquired patents and licenses	$7,985	$7,985
Less: Accumulated amortization	(3,272)	(2,772)
	$4,713	$5,213

A schedule of the amortization of intangible assets for the remainder of 2019 and the succeeding five fiscal years and thereafter is as follows (in thousands):

Year Ending December 31:
2019 (remaining 3 months)	$166
2020	665
2021	665
2022	665
2023	665
2024	665
Thereafter	1,222
$4,713

6.  Goodwill

In 2014, the Company acquired three companies (the “acquisitions”) for aggregate consideration of $5.5 million. In accordance with ASC Topic 805, Business Combinations, the Company recorded goodwill of $2.8 million in connection with the acquisitions as the consideration paid exceeded the fair value of the net tangible assets and the intangible assets acquired.

The Company reviews goodwill for impairment at least annually or whenever changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Based on the Company’s annual impairment test as of December 31, 2018 the Company determined that no impairment of goodwill existed and was not aware of any indicators of impairment at such date. In addition, there were no indicators of impairment at September 30, 2019.

7.  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Compensation expense	$1,057	$938
Accrued clinical	377	156
Professional fees	94	274
Property and equipment	219	—
Other	307	53
	$2,054	$1,421

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

Common Stock Warrants

In connection with a private placement offering of the Company’s common stock, par value $0.001 per share in 2014, the Company issued warrants as compensation to the placement agent to purchase a total of 299,625 shares of its common stock at a price of $2.67 per share (the “Private Placement Warrants”). The Private Placement Warrants are exercisable for period of seven years. As of September 30, 2019, there were a total of 91,876 of Private Placement Warrants outstanding. In connection with the closing of the Company’s initial public offering in 2016, the Company issued warrants as compensation to its underwriters, as representatives of the underwriters of its initial public offering to purchase a total of 574,985 shares of its common stock at a price of $5.00 per share (“the IPO Warrants”). The IPO Warrants are exercisable for a period of five years. As of September 30, 2019, there were a total of 121,609 of the IPO Warrants outstanding.

Equity Plans

2017 Equity Incentive Plan and 2017 Inducement Equity Incentive Plan

The Board of Directors of the Company (the “Board”) previously adopted, and the Company’s stockholders approved, the Company’s 2017 Equity Incentive Plan (the “2017 Plan”).

The 2017 Plan has a 10-year term, and provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and performance shares to employees, directors and consultants of the Company and any parent or subsidiary of the Company, as the Compensation Committee of the Board may determine. Subject to an annual evergreen increase and adjustment in the case of certain capitalization events, the Company initially reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to awards under the 2017 Plan. In addition, shares remaining available under the Company’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”), and shares reserved but not issued pursuant to outstanding equity awards that expire or terminate without being exercised or that are forfeited or repurchased by the Company will be added to the shares of common stock available for issuance under the 2017 Plan. The 2017 Plan is administered by the Board’s Compensation Committee. Effective January 1, 2019, the Company’s Board authorized an increase in the number of shares of common stock available under the 2017 Plan increased by 823,716 shares pursuant to the evergreen provision of the 2017 Plan. Pursuant to the 2017 Plan, the 2019 share increase is determined based on the least of (i) 1,200,000 shares, (ii) 4% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. As of September 30, 2019, 1,090,058 shares of common stock remained available for issuance under the 2017 Plan.

During November 2017, the Board adopted the 2017 Inducement Equity Incentive Plan (the “Inducement Plan”) and reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan was adopted without stockholder approval.

The Inducement Plan has a 10-year term, and provides for the grant of equity-based awards, including nonstatutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares and performance units, and its terms are substantially similar to the 2017 Plan, including with respect to treatment of equity awards in the event of a

“merger” or “change in control” as defined under the Inducement Plan. Options issued under the Inducement Plan may have a term up to ten years and have variable vesting provisions. New hire grants generally vest 25% annual starting upon the first anniversary of the grant. Equity-based awards issued under the Inducement Plan are only issuable to individuals not previously engaged as employees or non-employee directors of the Company prior to the Inducement Plan’s adoption date. As of September 30, 2019, there were 190,875 shares of common stock remained available for issuance under the Inducement Plan.

2017 Employee Stock Purchase Plan

The Board previously adopted and the stockholders approved the Company’s 2017 Employee Stock Purchase Plan (the “2017 ESPP”).

The 2017 ESPP is a broad-based plan that provides employees of the Company and its designated affiliates with the opportunity to become stockholders through periodic payroll deductions that are applied towards the purchase of Company common shares at a discount from the then-current market price. Subject to adjustment in the case of certain capitalization events, a total of 250,000 common shares of the Company were available for purchase at adoption of the 2017 ESPP.  Pursuant to the 2017 ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 450,000 shares, (ii) 1.5% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. During January 2019, the Board determined not to increase the number of shares of common stock available under the 2017 ESPP pursuant to the evergreen provision of the 2017 ESPP.  During the nine-month period ended September 30, 2019, the Company issued 38,279 shares of common stock under the 2017 ESPP. As of September 30, 2019, there were 440,195 shares of common stock remained available for issuance under the 2017 ESPP.

A  summary of stock option activity under the 2015 Plan, 2017 Plan and Inducement Plan for the nine-months ended September 30, 2019 is presented below:

	Stock Options Outstanding
			Weighted-
		Weighted-	average
	Number	average	remaining life
	of shares	exercise price	(in years)
Balances — December 31, 2018	2,956,687	$17.04	7.6
Options granted	917,182
Options exercised	(98,928)
Options canceled	(64,805)
Options expired	(164,645)
Balances — September 30, 2019	3,545,491	$16.36
Exercisable — September 30, 2019	1,864,496	$16.18

The table above excludes 31,875 performance stock options granted during the six-month period ended June 30, 2018 for which the performance criteria had not been established as of September 30, 2019.

Stock-based Compensation

Total stock-based compensation expense consisted of the following (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2019	2018	2019	2018
General and administrative	$1,735	$2,483	$4,881	$7,533
Research and development	944	910	2,858	2,455
Total stock-based compensation expense	$2,679	$3,393	$7,739	$9,988

The Company estimated the fair value of employee stock options on the grant date using the Black-Scholes option pricing model. The estimated fair value of employee stock options is amortized on a straight-line basis over the requisite service period of the awards. The Company reviews and, when deemed appropriate, updates the assumptions used on a periodic basis. Due to the limited trading history of the Company’s common stock, the Company utilizes a portfolio of comparable companies to estimate volatility. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2019	2018	2019	2018
Expected term in years	5.8 - 6.1	6.1	0.4 - 6.1	5.3 - 6.1
Expected volatility	70%	70%	70%	70%
Risk-free interest rate	1.4 - 1.7%	2.9%	1.4 - 2.6%	2.7 - 2.9%
Dividend yield	—	—	—	—

The Company estimated the fair value of ESPP on the grant date using the Black-Scholes option pricing model. The estimated fair value of ESPP is amortized on a straight-line basis over the requisite service period of the awards. The Company reviews and, when deemed appropriate, updates the assumptions used on a periodic basis. The Company utilizes its estimated volatility in the Black-Scholes option pricing model to determine the fair value of ESPP. The fair value of ESPP was estimated using the following weighted-average assumptions:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2019	2018	2019	2018
Expected term in years	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Expected volatility	70%	70%	70%	70%
Risk-free interest rate	1.7 - 1.9%	2.3 - 2.5%	1.7 - 2.6%	1.9 - 2.5%
Dividend yield	—	—	—	—

The fair value of restricted stock unit (“RSUs”) awards is determined based on the number of units granted and the closing price of the Company’s common stock as of the grant date. The estimated fair value of RSUs is recognized on a straight-line basis over the requisite service period. During the three-month period ended June 30, 2017, the Company granted 160,974 RSUs, all of which vested, pursuant to which no shares were issued, during June 2018. Additional paid-in capital was reduced by $0.1 million for tax payments related to shares withheld in connection with the vesting of the RSUs.  During the nine-month period ended September 30, 2019, the Company issued 40,582 shares. Additional paid-in capital was reduced by $0.4 million for tax payments related to shares withheld in connection with the issuance of the RSUs. The stock-based compensation expense related to these RSUs was approximately $0 and $2.1 million for the three- and nine-month periods ended September 30, 2018, respectively. For the three- and nine-month periods ended September 30, 2019, there was no stock-based compensation expense recognized related to these RSUs.

During the three-month period ended September 30, 2017, the Company granted 68,800 RSUs to certain employees which vest 50% on June 1, 2019 with the remaining 50% vesting on June 1, 2021. In the event of a change in control, these RSUs vest 100%. During the nine-month period ended September 30, 2019, the Company issued 17,456 shares in connection of the vesting of these RSUs. Additional paid-in capital was reduced by $0.2 million for tax payments related to shares withheld in connection with the vesting of the RSUs. The stock-based compensation expense related to these RSUs was approximately $0.1 million and $0.3 million for the three-month and nine-month periods ended September 30, 2019, respectively. The stock-based compensation expense related to these RSUs was approximately $0.1 million and $0.3 million for the three- and nine-month periods ended September 30, 2018, respectively.

9.  Research Grants and Agreements

Sponsored Research Agreement

The Company may annually sponsor research activities  (“SRAs”) performed by the ODURF’s Frank Reidy Center. ODURF is compensated by the Company for its conduct of each study in accordance with the budget and payment terms set forth in the applicable task order. During the quarter ended September 30, 2019, the Company agreed to sponsor $0.8 million in research during the subsequent 12-month period funded through monthly payments made upon ODURF certifying, to the Company’s reasonable satisfaction, that ODURF has met its obligations pursuant to the specified task order and statement of work. The principal investigator may transfer funds with the budget as needed without the Company’s approval so long as the obligations of ODURF under the task order and statement of work remain unchanged and unimpaired. As of September 30, 2019, approximately $0.8 million remained payable under this agreement.

During the three-month periods ended September 30, 2019 and 2018, the Company paid and incurred costs relating to the SRAs equal to $0.1 million and $0.1 million, respectively. During the nine-month periods ended September 30, 2019 and 2018, the Company paid and incurred costs related to the SRAs equal to $0.6 million and $0.6 million, respectively.

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

The Company will continue to pay base monthly rent for the existing premises in accordance with the terms of the Existing Lease. The Expansion Premises’ base monthly rent shall be abated for the first four (4) months of the Lease Term and thereafter will be $2.25 per rentable square foot for the Expansion Premises, with specified annual increases occurring thereafter until reaching approximately $3.819 per rentable square foot during the last six (6) months of the Lease Term. The total base rent beginning on the Expansion Commencement Date through the minimum term of the lease is not calculable at this time since the total base rent will depend on the date the Phase 2 portion of the Expansion Premises is “Ready for Occupancy.” In addition to base rent, the Company will continue to be required to reimburse the Landlord for certain expenses during the Lease Term. Under the Lease Amendment, the Company is required to increase its refundable security deposit by $264,264.88 to equal $364,937.68.

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

Information related to the Company's right-of-use assets and related lease liabilities were as follows (in thousands except for remaining lease term and discount rate):

Cash paid for operating lease liabilities	$263
Right-of-use assets recognized in exchange for new lease obligations	1,190

Current operating lease liabilities	177
Non-current operating lease liabilities	3,674
Total lease liabilities	$3,851

Weighted-average remaining lease term	10.09
Weighted-average discount rate	10%

Maturities of lease liabilities as of September 30, 2019 were as follows (in thousands):

Year Ending December 31:
2019 (remaining 3 months)	$136
2020	554
2021	574
2022	581
2023	577
Thereafter	3,792
Total lease payments	6,214
Less imputed interest	(2,363)
Total lease liabilities	$3,851

During the three-month periods ended September 30, 2019 and 2018, rent expense, including common area maintenance charges, was approximately $0.1 million and $57,000, respectively. During the nine-month periods ended September 30, 2019 and 2018, rent expense, including common area maintenance charges, was approximately $0.2 million and $0.2 million, respectively.

Legal Proceedings

The Company maintains indemnification agreements with its directors and officers that may require the Company to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law.

From time to time, the Company may be involved in a variety of claims, lawsuits, investigations and proceedings relating to securities laws, product liability, patent infringement, contract disputes and other matters relating to various claims that arise in the normal course of the Company’s business. The Company currently believes that these ordinary course matters are not material to the financial statements of the business; however, the results of litigation and claims are inherently unpredictable.

11.   Related Party Transactions

Kenneth A. Clark, a director of the Company since November 2017, is a member of the law firm of Wilson Sonsini Goodrich and Rosati (“WSGR”), which also serves as the outside corporate counsel to the Company. During the three- and nine-month periods ended September 30, 2019, the Company incurred expenses reported in general and administrative expenses in the consolidated statement of operations for legal services rendered by WSGR totaling approximately $0.1 million and $0.3 million, respectively. During the three- and nine-month periods ended September 30, 2018, the Company incurred expenses for legal services rendered by WSGR totaling approximately $0.3 million and $1.1 million, respectively.

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

Overview

We are a novel bioelectric medicine company committed to health innovation that improves and potentially extends the lives of patients. We are pursuing regulatory clearance from the  U.S. Food and Drug Administration (“FDA”) for our proprietary CellFX System, the first planned commercial product to harness the distinctive advantages of our NPS technology platform.

Plan of Operation

We intend to commercialize novel, proprietary, and differentiated products that have the potential to significantly improve patient outcomes in the markets we intend to serve. To achieve this plan, we intend to:

•

Demonstrate the unique benefits of our proprietary CellFX System and its unique mechanism of action across a number of compelling indications. The CellFX System is the only tunable nanosecond pulsed energy system designed for use in human medicine of which we are aware. Our proprietary CellFX System allows for the adjustment of four key pulsing parameters: pulse duration, pulse amplitude, pulse frequency, and the number of pulses, depending on the tissue and desired treatment outcome. We have conducted and are conducting several clinical studies, including studies in Sebaceous Hyperplasia (SH), a common but difficult to treat facial lesion, Seborrheic Keratosis (SK), the most common benign raised pigmented lesion, Basal Cell Carcinoma (BCC), the most common form of skin cancer, cutaneous non-genital warts, and acne. We expect to conduct clinical studies on an ongoing basis to continue to demonstrate the value of our CellFX System across a growing list of applications;

•

Commercialize our proprietary CellFX System and applications for its use across a broad array of clinical indications. During February 2019, we submitted a Pre-Market Notification 510(k) to the FDA seeking clearance to commercialize our CellFX System. Our FDA filing requests clearance of the CellFX System for commercial use in common dermatologic procedures to remove general benign lesions including SH and SK. On April 30, 2019, we received an additional information (AI) letter from the FDA that, among other things, requested additional information regarding our selected predicate device and clinical study data provided in the 510(k) submission. We continue to believe our selected predicate device and the results from our clinical studies support a 510(k) clearance. We submitted our response to the AI letter during the third quarter of 2019 and anticipate a decision from the FDA during the fourth quarter of 2019.  Subject to regulatory clearance, we plan to commercially introduce our CellFX System in the United States.

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

There have been no material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K as of and for the year ended December 31, 2018, except for the adoption of the lease accounting standard as of January 1, 2019 as disclosed in Note 2 to the accompanying unaudited condensed consolidated financial statements.

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

Results of Operations

Comparison of the three-month periods ended September 30, 2019 and 2018

Our condensed consolidated statements of operations as discussed herein are presented below:

	Three-Month Periods Ended
	September 30,
(in thousands)	2019	2018	$ Change
Revenue	$—	$—	$—
Operating expenses:
General and administrative	5,606	5,675	(69)
Research and development	6,192	5,038	1,154
Amortization of intangible assets	166	166	—
Total operating expenses	11,964	10,879	1,085
Other income:
Interest income	218	118	100
Total other income	218	118	100
Net loss	$(11,746)	$(10,761)	$985

General and Administrative

General and administrative expenses consist of salaries and related expenses for executives, finance, legal, human resources, information technology and administrative personnel, professional fees, patent fees and costs, insurance costs and other general corporate expenses. General and administrative expenses decreased by $0.1 million to $5.6 million for the three-month period ended September 30, 2019, from $5.7 million during the same period in 2018 primarily due to $0.7 million of decreased stock-based compensation and $0.1 million of decreased professional fees, partially offset by $0.5 million of increased employee compensation costs and $0.2 million of increased insurance. Compensation related expenses increased due to an increase in headcount. General and administrative expenses are expected to continue at approximately the current rate for the remainder of 2019.

Research and Development

Research and development expenses consist of salaries and related expenses for research and development personnel, clinical trials and consulting costs related to the design, development and enhancement of our potential future products, prototype material and devices. Research and development expenses increased by $1.2 million to $6.2 million for the three-month period ended September 30, 2019, from $5.0 million during the same period in 2018 primarily due to $0.6 million of increased employee compensation costs, $0.5 million of expenses incurred in connection with information technology systems development and infrastructure, and $0.1 million of manufacturing supplies. Headcount increases during 2019 contributed to increased employee compensation costs. Information technology expenses increased during 2019 as a result of the development of the CellFX System network and cloud marketplace as well as the Company’s expanded infrastructure. Manufacturing expenses increased as a result of the purchase of components for the next generation of our system. Research and development expenses are expected to continue at approximately the current rate for the remainder of 2019.

Interest Income

Interest income increased by $0.1 to $0.2 million for the three-month period ended September 30, 2019, from $0.1 million during the same period in 2018 primarily due to the higher interest rates earned on cash and investment balances.

Comparison of the nine-month periods ended September 30, 2019 and 2018

Our condensed consolidated statements of operations as discussed herein are presented below:

	Nine-Month Periods Ended
	September 30,
(in thousands)	2019	2018	$ Change
Revenue	$—	$—	$—
Operating expenses:
General and administrative	15,153	16,230	(1,077)
Research and development	18,371	12,174	6,197
Amortization of intangible assets	500	499	1
Total operating expenses	34,024	28,903	5,121
Other income:
Interest income	841	311	530
Total other income	841	311	530
Net loss	$(33,183)	$(28,592)	$4,591

General and Administrative

General and administrative expenses decreased by $1.1 million to $15.2 million for the nine-month period ended September 30, 2019, from $16.2 million during the same period in 2018 primarily due to $2.7 million of decreased stock-based compensation expenses, $0.3 million of decreased professional and consulting fees and $0.1 million of decreased administrative expenses, partially offset by $1.3 million of increased employee compensation costs, $0.5 million of increased insurance costs, and $0.3 million of increased travel expenses. Compensation costs increased primarily due to increased headcount.  Stock-based compensation decreased due to the value ascribed to options and restricted stock units granted during the first nine months of 2019 and 2018. Professional services and consulting costs decreased due to legal costs related to intellectual property matters and the cost of reincorporation from the State of Nevada to the State of Delaware in 2018.

Research and Development

Research and development expenses increased by $6.2 million to $18.4 million for the nine-month period ended September 30, 2019, from $12.2 million during the same period in 2018, primarily due to $2.3 million of increased compensation costs, $1.2 million of increased clinical trials expenses, $1.2 million of increased information technology related costs, $0.7 million of increased engineering prototype and equipment costs, $0.4 million of increased stock-based compensation, $0.3 million of increased travel expenses, and $0.1 million of increased consulting fees. Compensation costs and stock-based compensation expenses increased primarily due to increased headcount. Clinical trial costs increased due to our clinical studies related to our NPS for the treatment of non-genital warts, sebaceous hyperplasia and seborrheic keratosis in addition to increased materials purchased during the nine-month period ended September 30, 2019, for the assembly of clinical systems to be used in clinical trials. Information technology expenses increased due to development costs related to the CellFX System network and cloud marketplace development as well as the Company’s expanded infrastructure.

Interest Income

Interest income increased by $0.5 million to $0.8 million for the nine-month period ended September 30, 2019, from $0.3 million during the same period in 2018 primarily due to the higher investment principal balances and higher interest rates earned on cash equivalent and investment balances.

Liquidity and Capital Resources

To date, we have not generated any revenues from product sales and do not expect to generate revenues from product sales in 2019. Since inception, we have funded our business primarily through the issuance of equity securities and grants from governmental agencies. Over the next few years, we intend to invest in research and development to develop commercially viable products and to assess the feasibility of potential future products. Additionally, we expect that our general and administrative expenses will increase as we incur substantial incremental costs associated with operating as a public company.

Our condensed consolidated statements of cash flows as discussed herein are presented below:

	Nine-Month Periods Ended
	September 30,
(in thousands)	2019	2018
Net cash used in operating activities	$(24,989)	$(17,588)
Net cash provided by (used in) investing activities	(16,626)	19,898
Net cash provided by financing activities	82	635
Net increase (decrease) in cash and cash equivalents	(41,533)	2,945

As of September 30, 2019, we had cash, cash equivalents and investments of $34.5 million. During the nine months ended September 30, 2019, we incurred a net loss of $33.2 million and used $25.0 million in cash for operating activities. In addition, we had an accumulated deficit of $108.9 million as of September 30, 2019.

We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements for at least the next twelve months from the filing date of this Quarterly Report. However, we plan to raise additional capital in the future. These expectations are based on our current operating and financing plans which are subject to change. Until we are able to generate sustainable product revenues at profitable levels, we expect to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such additional funds may not be available on terms acceptable to us or at all. If we raise funds by issuing equity or equity-linked securities, the ownership of our stockholders will be diluted and the holders of new equity securities may have priority rights over our existing stockholders. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into agreements on unattractive terms. Our inability to raise capital could have a material adverse effect on our business, financial condition and results of operations.

Operating Activities

Our primary uses of cash in operating activities are for ongoing product development.

During the nine-month period ended September 30, 2019, we used cash of $25.0 million in operating activities. The difference between cash used in operating activities and net loss consisted primarily of stock-based compensation and depreciation and amortization, and an increase in accounts payable, partially offset by increased prepaid expenses and other current assets and decreases in accrued expenses and deferred rent.

During the nine-month period ended September 30, 2018, we used cash of $17.6 million in operating activities. The difference between cash used in operating activities and net loss consisted primarily of stock-based compensation and depreciation and amortization, and an increase in accounts payable, partially offset by an increase in prepaid expenses and other current assets and decreases in accrued expenses and deferred rent.

Investing Activities

Our investing activities consist primarily of investment purchases, sales and maturities and capital expenditures.

During the nine-month period ended September 30, 2019, $16.6 million of cash used in investing activities was from the purchase of available-for-sale securities of $73.0 million and $0.6 million of cash used in the purchase of property and equipment, partially offset by $57.0 million of cash proceeds from the maturities of investments.

During the nine-month period ended September 30, 2018, $19.9 million of cash provided by investing activities was from the sale of investments of $24.9 million and $35.1 million of cash proceeds from the maturities of investments, partially offset by $39.8 million of cash used for the purchase of available-for-sale securities and $0.2 million cash used in purchase of property and equipment.

Financing Activities

During the nine-month period ended September 30, 2019, cash provided from financing activities was $0.1 million primarily due to $0.7 million of cash received from stock option exercises and the sale of stock under our employee stock purchase plan, partially offset by $0.6 million of taxes payables from the release and net settlement of previously issued RSUs.

During the nine-month period ended September 30, 2018, cash provided from financing activities was $0.6 million primarily due to cash received from stock option exercises and the sale of stock under our employee stock purchase plan.

Contractual Obligations

There have been no material changes outside the ordinary course of our business to the contractual obligations since disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

At September 30, 2019, we did not have any transactions, obligations or relationships that constitute off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. No liability associated with such indemnification agreements has been recorded as of September 30, 2019.

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

Interest Rate and Market Risk

As of September 30, 2019 and December 31, 2018, we had cash, cash equivalents and investments totaling $34.5 million and $59.6 million, respectively, all of which have maturities of less than three years. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of our cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio are not leveraged, are classified as available-for-sale, and are, due to their relatively short-term nature, subject to minimal interest rate risks. We currently do not hedge interest rate exposure. A decline in interest rates would reduce our interest income; however, because of the short-term maturities of our investments, we do not believe that a hypothetical 10% change in market interest rates would have a material negative impact on the value of our investment portfolio.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive and principal financial officers, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective (a) to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) to include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act, as amended, that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

We are highly dependent upon the principal members of our management team, including our Chief Executive Officer, Darrin Uecker, and the members of our finance, sales, marketing, scientific and engineering teams. These persons have significant experience and knowledge with sub-microsecond pulsed electric fields and more broadly in aesthetics, dermatology, life sciences and medical technologies. The loss of any team member could impair our ability to design, identify, and develop new intellectual property and new scientific or product ideas. The loss of a key employee, the failure of a key employee to perform in his or her current position or our inability to attract and retain skilled employees could result in our inability to continue to grow our business or to implement our business strategy. We compete for qualified management and scientific personnel with other life science companies, academic institutions and research institutions. Our employees could leave our company with little or no prior notice and may be free to work for a competitor. If one or more of our senior executives or other key personnel were unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and other senior management may be required to divert attention from other aspects of the business. In addition, we do not have “key person” life insurance policies covering any member of our management team or other key personnel. The loss of any of these individuals or any inability to attract or retain qualified personnel, including scientists, engineers and others, could prevent us from pursuing collaborations and materially and adversely affect our product development and introductions, business growth prospects, results of operations and financial condition.

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

In the ordinary course of our business, we and our third-party service providers may collect and store sensitive data, including legally protected health information, personally identifiable information about our patients, information related to our trials, intellectual property, and our proprietary business and financial information. We manage and maintain our applications and data utilizing a combination of on-site and vendor-owned systems. We face a number of risks related to our protection of, and our service providers’ protection of, this critical information, including loss of access, unauthorized disclosure and unauthorized access, as well as risks associated with our ability to identify and audit such events.

Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or otherwise breached due to employee error, malfeasance or other activities. While we have not experienced any such attack or breach, if such an event were to occur, our networks would be compromised and the information we store on those networks could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and regulatory penalties or the California Consumer Privacy Act of 2018 (the “CCPA”), which was enacted in June 2018 and will become effective in January 2020. The CCPA has been amended on multiple occasions, but without substantial modification of its fundamental obligations. When the CCPA’s obligations become effective, we will be required, among other things, to make certain enhanced disclosures related to California residents regarding our use or disclosure of their personal information, allow California residents to opt-out of certain uses and disclosures of their personal information without penalty, provide Californians with other choices related to personal data in our possession, and obtain opt-in consent before engaging in certain uses of personal information relating to Californians under the age of 16. The California Attorney General would be able to seek substantial monetary penalties and injunctive relief in the event of our non-compliance with the CCPA after its effective date. The CCPA also allows for private lawsuits from Californians in the event of certain data breaches. Certain aspects of the CCPA and its interpretation remain uncertain, and we may need to modify our policies or practices in an effort to comply with it. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to process tests, provide test results, provide services, conduct research and development activities, collect, process and prepare company financial information, provide information about our product candidates and manage the administrative aspects of our business and could damage our reputation, any of which could adversely affect our business.

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

We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. If not utilized, the federal and state NOL carryforwards will begin to expire in various years beginning after 2034. Under the Internal Revenue Code of 1986, as amended, or the Code, and certain similar state tax provisions, a corporation is generally allowed a deduction for net operating losses (“NOLs”), carried over from a prior taxable year. Under those provisions, we can carry forward our NOLs to offset our future taxable income, if any, until such NOLs are used or expire. The same is true of other unused tax attributes, such as tax credits.

In addition, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We believe that we have had one or more ownership changes, and, as a result, a portion of our existing NOLs may be subject to limitation. Future changes in our stock ownership could result in additional limitations. We may not be able to utilize a material portion of our NOLs even if we attain profitability.

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

Our facilities in the San Francisco Bay Area are located near known earthquake fault zones and are vulnerable to damage from earthquakes. We are also vulnerable to damage from other types of disasters, including fire, floods, power loss, communications failures and similar events. If any disaster were to occur, our ability to operate our business at our facilities would be seriously, or potentially completely, impaired. In addition, the nature of our activities could cause significant delays in our research programs and commercial activities and make it difficult for us to recover from a disaster. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions. Accordingly, an earthquake or other disaster could materially and adversely harm our ability to conduct business

Risks Related to Product Development

We currently do not have any products approved or cleared by the FDA or other similar foreign regulatory authorities for commercial sale or any commercialized products.

To date, we have invested a substantial amount of time and capital to research and develop the foundations of our technology and potential applications. For us to develop any products that might ultimately be commercialized, we will have to invest further time and capital in research and product development, obtaining regulatory approval or clearance, implementing regulatory compliance standards, and market development. Pending regulatory clearance of our CellFX System, we plan to commercially introduce our CellFX System in the United States. However, we may never develop any products that can be commercialized. All of our development efforts will require substantial additional investment, which may never result in any revenue. Our efforts may not lead to approved or commercially successful products for a number of reasons, including:

•	we may not be able to complete the development of any planned products;
•	we may not be able to obtain regulatory approvals or clearances for our planned products, or the approved indications may be narrower than we seek;
•	we may experience delays in our development program, clinical trials and the regulatory approval or clearance process;
•	our NPS technology may not prove to be safe or effective in clinical trials;
•	physicians may not receive any reimbursement from third-party payers, or the level of reimbursement may be insufficient to support widespread adoption of any of our products;
•	any products that are approved or cleared by regulatory authorities may not be accepted in the marketplace by physicians or patients;
•	we may not be able to manufacture our products in commercial quantities or at an acceptable cost; and
•	rapid technological change or the appearance of a new competitive technology may make our technology and products obsolete.

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

Before a new medical device or a new intended use for, an existing device can be marketed in the United States, a company must first submit and receive either 510(k) clearance or premarketing approval, or PMA, from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA will determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The PMA pathway requires an applicant to demonstrate with reasonable scientific data the safety and effectiveness of the device based on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. Products that are approved through a PMA application generally need FDA approval before they can be modified. Similarly, some modifications made to products cleared through a 510(k) may require a new 510(k). Either process can be expensive, lengthy and unpredictable. For example, during February 2019, we submitted a 510(k) to the FDA seeking clearance to commercialize our CellFX System. During April 2019, we received an AI letter request from the FDA that, among other things, requested additional information regarding our selected predicate device and clinical data provided in the 510(k). Responding to this has added time to our approval process and may require additional testing, including clinical trials. We submitted our response to the AI letter during the third quarter of 2019 and anticipate a decision from the FDA during the fourth quarter of 2019. However, we may not be able to obtain the necessary clearances or approvals necessary to market our CellFX System or such approvals or clearances may be unduly delayed, which could harm our business.

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

Obtaining a coverage determination, whether local or national, is a time-consuming, expensive and highly uncertain proposition, especially for a new technology, and inconsistent local determinations are possible. On average, Medicare coverage determinations for medical devices and products lag behind FDA approval or clearance. The Medicare statutory framework is also subject to administrative rulings, interpretations and discretion that affect the amount and timing of reimbursement made under Medicare. Medicaid coverage determinations and reimbursement levels are determined on a state by state basis, because Medicaid, unlike Medicare, is administered by the states under a state plan filed with the Secretary of the United States Department of Health and Human Services (HHS). Medicaid generally reimburses at lower levels than Medicare. Moreover, Medicaid programs and private insurers are frequently influenced by Medicare coverage determinations

We work with outside scientists and their institutions in developing product candidates. These scientists may have other commitments or conflicts of interest, which could limit our access to their expertise, harm our ability to leverage our discovery platforms, or negatively impact our clinical trials.

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

If we are the target of claims by third parties asserting that our products or intellectual property infringe upon the rights of others, we may be forced to incur substantial expenses or divert substantial employee resources from our business. If successful, those claims could result in our having to pay substantial damages or could prevent us from developing one or more product candidates. Further, if a patent infringement suit were brought against us or our collaborators, we or they could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit.

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

We hold licenses from Old Dominion University Research Foundation (“ODURF”) and Eastern Virginia Medical School (“EVMS”) and from Alfred E. Mann Institute for Biomedical Engineering at the University of Southern California to intellectual property relating to the sub-microsecond electric field technology, as well as applicator design and configuration, and pulse generators in addition to the intellectual property that we own for these things. For the continuance of the license with ODURF and EVMS, we must continue to comply with the various obligations set forth in the license. If we fail to meet these obligations, the licensor will have the right to terminate the applicable license or modify certain terms of the license agreement. Generally, the loss of any one of our current licenses, or any other license we may acquire in the future, could harm our business, prospects, financial condition and results of operation. In addition, some of our licenses from third parties limit the field in which we can use the licensed technology. Therefore, in order for us to use such licensed technology in potential future applications that are outside the licensed field of use, we may be required to negotiate new licenses with our licensors or expand our rights under our existing licenses. We cannot assure you that we will be able to obtain such licenses or expanded rights on reasonable terms or at all. In the event a dispute with our licensors were to occur, our licensors may seek to renegotiate the terms of our licenses, increase the royalty rates that we pay to obtain and maintain those licenses, limit the field or scope of the licenses, or terminate the license agreements. In addition, we have limited rights to participate in the prosecution and enforcement of the patents and patent applications that we have licensed. As a result, we cannot be certain that these patents and applications will be prosecuted and enforced in a manner consistent with the best interests of our business. Further, because of the rapid pace of technological change in our industry, we may need to rely on key technologies developed or licensed by third parties, and we may not be able to obtain licenses and technologies from these third parties at all or on reasonable terms. The occurrence of these events may have a material adverse effect on our business, financial condition or results of operations.

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

In addition, patent reform legislation may pass in the future that could lead to additional uncertainties and increased costs surrounding the prosecution, enforcement and defense of our patents and applications. Furthermore, the U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how the patent laws of the United States are interpreted. Similarly, foreign courts have made, and will likely continue to make, changes in how the patent laws in their respective jurisdictions are interpreted. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by U.S. and foreign legislative bodies. Those changes may materially affect our patents or patent applications and our ability to obtain additional patent protection in the future

Risks Related to Government Regulation

We may never receive regulatory approval or clearance, including that from the FDA, for any of our planned products.

We may never receive regulatory approval or clearance, including from the FDA, for any potential devices or products in the United States or in any foreign market. For example, during September 2017, we withdrew our application seeking clearance of our system for soft tissue ablation. In addition, in connection with the Pre-Market Notification 510(k) we submitted to the FDA seeking clearance to commercialize our CellFX System, in April 2019, we received an AI letter request from the FDA, among other things, requested additional information regarding our selected predicate device and clinical data provided in the 510(k). We submitted our response to the AI letter during the third quarter of 2019 and anticipate a decision from the FDA during the fourth quarter of 2019. Responding to this request has added time to our approval process and may require additional testing, including clinical trials. As such, it is highly speculative as to any timing for our planned products to be approved or cleared or commercialized. Investors need to take a long-term approach to an investment in our securities, as the commercial realization of our technology is speculative and well into the future.

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

If we experience any of these occurrences, our operations may suffer, we might experience harm to our competitive standing and result in further losses that adversely affect our financial condition. For example, in connection with the Pre-Market Notification 510(k) we submitted to the FDA seeking clearance to commercialize our CellFX System, during April 2019, we received an AI letter request from the FDA that, among other things, requested additional information regarding our selected predicate device and clinical data provided in the 510(k). We submitted our response to the AI letter during the third quarter of 2019 and anticipate a decision from the FDA during the fourth quarter of 2019. Responding to this request has added time to our approval process and may require additional testing, including clinical trials.

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

We are exposed to the risk that our employees and independent contractors, including principal investigators, consultants, any future commercial collaborators, service providers and other vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA and other similar regulatory bodies. There are many federal and state laws and regulations prohibiting fraud and abuse in the healthcare industry that can result in significant criminal and civil penalties. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our products for which we obtain marketing approval or clearance. Such laws include:

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

The number of pre-clinical and clinical tests that will be required for regulatory clearance or approval varies depending on the disease or condition to be treated, the method of treatment, the nature of the device, the jurisdiction in which we are seeking approval or clearance and the applicable regulations. Regulatory agencies, including those in the United States, Canada, Europe and other countries where medical devices and products are regulated, can delay, limit or deny approval of a product for many reasons. For example, regulatory agencies:

•	may not deem a technology or device to be reasonably safe or effective for any intended use or indication;
•	may interpret data from pre-clinical and clinical testing differently than we do;
•	may determine our manufacturing facility or processes do not comply with Quality System regulations;
•	may conclude that our device does not meet quality standards for durability, long-term reliability, biocompatibility, electromagnetic compatibility, or electrical safety; and
•	may change their approval clearance policies or adopt new regulations.

The FDA may make requests or suggestions regarding conduct of our clinical trials, resulting in an increased risk of difficulties or delays in obtaining regulatory approval or clearance in the U.S. and increased costs. For example, during April 2019, we received an AI letter request from the FDA that, among other things, requested additional information regarding our selected predicate device and clinical data provided in the 510(k). We submitted our response to the AI letter during the third quarter of 2019 and anticipate a decision from the FDA during the fourth quarter of 2019. Responding to this request may require additional testing, including clinical trials. As part of the process for regulatory approval or clearance, we may, from time to time, elect to withdraw an application. For example, during September 2017, the FDA requested that we submit additional data in connection with our application seeking clearance of our system for soft tissue ablation. Subsequent to this FDA request, we chose to withdraw our application.

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

If any of the foregoing occurs, it may cause our stock price or trading volume to decline. Stock markets in general, and the market for companies in our industry in particular, have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. Investors may not realize any return on their investment in us and may lose some or all of their investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, and adversely impact our ability to raise capital to fund our operations, which could seriously harm our business.

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

Prior to our initial public offering in May 2016, there was no public market for our common stock. Although our common stock is listed on The Nasdaq.

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

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our reporting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected. We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1.07 billion, if we issue more than $1.0 billion in non-convertible debt in a three-year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of September 30.

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

* The certification attached as Exhibit 32.1 that accompanies this Quarterly Report is deemed furnished and not filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Pulse Biosciences, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULSE BIOSCIENCES, INC.

Date: November 7, 2019	By:	/s/ Brian B. Dow
Brian B. Dow
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)