Form 10-K
period 2019-12-31
Pulse Biosciences, Inc.
filed 2020-03-16
CIK 1625101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________________

Form 10-K

____________________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-34899

____________________________________________

Pulse Biosciences, Inc.

(Exact name of registrant as specified in its charter)

____________________________________________

Delaware	46-5696597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3957 Point Eden Way Hayward, CA	94545
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 906-4600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	PLSE	The Nasdaq Stock Market LLC

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

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant on  June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of the registrant’s common stock on such date as reported by Nasdaq Capital Market, was approximately $154,277,812. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the registrant’s common stock as of February 28, 2020: 20,825,469

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement relating to its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2019.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains certain “forward-looking statements” that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements.

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

Part I

Item 1. Business

In this Annual Report on Form 10-K, references to “Pulse,” “Pulse Biosciences,” “we,” “us,” “our” and the “Company” refer to Pulse Biosciences, Inc. and its wholly owned subsidiaries, unless expressly indicated or the context otherwise requires. Pulse Biosciences, Pulse TX, CellFX, Nano-Pulse Stimulation, NPS and the stylized logos are among the trademarks and/or registered trademarks of Pulse Biosciences, Inc. in the United States (U.S.) and other countries.

Overview

Pulse Biosciences, Inc. is a novel bioelectric medicine company committed to developing innovative health products that improve and potentially extend the lives of patients. We are pursuing regulatory clearance from the U.S. Food and Drug Administration (FDA) to market our first product, our proprietary CellFX™ System (CellFX). The CellFX System utilizes its patented Nano-Pulse Stimulation™ (NPS) technology to treat a variety of applications for which an optimal solution remains unfulfilled. NPS is a proprietary technology that delivers nanosecond duration pulses of high amplitude electrical energy to non-thermally clear targeted cells while sparing adjacent non-cellular tissue. The Company is working to validate the cell-specific effects of NPS technology in a series of completed and ongoing clinical studies.

We intend to commercialize novel, proprietary, and differentiated products that have the potential to significantly improve patient outcomes in the markets we intend to serve. To achieve this plan, we intend to:

•

Demonstrate the unique benefits of our proprietary CellFX System and its unique mechanism of action across a number of compelling indications. The CellFX System is a tunable nanosecond pulsed energy system designed for use in human medicine. Our proprietary CellFX System allows for the adjustment of four key pulsing parameters: pulse duration, pulse amplitude, pulse frequency, and the number of pulses, depending on the tissue and desired treatment outcome. We have conducted and are conducting several clinical studies, including studies in Seborrheic Keratosis, the most common benign raised pigmented lesion, Sebaceous Hyperplasia, a common but difficult to treat facial lesion,  Basal Cell Carcinoma, the most common form of skin cancer, cutaneous non-genital warts, and acne. We expect to conduct clinical studies on an ongoing basis to continue to demonstrate the value of our CellFX System across a growing list of valuable applications.

•

Commercialize our proprietary CellFX System and applications for its use across clinical indications cleared or approved by the FDA.  During February 2019 we submitted a Pre-Market Notification 510(k) to the FDA seeking clearance to commercialize our CellFX System. However, in February 2020, we received a Not Substantially Equivalent (NSE) letter from the FDA, indicating that based on the data provided, we had not demonstrated that the CellFX System is substantially equivalent to the predicate device, concluding the 510(k) review process without clearance. We will continue to work with the FDA in pursuit of a clearance via a new 510(k) submission. Pending regulatory clearance, we plan to launch our CellFX System in the U.S.

Our Proprietary Nano-Pulse Stimulation Technology Platform

Our proprietary CellFX System leverages our patented NPS technology platform. NPS technology is characterized by ultrafast electrical energy pulses, with pulse durations from billionths up to a millionth of a second. When applied to targeted tissue, our NPS technology is designed to send energy pulses to cells in order to alter the function of the internal cellular organelles, including the mitochondria and endoplasmic reticulum, without disrupting extracellular tissue, leading to regulated cell death (RCD), a process exhibited by cells in the human body when they undergo stress and are unable to restore cellular homeostasis.

Our proprietary CellFX System is designed to function on the basis of a unique non-toxic and non-thermal mechanism of action that likely results in a biophysical disruption brought about by the tunable speed and amplitude of our NPS pulses interacting with the physical structure of cells. While our CellFX System delivers pulses that directly affect the internal organelles of cells, these pulses should not have significant functional effect on non-cellular tissue, such as collagen, a protein that forms the structural foundation of the skin. In short, with our proprietary CellFX System, we can deliver a more selective, cell-focused effect that we believe leads to RCD while preserving surrounding non-cellular tissue, a combination that may potentially lead to highly differentiated treatment applications. Additionally, in the case of cancer this regulated cell death process may result in immunogenic cell death that stimulates the immune system to mount a systemic immune response against antigens, or markers, in those cancer cells.

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

Based on our clinical data demonstrating the unique, non-thermal, cell targeting NPS mechanism, we believe there is a significant opportunity for our CellFX System in aesthetic and medical dermatology in the U.S. According to the 2017 Consumer Survey by the American Society for Dermatologic Surgery the number of consumers considering a cash-pay cosmetic procedure has more than doubled, from 30% in 2013 to 70% in 2017. The survey also highlighted that consumers ranked their dermatologist as the #1 influencer of skin procedure decisions. We have worked closely with top key opinion leaders (KOLs) in the aesthetic and medical dermatology field to identify those procedures and skin conditions in which our CellFX System and its unique NPS mechanism of action would offer a high value proposition.

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

During 2018 we conducted a multi-center clinical study evaluating the safety and efficacy of our NPS platform for the treatment of SH. Results from our clinical study, including 73 patients and 222 treated SH lesions, indicate that NPS technology is effective for the treatment of SH. Over 99% of treated SH lesions (221 of 222) were rated clear or mostly clear by investigators at the 60-day post treatment follow-up evaluation. Approximately 92% (n=203) of treated lesions were assessed as clear or mostly clear after a single treatment. Patients in the study rated 77% of lesion outcomes as satisfied or mostly satisfied.

We believe that the successful treatment of SH lesions reflects a valuable commercial opportunity for our CellFX System in an area of unmet need and substantiates the unique ability of NPS pulses to penetrate the dermis and target deeper cellular structures without damaging the surrounding dermis.

Seborrheic Keratosis

Seborrheic Keratosis (SK) is one of the most common non-cancerous skin growths in older adults. SK usually appear as a brown, black or light tan growth on the face, chest, shoulders or back and has a waxy, scaly, slightly elevated appearance. SK are normally painless, and patients often seek to have them removed if they become irritated by clothing or for cosmetic reasons.

During 2017 and 2018 we conducted a multi-center clinical study evaluating the safety and efficacy of NPS technology for the treatment of SK. Results from our clinical study, including 58 patients and 174 treated SK lesions, indicate that a single NPS treatment is effective for the treatment of SK. 82% of treated SK lesions (143 of 174) were rated clear or mostly clear by investigators at the 106-day post treatment follow-up evaluation. Patients in the study rated 78% of treatment outcomes as satisfied or mostly satisfied.

We believe that the results of this clinical study provide support to pursue commercial opportunities for the CellFX System in the treatment of SK.

Future Dermatology Application Feasibility Studies

We expect to conduct clinical studies on an ongoing basis to continue to evaluate clinical opportunities for and demonstrate the value of our CellFX System across a growing list of valuable indications, including:

Cutaneous Warts

During 2018 we initiated a 20-patient, multi-center clinical feasibility study evaluating the safety and effectiveness of our CellFX System for the treatment of non-genital cutaneous warts. Non-genital cutaneous warts are benign grainy skin growths that are typically caused by the human papillomavirus. Results from this study will inform decisions regarding opportunities for future clinical studies for the treatment of warts.

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

Nano-Pulse Stimulation Initiated Immunogenic Cell Death

In previously published pre-clinical models of cancerous lesions, NPS treatment has been shown to induce immunogenic cell death, a process that leads to the exposure of the unique cancer cell antigens to the immune system, resulting in the generation of cytotoxic T-cells and the mounting of an adaptive immune response targeted against those cells, without any observed toxic side effects. Based on this foundation of pre-clinical evidence, we believe NPS technology has the potential to play a role in immuno-oncology. Applications in immuno-oncology are a longer-term potential opportunity and may require the use of adjuvants or other agents in combination with NPS. We continue to evaluate NPS technology and our CellFX System in clinical and pre-clinical studies.

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

Our CellFX System

We have developed and plan to commercialize our proprietary CellFX System into the large and growing aesthetic procedure market as our first commercial market. The CellFX System is a platform, designed to support a wide array of applications in aesthetic dermatology and potentially in other medical disciplines. We believe our CellFX System is an ideal tunable nanosecond pulsed energy delivery system designed and used in human medicine. Our CellFX System allows for the adjustment of four key treatment parameters: pulse duration, pulse amplitude, pulse frequency, and the number of pulses, depending on the target tissue, application and desired treatment outcome.

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

Safety Profile of Our NPS Technology Platform

During the course of conducting human clinical studies in dermatology with the NPS platform to support an FDA filing at leading dermatology research centers across the U.S., no serious adverse events have been reported and patient tolerance to the procedure has been very high. A histological study of treated human tissue examined by experts in dermatopathology revealed a unique and consistent cell-specific mechanism of action and a predictable healing response that spared non-cellular dermal tissue across a wide range of skin types and patient demographics.

Commercialization Strategy

During February 2019, we submitted a Pre-Market Notification 510(k) to the FDA seeking clearance to commercialize our CellFX System. However, in February 2020, we received a NSE letter from the FDA, indicating that based on the data provided, we had not demonstrated that the CellFX System is substantially equivalent to the predicate device, concluding the 510(k) review process without clearance. We will continue to work with the FDA in pursuit of a clearance via a new 510(k) submission.  Pending regulatory clearance, we plan to launch our CellFX System in the U.S. The commercialization strategy for our CellFX System is comprised of three primary elements:

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

We own or have a license to 95 issued patents worldwide and have 94 patent applications pending worldwide, with the earliest expiration of nine U.S.-issued licensed patents in 2020 and the latest in 2037. As in the past, we plan to continue to file new patent applications to protect our systems, algorithms, applicators, methods, and designs of our technologies and products as they evolve. Medical technologies such as ours may be utilized in many different applications and incorporate several patentable features, and our strategy will be to always strive to protect our products and technologies with multiple patents directed to the variety of features and applications, in order to establish a strong defense against competitors and such that an expiration of a single patent does not lessen our overall comprehensive coverage. We believe our NPS platform and current CellFX System are protected by several issued patents covered, as well as pending applications.

Research and Development

Since inception, the majority of our business has focused on the development of our CellFX System and earlier clinical versions of the system, conducting clinical studies, including dermatology studies in SK, SH, warts, acne and BCC, and pre-clinical and basic research into the unique mechanism of action of our NPS technology platform. We continue to conduct research and development activities in pursuit of commercial applications for our CellFX System but have not yet commercialized or recognized revenue from our technology.

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

Competition

The applications we intend to target are subject to intense competition from rapidly evolving companies and new scientific discoveries. We compete against well-established incumbent technologies offering products in oncology, dermatology and aesthetics, minimally invasive procedures, and veterinary applications. Given the broad scope of our technology, we face competition ranging from large manufacturers with multiple business lines to small companies with focused products, as well as providers of other medical therapies and therapeutics for conditions that our products are intended to treat. Some of these companies currently have greater financial, technical, research and/or other resources than we do and have larger and more established manufacturing capabilities and marketing, sales and support functions. Our future success will depend on our ability to establish and maintain a competitive position in current and future technologies. Our technology is unique and differentiated in that NPS technology stimulates primarily intracellular cell death which we believe would be less traumatic to treated tissue and would result in less scarring or collateral damage to surrounding tissues.

Government Regulation

The CellFX System is a medical device subject to extensive and ongoing regulation by the FDA under the Federal Food, Drug, and Cosmetic Act and its implementing regulations, as well as other federal and state regulatory bodies in the U.S. The laws and regulations govern, among other things, product design and development, pre-clinical and clinical testing, manufacturing, packaging, labeling, storage, recordkeeping and reporting, clearance or approval, marketing, distribution, promotion, import and export, and post-marketing surveillance.

The FDA regulates the medical device market to ensure the safety and efficacy of these products. For medical devices that require pre-market review, the FDA allows for three clearance/approval pathways for a medical device to be commercialized: approval via a Pre-market Approval Application (PMA), clearance of a 510(k) submission, or submission of a de novo application. The FDA has established three different classes of medical devices, based on the level of risk associated with using a device and consequent degree of regulatory controls needed to govern its safety and efficacy, as well as the appropriate clearance/approval pathway needed to obtain authorization to legally market a medical device in the U.S.

Class I and Class II devices are considered low and moderate risk devices. Most Class I devices are exempt from premarket notification. Most Class II devices require 510(k) clearance from the FDA in order to be marketed in the U.S. A 510(k) Premarket Notification is a premarket submission made to the FDA to demonstrate that the device to be marketed is substantially equivalent to a legally marketed Class II device, or a predicate. Companies making a 510(k) submission must compare their 510(k) candidate device to a predicate device, and establish substantial equivalence to the satisfaction of FDA. A device previously cleared under 510(k) or a device approved through a de novo application can be used as a predicate device for later developed substantially equivalent medical devices. However, establishing substantial equivalence in a 510(k) submission requires the candidate device to have the same intended use and the same technological characteristics as a predicate device. The FDA has a 90-calendar day review goal from the date of receipt of the 510(k) to either authorize or decline commercial distribution of the device, but clearance generally takes longer than 90 days. During the review process, the FDA may also request additional information which extends the review process. If the FDA decides that the product is not substantially equivalent to a predicate device, a clearance will not be granted and the device cannot be commercialized. If a 510(k) submission is rejected by FDA, the applicant may be required to seek premarket authorization through the de novo pathway or the premarket approval pathway, which are more costly and will generally take longer for FDA approval.

Medical devices regarded as the highest risk by the FDA are typically designated Class III and generally require the submission of a PMA application for approval. Class III devices generally include life-sustaining, life-supporting, or implantable devices or devices without a known predicate technology already approved by the FDA. A PMA application must be accompanied by substantial data that supports the reasonable safety and efficacy of the device, which includes the provision of pre-clinical, clinical, technical, manufacturing and labeling information. After the FDA determines the application is sufficiently complete to commence a substantive review, it has 180 days to review the submission, but it can typically take longer (up to several years) as this regulatory body can request additional data, including clinical data or clarifications. The FDA may also impose additional regulatory scrutiny for a PMA, including the institution of an outside advisory committee (panel review) to assess the application or provide recommendations as to whether to approve the device. Although the FDA is not required to follow the recommendation of an advisory panel, it generally does. As part of the review, the FDA will also inspect the manufacturing operations of the company requesting approval to verify compliance with Quality System regulations.

If a new medical device does not qualify for the 510(k) premarket notification process because no predicate device to which it is substantially equivalent can be identified, the device is automatically classified into Class III. The Food and Drug Administration Modernization Act of 1997 established a new route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification process. This process allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. The FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk and requires PMA or that general controls would be inadequate to control the risks and special controls cannot be developed.

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

Pervasive and Continuing Regulation

After a device is placed on the market after FDA clearance or approval, numerous FDA regulatory requirements continue to apply. These include:

•

the FDA’s Quality System Regulation (QSR) which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

•	labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label uses;

•

medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur; and

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

Regulatory System for Medical Devices in Europe

The European Union (EU) consists of 28-member states and has a coordinated system for the authorization of medical devices. Marketing medical devices in the EU is subject to compliance with the Medical Devices Directive 93/92/EEC (MDD) and the European Medical Device Regulation (MDR), which becomes effective in May 2020. A medical device may be placed on the market within the EU only if it conforms to certain “essential requirements” and bears the CE Mark. The most fundamental and essential requirement is that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the essential performance(s) intended by the manufacturer and be designed, manufactured and packaged in a suitable manner.

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

In May 2017, the EU adopted MDR, which will repeal and replace the MDD with effect from May 26, 2020. The MDR clearly envisages, among other things, stricter controls of medical devices, including strengthening of the conformity assessment procedures, increased expectations with respect to clinical data for devices and pre-market regulatory review of high-risk devices. The MDR also envisages greater control over notified bodies and their standards, increased transparency, more robust device vigilance requirements and clarification of the rules for clinical investigations. Under transitional provisions, medical devices with notified body certificates issued under the MDD prior to May 26, 2020, and which have not been significantly changed, may continue to be placed on the market for the remaining validity of the certificate, until May 27, 2024 at the latest. After the expiry of any applicable transitional period, only devices that have been CE marked under the MDR may be placed on the market in the EU.

Health Insurance Portability and Accountability Act

The Health Insurance Portability and Accountability Act of 1996  (HIPAA) impacts the transmission, maintenance, use and disclosure of certain individually identifiable health information (referred to as protected health information, or PHI). Since HIPAA was enacted in 1996, numerous implementing regulations have been issued, including, but not limited to: (1) standards for the privacy of individually identifiable health information (the Privacy Rule), (2) standards to protect the confidentiality, integrity and security of electronic protected health information (the Security Rule), (3) standards for electronic transactions, (4) a standard unique national provider identifier for providers and health plans, and (5) the HHS Breach Notification Rule. We refer to these rules, as well as similar state laws applicable to our operations, as the HIPAA Rules. The U.S. Department of Health and Human Services (HHS) has also issued regulations governing the enforcement of the HIPAA Rules, the violation of which potentially includes significant criminal and civil penalties. Furthermore, many states have similar laws and regulations applicable to our operations, including but not limited to state data security breach requirements.

The HIPAA Rules apply to “covered entities,” which includes healthcare providers who conduct certain transactions electronically, including but not limited to the electronic submission of health care claims to an insurance carrier. We also provide services to customers that are directly regulated entities under HIPAA and the HIPAA Rules, and we are required to provide satisfactory written assurances to these customers through our written agreements that we will provide our services in accordance with HIPAA and the HIPAA Rules. As such, HIPAA and the HIPAA Rules apply to various aspects of our business.

On February 17, 2009, Congress enacted Subtitle D of the Health Information Technology for Economic and Clinical Health Act  (HITECH)  provisions of the American Recovery and Reinvestment Act of 2009. This law includes strengthened federal privacy and security provisions to protect PHI, such as the notification requirements set forth in the Breach Notification Rule. On January 25, 2013, the Office for Civil Rights (OCR) of the HHS published its final rule to modify the HIPAA Privacy, Security, Breach and Enforcement Rules, including most revisions/additions made by the HITECH. The rule became effective on March 23, 2013, and entities and business associates covered by the rule were required to comply with most of the applicable requirements by September 23, 2013.

We are currently subject to HIPAA and the HIPAA rules. We are subject to audit under the HHS, HITECH-mandated audit program. We may also be audited in connection with a privacy complaint. We are subject to prosecution and/or administrative enforcement and increased civil and criminal penalties for non-compliance, including a new, four-tiered system of monetary penalties adopted under HITECH. We are also subject to enforcement by state attorneys general who were given authority to enforce HIPAA under HITECH. To avoid penalties under the HITECH breach notification provisions, we must ensure that breaches of protected health information are promptly detected and reported within the company, so that we can make all required notifications on a timely basis. However, even if we make required reports on a timely basis, we may still be subject to penalties for the underlying breach.

In addition to the federal privacy regulations, there are a number of state laws regarding the privacy and security of health information and personal data that are applicable to clinical laboratories. The compliance requirements of these laws, including additional breach reporting requirements, and the penalties for violation vary widely and new privacy and security laws in this area are evolving. Requirements of these laws and penalties for violations vary widely, and new laws and regulations governing privacy and data security may be adopted in the future. We have taken steps to comply with health information privacy and security statutes and regulations in all jurisdictions, both state and federal, that apply to us. However, we may not be able to maintain compliance in all jurisdictions where we do business, and even if we are compliant, we may face allegations that we are not. Any actual or alleged failure to maintain compliance, or changes in state or federal laws regarding privacy or security, could result in regulatory investigations, enforcement actions, and civil and/or criminal penalties and could have a material adverse effect on our business.

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

Federal, State and Foreign Fraud and Abuse Laws

Because of the significant federal funding involved in Medicare and Medicaid, Congress and the states have enacted, and actively enforce, a number of laws to eliminate fraud and abuse in federal healthcare programs. Our business is subject to compliance with these laws. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Affordability Reconciliation Act, which we refer to collectively as the Affordable Care Act, was enacted in the U.S. The provisions of the Affordable Care Act are effective on various dates. The Affordable Care Act expands the government’s investigative and enforcement authority and increases the penalties for fraud and abuse, including amendments to both the Anti-Kickback Statute and the False Claims Act, to make it easier to bring suit under these statutes. The Affordable Care Act also allocates additional resources and tools for the government to police healthcare fraud, with expanded subpoena power for HHS, additional funding to investigate fraud and abuse across the healthcare system and expanded use of recovery audit contractors for enforcement.

Anti-Kickback Statutes.  The federal healthcare programs’ Anti-Kickback Statute prohibits persons or entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program such as Medicare or Medicaid.

The definition of “remuneration” has been broadly interpreted to include anything of value, including, for example, gifts, certain discounts, the furnishing of free supplies, equipment or services, credit arrangements, payment of cash and waivers of payments. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration for inducing referrals of federal healthcare covered businesses, a violation of the statute can be found. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. In addition, a kickback violation can serve as a predicate for a violation under the Federal False Claims Act, discussed in more detail below.

The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are otherwise lawful in businesses outside of the healthcare industry. Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements, Congress authorized the Office of Inspector General (OIG), of HHS to issue a series of regulations known as “safe harbors.” These safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is per se illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy an applicable safe harbor may result in increased scrutiny by government enforcement authorities such as OIG.

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

Federal False Claims Act.  Another broad statute affecting the healthcare industry is the increased use of the federal False Claims Act, and in particular, actions brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions. The False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has violated the False Claims Act and to share in any monetary recovery. In recent years, the number of suits brought against healthcare providers by private individuals has increased dramatically. In addition, various states have enacted false claims laws analogous to the False Claims Act, and many of these state laws apply where a claim is submitted to any third-party payor and not just a federal healthcare program.

When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $11,463 and $22,927 for each separate instance of false claim, subject to adjustment for inflation. As part of any settlement, the government may ask the entity to enter into a corporate integrity agreement, which imposes certain compliance, certification and reporting obligations. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The federal government has used the False Claims Act to assert liability on the basis of inadequate care, non-compliance with medical necessity criteria, kickbacks and other improper referrals, and improper use of Medicare numbers when detailing the provider of services, in addition to the more predictable allegations as to misrepresentations with respect to the services rendered. In addition, the federal government has prosecuted companies under the False Claims Act in connection with off-label promotion of products. Our future activities relating to the reporting of wholesale or estimated retail prices of our products, the reporting of discount and rebate information and other information affecting federal, state and third-party reimbursement of our products and the sale and marketing of our products may be subject to scrutiny under these laws.

While we are unaware of any current matters, we are unable to predict whether we will be subject to actions under the False Claims Act or a similar state law, or the impact of such actions. However, the costs of defending such claims, as well as any sanctions imposed, could significantly affect our financial performance.

The Sunshine Act.  The Physician Payment Sunshine Act  (the Sunshine Act), which was enacted as part of the Affordable Care Act, requires applicable manufacturers and certain distributors of prescription drugs, devices, biologics or other medical supplies available for coverage by Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Secretary of HHS: (i) payments or other transfers of value made by that entity, or by a third-party as directed by that entity, to physicians and teaching hospitals or to third parties on behalf of physicians or teaching hospitals; and (ii) physician ownership (including immediate family ownership) and investment interests in the entity. The statute requires the federal government to make reported information available to the public starting September 2014, which it has. Failure to comply with the reporting requirements can result in significant civil monetary penalties ranging from $1,000 to $10,000 for each payment or other transfer of value that is not reported (up to a maximum per annual report of $150,000) and from $10,000 to $100,000 for each knowing failure to report (up to a maximum per annual report of $1.0 million). Additionally, there are criminal penalties if an entity intentionally makes false statements in such reports. Upon commercialization, we will be subject to the Sunshine Act and the information we disclose may lead to greater scrutiny, which may result in modifications to established practices and additional costs. Additionally, similar reporting requirements have also been enacted on the state level domestically, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with healthcare professionals.

Foreign Corrupt Practices Act.  The Foreign Corrupt Practices Act (FCPA) prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, if any, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

Employees

As of December 31, 2019, we had 82 full-time employees, of which 54 were in research and development and 28 were in general and administration. Substantially all of our employees are located at our headquarters in Hayward, California.

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

We are a bioelectric medicine technology company and have not yet commenced revenue-producing operations. To date, our operations on a consolidated basis have consisted of the continued development and clinical studies of our technologies and implementation of the early parts of our business plan. We have incurred significant operating losses in each year since our inception and we expect to continue to incur additional losses for the next several years. In addition, a high percentage of our expenses will continue to be fixed; accordingly, our losses may be greater than expected and our operating results may suffer. We have limited historical financial data upon which we may base our projected revenue and base our planned operating expenses. Our limited operating history makes it difficult to evaluate our technology or prospective operations and business prospects.

We currently have no commercial products or product revenue and may never become profitable.

To date, we have not generated revenue and have relied on financing from the sale of equity securities to fund our operations. We expect that our future financial results will depend primarily on our success in obtaining clearance or approval for, launching, selling and supporting our therapies and treatments utilizing our CellFX System or other products based on NPS technology; however, our technology is still in development and has not been cleared or approved to treat any disease or condition. We expect to expend significant resources on hiring of personnel, continued scientific and product research and development, potential product testing and pre-clinical and clinical investigation, intellectual property development and prosecution, marketing and promotion, capital expenditures, working capital, general and administrative expenses, and fees and expenses associated with our capital raising efforts. We expect to incur costs and expenses related to consulting costs, laboratory development costs, hiring of scientists, engineers, sales representatives and other operational personnel, and the continued development of relationships with potential partners as we continue to seek regulatory clearance or approval for our products. We are incurring significant operating losses, we expect to continue to incur additional losses for at least the next several years, and we cannot assure you that we will generate revenue or be profitable in the future. Our future products may never be cleared or approved or become commercially viable or accepted for use. Even if we find commercially viable applications for our technology, which may include licensing, we may never recover our research and development expenses.

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

There is substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has issued a “going concern” opinion, meaning that there is substantial doubt we can continue as an ongoing business for the next twelve months from the date that our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K were issued unless we obtain additional capital. To date, we have not generated any revenue. As a result, we have incurred significant operating losses in each year since our inception and we expect to continue to incur additional losses for the next several years. In addition, in February 2020, we received a NSE letter from the FDA, indicating that based on the data provided, we had not demonstrated that the CellFX System is substantially equivalent to the predicate device, concluding the 510(k) review process without clearance.

We plan to raise additional capital to fund our operations, including via a proposed rights offering seeking to raise net proceeds of approximately $30 million, assuming such rights offering is fully subscribed. There is no assurance that the rights offering will be successful, or that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to us. Accordingly, management cannot conclude that such plans will be effectively implemented within the twelve months from the date that our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K were issued.

These factors, combined with our forecast of cash required to fund operations for a period of at least twelve months from the date that our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K were issued, raise substantial doubt about our ability to continue as a going concern.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern within twelve months after the date the financial statements are issued.

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

We will need to raise additional capital in order to continue to execute our business plan in the future including by pursuing a rights offering, which has been approved by our board of directors, to raise net proceeds of approximately $30 million, assuming such rights offering is fully subscribed.

There is no assurance that the rights offering will be successful, or that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to us. If we are unable to raise sufficient additional funds, we will have to scale back our operations.

We cannot give any assurance that we will be able to obtain all the necessary funding that we may need. In addition, we believe that we will require additional capital in the future to fully develop our technologies and planned products to the stage of a commercial launch. We have pursued and may pursue additional funding through various financing sources, including the private sale of our equity and debt securities, licensing fees for our technology, joint ventures with capital partners and project type financing. If we raise funds by issuing equity or equity-linked securities, dilution to certain of our stockholders will result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. We also may seek government-based financing, such as development and research grants. There can be no assurance that funds will be available on commercially reasonable terms, if at all.

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

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control and may be difficult to predict, including:

•	the timing and cost of, and level of investment in, research, development and commercialization activities relating to our product candidates, which may change from time to time;

•	the timing of receipt of approvals or clearances for our product candidates from regulatory authorities in the U.S. or internationally;

•	the timing and status of enrollment for our clinical trials;

•

coverage and reimbursement policies with respect to our product candidates, if approved or cleared, including the degree to which treatments using our products are covered and receive adequate reimbursement from third-party payors, and potential future drugs or devices that compete with our product candidates;

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

We may also face increased competition in the future as new companies enter our markets and as scientific developments surrounding electro-signaling therapeutics continue to accelerate. While we will seek to expand our technological capabilities to remain competitive, research and development by others may render our technology or product candidates obsolete or noncompetitive or result in treatments or cures superior to any therapy developed by us. In addition, certain of our product candidates, if cleared or approved, may compete with other dermatological products, including over-the-counter (OTC) treatments, for a share of some patients’ discretionary budgets and for physicians’ attention within their clinical practices. Even if a generic product or an OTC product is less effective than our product candidates, a less effective generic or OTC product may be more quickly adopted by physicians and patients than our competing product candidates based upon cost or convenience. As a result, we may not be able to compete effectively against current and potential future competitors or their devices and products.

Our business may be adversely affected by health epidemics including the recent coronavirus outbreak.

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China and has since spread to a number of other countries, including the U.S. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. In addition, several states in the U.S., including California, where we are headquartered, have declared a state of emergency.

Potential impacts to our business include disruptions or restrictions on our employees’ ability to work. In addition, our clinical trials may be affected by the COVID-19 outbreak. Site initiation and patient enrollment may be delayed, for example, due to prioritization of hospital resources toward the COVID-19 outbreak, travel restrictions imposed by governments, and the inability to access sites for initiation and monitoring. Also, some of our suppliers of certain materials used in the production of our product candidates are located in areas impacted by COVID-19 which could limit our ability to obtain sufficient materials for our product candidates. COVID-19 could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our product candidates, if approved, and impact our operating results. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which health epidemics such as COVID-19 could adversely impact our business. Although we are continuing to monitor and assess the effects of the COVID-19 pandemic on our business, the ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change.

We may rely on third parties for our sales, marketing, manufacturing and/or distribution, and these third parties may not perform satisfactorily.

We do not currently conduct any aspects of sales, marketing, large-scale manufacturing or distribution. To be able to commercialize our planned products, we may elect to internally develop all of the foregoing or utilize third parties with respect to one or more of these items. Our reliance on these third parties may reduce our control over these activities; however, reliance on third parties does not relieve us of our responsibility to ensure compliance with all required legal, regulatory and scientific standards. These third parties may be adversely impacted by COVID-19 which could affect their ability to perform satisfactorily. Any failure of these third parties to perform satisfactorily and in compliance with relevant laws and regulations could lead to delays in the development of our planned products, including delays in our clinical trials, or failure to obtain regulatory approval for our planned products, or failure to successfully commercialize our planned products or other future products. Some of these events could be the basis for FDA or other regulatory action, including injunction, recall, seizure or total or partial suspension of production.

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

We are highly dependent upon the principal members of our management team, including our Chief Executive Officer, Darrin Uecker, and members of our finance, sales, marketing, scientific and engineering teams. These persons have significant experience and knowledge with sub-microsecond pulsed electric fields and more broadly in aesthetics, dermatology, life sciences and medical technologies. The loss of any team member could impair our ability to design, identify, and develop new intellectual property and new scientific or product ideas. The loss of a key employee, the failure of a key employee to perform in his or her current position or our inability to attract and retain skilled employees could result in our inability to continue to grow our business or to implement our business strategy. We compete for qualified management and scientific personnel with other life science companies, academic institutions and research institutions. Our employees could leave our company with little or no prior notice and may be free to work for a competitor. If one or more of our senior executives or other key personnel were unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and other senior management may be required to divert attention from other aspects of the business. In addition, we do not have “key person” life insurance policies covering any member of our management team or other key personnel. The loss of any of these individuals or any inability to attract or retain qualified personnel, including scientists, engineers and others, could prevent us from pursuing collaborations and materially and adversely affect our product development and introductions, business growth prospects, results of operations and financial condition.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets including COVID-19. Furthermore, the market for aesthetic medical treatments may be particularly vulnerable to unfavorable economic conditions. A global financial crisis or a global or regional political disruption could cause extreme volatility in the capital and credit markets. A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including weakened demand for our lead product candidates or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

We are subject to laws and regulations relating to personally identifiable information, and maintain other sensitive information. Security breaches, loss of data and other disruptions to us or our third-party service providers could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we, and our third-party service providers may collect and store sensitive data, including legally protected health information, personally identifiable information about our patients, information related to our trials, intellectual property, and our proprietary business and financial information. We manage and maintain our applications and data utilizing a combination of on-site and vendor-owned systems. We face a number of risks related to our protection of, and our service providers’ protection of, this critical information, including loss of access, data, unauthorized disclosure and unauthorized access, as well as risks associated with our ability to identify and audit such events.

Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, or those of our vendors, may be vulnerable to attacks by hackers or viruses or otherwise breached due to employee error, malfeasance or other activities. While we have not experienced any such attack or breach, we, and our vendors may be unable to anticipate attacks, to implement adequate preventative or mitigation measures, to identify any attacks or incidents on a timely basis, or to remediate or otherwise address any attacks or incidents in a timely manner. If any such attack or other incident were to occur, our systems and networks would be compromised and the information we store on those systems and networks could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in a loss of intellectual property protection, legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the federal HIPAA, as amended by the HITECH, and the California Consumer Privacy Act of 2018 (the CCPA), which was enacted in June 2018 and became operative on January 1, 2020, or regulatory penalties, and could require substantial efforts to remediate and otherwise respond to the incident. The CCPA requires covered companies to, among other things, make certain enhanced disclosures related to California residents regarding our use or disclosure of their personal information, allow California residents to opt-out of certain uses and disclosures of their personal information without penalty, provide Californians with other choices related to personal data in our possession, and obtain opt-in consent before engaging in certain uses of personal information relating to Californians under the age of 16. The California Attorney General may seek substantial monetary penalties and injunctive relief in the event of our non-compliance with the CCPA. The CCPA also allows for private lawsuits from Californians in the event of certain data breaches. Certain aspects of the CCPA and its interpretation remain uncertain, and we may need to modify our policies or practices in an effort to comply with it.

Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to process tests, provide test results, provide services, conduct research and development activities, collect, process and prepare company financial information, provide information about our product candidates and manage the administrative aspects of our business and could damage our reputation, any of which could adversely affect our business. We cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any future claim will not be excluded or otherwise be denied coverage by any insurer. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results and reputation.

In addition, the interpretation and application of federal and state consumer, health-related and data protection laws in the U.S. are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is, or alleged to be, inconsistent with our practices. If so, this could result in regulatory investigations and enforcement actions, private litigation, claims for damages, and government-imposed fines or orders requiring that we change our practices, any of which could adversely affect our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices, systems and compliance procedures in a manner adverse to our business.

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

We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. If not utilized, the federal and state net operating losses (NOL) carryforwards will begin to expire in various years beginning after 2034. Under the Internal Revenue Code of 1986, as amended, or the Code, and certain similar state tax provisions, a corporation is generally allowed a deduction for NOLs, carried over from a prior taxable year. Under those provisions, we can carry forward our NOLs to offset our future taxable income, if any, until such NOLs are used or expire. The same is true of other unused tax attributes, such as tax credits.

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

Further, in December 2017, the Tax Cuts and Jobs Act (TCJA) was enacted into law. The change in the tax law was partially effective in 2017 and fully effective in 2018. The primary impacts to us include a decrease of the corporate income tax rate structure and NOL limitations. These changes may have a material impact to the value of deferred tax assets and liabilities and our future taxable income and effective tax rate. We are assessing the TCJA with professional advisers, and believe that the impact of the TCJA on our business may not be fully known for some time, and until such analysis is complete, the full impact of the new tax law on us in future periods is uncertain, and no assurances can be made by us on any potential impacts.

We have a substantial amount of goodwill and intangible assets which over time may have to be written down as we make the required periodic assessments as to their value as reflected in our financial statements.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with Generally Accepted Accounting Principles. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.

In connection with the preparation of our financial statements as of and for the year ended December 31, 2016, we identified a material weakness in our internal control over financial reporting. The material weakness related to a lack of effective controls to adequately restrict access and segregate duties. We implemented measures and remediated the material weakness in 2017; however, we cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to avoid potential future material weaknesses. The identification of one or more material weaknesses would preclude a conclusion that we maintain effective internal control over financial reporting. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.

We are required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (JOBS Act) if we continue to take advantage of the exemptions contained in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

Our facilities in California are located near known earthquake faults, and the occurrence of an earthquake or other catastrophic disaster could cause damage to our facilities and equipment, which could require us to cease or curtail operations.

Our facilities in Hayward, California are located near known earthquake fault zones and are vulnerable to damage from earthquakes. We are also vulnerable to damage from other types of disasters, including fire, floods, power loss, communications failures and similar events. If any disaster were to occur, our ability to operate our business at our facilities would be seriously, or potentially completely, impaired. In addition, the nature of our activities could cause significant delays in our research programs and commercial activities and make it difficult for us to recover from a disaster. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions. Accordingly, an earthquake or other disaster could materially and adversely harm our ability to conduct business.

Risks Related to Product Development

We currently do not have any products approved or cleared by the FDA or other similar foreign regulatory authorities for commercial sale or any commercialized products.

To date, we have invested a substantial amount of time and capital to research and develop the foundations of our technology and potential applications. For us to develop any products that might ultimately be commercialized, we will have to invest further time and capital in research and product development, obtaining regulatory approval or clearance, implementing regulatory compliance standards, and market development. Pending regulatory clearance or approval of our CellFX System, we plan to commercially introduce our CellFX System in the U.S. However, we may never develop any products that can be commercialized. All of our development efforts will require substantial additional investment, which may never result in any revenue. Our efforts may not lead to approved or commercially successful products for a number of reasons, including:

•	we may not be able to complete the development of any planned products;

•	we may not be able to obtain regulatory approvals or clearances for our planned products and indications that we have studied, or the approved or cleared indications may be narrower than we seek;

•	we may experience delays in our development program, clinical trials and the regulatory approval or clearance process;

•	our NPS technology may not prove to be safe or effective in all clinical trials;

•	the actual and perceived effectiveness and reliability of our products, especially relative to alternative products;

•	the results of clinical trials relating to the use of our products;

•	the availability, relative cost and perceived advantages and disadvantages of alternative technologies or uses thereof;

•	the degree to which physicians adopt our products;

•	our ability to obtain, maintain, protect and enforce our intellectual property rights with respect to our products;

•	our ability to sustain a meaningful clinical benefit better than our competitors and alternative treatments or therapies;

•	achieving and maintaining compliance with all regulatory requirements applicable to our products;

•	the extent to which we are successful in educating medical professionals in general, and the benefits of our products;

•	the strength of our marketing and distribution infrastructure;

•	the effectiveness of our and our distributors’ marketing and sales efforts in the U.S. and abroad, including our efforts to build out our sales team;

•	the level of education and awareness among medical professionals concerning our products;

•	our reputation among physicians and clinics;

•

our ability to continue to develop, validate and maintain a commercially viable manufacturing process that is compliant with current Good Manufacturing Practices (cGMP) and Quality Systems Regulations (QSR); and

•	whether we are required by the FDA or comparable non-U.S. regulatory authorities to conduct additional clinical trials for future or current indications.

•	physicians may not receive any reimbursement from third-party payers, or the level of reimbursement may be insufficient to support widespread adoption of any of our products;

•	any products that are approved or cleared by regulatory authorities may not be accepted in the marketplace by physicians or patients;

•	we may not be able to manufacture our products in commercial quantities or at an acceptable cost; and

•	rapid technological change or the appearance of a new competitive technology may make our technology and products obsolete.

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

Our product candidates under development are medical devices that are subject to extensive regulation by FDA in the U.S. and by regulatory agencies in other countries where we plan to do business. Government regulations specific to medical devices are wide-ranging and govern, among other things:

•	device design, development and manufacture;

•	laboratory, pre-clinical and clinical testing, labeling, packaging, storage and distribution;

•	premarketing clearance or approval;

•	record keeping;

•	device marketing, promotion and advertising, sales and distribution; and

•	post-marketing surveillance, including reporting of deaths and serious injuries and recalls and correction and removals.

Before a new medical device or a new intended use for, an existing device can be marketed in the U.S., a company must first submit and receive either 510(k) clearance or premarketing approval, or PMA from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA will determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The PMA pathway requires an applicant to demonstrate reasonable safety and effectiveness of the device based on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices.

Products that are approved through a PMA application generally need FDA approval before they can be modified. Similarly, some modifications made to products cleared through a 510(k) may require a new 510(k). Either process can be expensive, lengthy and unpredictable. For example, during February 2019, we submitted a 510(k) to the FDA seeking clearance to commercialize our CellFX System. In February 2020, we received a NSE letter from the FDA, indicating that based on the data provided, we had not demonstrated that the CellFX System is substantially equivalent to the predicate device, concluding the 510(k) review process without clearance. This failure to obtain 510(k) clearance has added significant time and expense to our regulatory clearance process (including additional expense that we will incur in preparing a new 510(k) submission), has delayed our ability to generate revenue, and has had a negative impact on our stock price. We will continue to work with the FDA in pursuit of a clearance via a new 510(k) submission. However, we may not be able to obtain the necessary clearances or approvals necessary to market our CellFX System or such approvals or clearances may be unduly delayed, which could harm our business. If the FDA rejects our new 510(k) submission, we may be required to obtain FDA approval through the de novo pathway, which will require additional time and resources, including the need to conduct more clinical studies to demonstrate safety and effectiveness of our candidate device.

The FDA may not approve or clear our 510(k), de novo, or PMA applications on a timely basis or at all. Such delays or refusals could have a material adverse effect on our business operations and financial condition. The FDA may also change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our products under development. Any of these actions could have a material adverse effect on our business operations and financial condition.

The FDA and the Federal Trade Commission (FTC) also regulate the advertising and promotion of our devices to ensure that the claims we make are consistent with our regulatory clearances or approvals, that there are adequate and reasonable data to substantiate the claims and that our promotional labeling and advertising is neither false nor misleading in any respect. If the FDA or the FTC determines that any of our advertising or promotional claims are misleading, not substantiated or not permissible, we may be subject to enforcement actions, including FDA warning letters, and we may be required to revise our promotional claims and make other corrections or restitutions.

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

Our product candidates may cause serious adverse side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial desirability of an approved label or result in significant negative consequences following any marketing approval.

The risk of failure of clinical development is high. For example, the vast majority of our in vivo data has been a result of animal testing, and we have only completed a limited number of feasibility studies in humans. It is difficult to predict when or if this or any planned products will prove safe enough to receive regulatory approval or clearance. Undesirable side effects caused by our CellFX System, NPS pulses or any of our planned products could cause us or regulatory authorities to interrupt, delay or halt clinical trials. They could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority.

Additionally, if any of our product candidates receive marketing approval or clearance but, we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result, including:

•	we may be forced to recall such product and suspend the marketing of such product;

•	regulatory authorities may withdraw their approvals of such product;

•	regulatory authorities may require additional warnings on the label and/or narrow the indication that could diminish the usage or otherwise limit the commercial success of such products;

•	the FDA or other regulatory authorities may issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings about such product;

•	the FDA may restrict distribution of our products and impose burdensome implementation requirements on us;

•	we may be required to change the way the product is administered or conduct additional clinical trials;

•	we could be sued and held liable for harm caused to subjects or patients;

•	we may be subject to litigation or product liability claims; and

•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular planned product, if approved.

Our business is dependent upon physicians adopting our CellFX System and NPS technology, and if we fail to obtain broad adoption, our business would be adversely affected.

If we obtain regulatory approval or clearance for our CellFX System, our success will depend on our ability to educate physicians regarding the benefits of CellFX treatments over existing treatment modalities and to persuade them to prescribe CellFX treatments for their patients. We do not know if the CellFX System or NPS technology will be successful over the long term, and market acceptance may be hindered if physicians are not presented with compelling data demonstrating the efficacy and safety of our products compared to alternative treatments. Any studies we, or third parties, may conduct comparing our CellFX System or NPS technology with alternative treatments may be expensive, time consuming or may not yield positive results. Additionally, adoption will be directly influenced by a number of financial factors, including the ability of providers to attract cash payments from patients or to obtain sufficient reimbursement from third party commercial payors, and the Centers for Medicare & Medicaid Services (CMS) for the professional services they provide in administering CellFX treatments. The efficacy, safety, performance and cost-effectiveness of our CellFX System, NPS technology, or other potential products based on NPS technology, on a stand-alone basis and relative to competing services, will determine the availability and level of reimbursement received by us and providers. If physicians do not adopt and prescribe our future products, we may never become profitable.

We may find it difficult to enroll patients in our clinical trials. If we cannot enroll a sufficient number of eligible patients to participate in the clinical trials, we may not be able to initiate or continue clinical trials, which could delay or prevent development of our product candidates.

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing our product candidates as well as completion of required follow-up periods. In general, if patients are unwilling to participate in our trials because of negative publicity from adverse events in the health care industry or for other reasons, including competitive clinical trials for similar patient populations, the timeline for recruiting patients, conducting trials and obtaining regulatory approval or clearance of planned products may be delayed. If there are delays in accumulating the required patients and patient data, there may be delays in completing the trial. Further, if any of our clinical trial sites fail to comply with required good clinical practices, we may be unable to use the data gathered at those sites. If our clinical investigators fail to carry out their contractual duties or regulatory obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, our clinical trials may be delayed, suspended, or terminated. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical trials altogether, and delays in obtaining regulatory authorization for our products.

Laboratory conditions differ from commercial conditions and field conditions, and the safety and effectiveness of our product candidates may depend on the technique of the user.

Observations and developments that may be achievable under laboratory circumstances may not be able to be replicated in broader research and development phases, in commercial settings, or in the use of any of the product candidates in the field. Furthermore, if commercialized, CellFX treatments will be administered by healthcare professionals and will require a degree of training and practice to administer correctly. Treatment results achieved during the laboratory or in clinical trials conducted by us or other investigators may not be representative of the results actually encountered during commercial use of our products due to variability in administration technique. The training and skills of investigators in our clinical trials may not be representative of the training and skills of future product users, which could negatively affect treatment results. In addition, there may be a selection bias in the patients and/or sites of administration chosen for any clinical trials that would positively affect treatment results that may not be representative or predictive of real-world experience with our products.

Issues with our firmware and software may negatively affect the function of our devices.

The safety and effectiveness of CellFX treatments and therapies may depend, in part, on the function of firmware run by the microprocessors embedded in the device and associated software. This firmware and software is proprietary to us. While we have made efforts to test the firmware and software extensively, it is potentially subject to malfunction which in turn may harm a patient. Further, it may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, data breaches, or similar problems. Any of these might result in harm to a patient or the unauthorized release of confidential medical, business or other information of other persons or of ours.

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

We perform final assembly of our devices to support our current research and development activities at our facility in California. We believe we have adequate manufacturing capacity for these purposes. However, if demand for our planned products increases significantly, we will need to either expand our manufacturing capabilities or outsource to other manufacturers. We have no corporate experience in commercial-scale manufacturing of our planned products, and we currently rely upon third-party suppliers to manufacture and supply components for our CellFX System. The manufacture of these products in compliance with the FDA’s regulations requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of medical device products often encounter difficulties in production, including difficulties with production costs and yields, quality control, quality assurance testing, shortages of qualified personnel, as well as compliance with applicable FDA requirements, other federal and state regulatory requirements, and foreign regulations.

We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements, and if our contract manufacturers cannot successfully manufacture our product candidates that conform to our specifications and the strict regulatory requirements of the FDA or comparable regulatory authorities in foreign jurisdictions, we may not be able to rely on their manufacturing facilities for the manufacture of our product candidates. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority finds these facilities inadequate for the manufacture of our product candidates or if such facilities are subject to enforcement action in the future or are otherwise inadequate with respect to complying with applicable regulatory requirements, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval or clearance for or market our product candidates.

We currently purchase components for our CellFX System under purchase orders and do not have long-term contracts with most of the suppliers of these materials. If suppliers were to delay or stop producing our components, or if the prices they charge us were to increase significantly, or if they elected not to sell to us, we would need to identify other suppliers. We could experience delays in manufacturing the devices while finding another acceptable supplier, which could impact our ability to obtain regulatory approval or clearance for our products and our business and results of operations.

We may not become commercially viable if our ultimate commercialized products or related treatments fail to obtain an adequate level of reimbursement by Medicare and other third-party payers.

We believe that the commercial viability of our potential devices and products and related treatments, and therefore our commercial success as a company, may be affected by the availability of government reimbursement and medical insurance coverage and reimbursement for newly approved medical therapies, technologies and devices. Insurance coverage and reimbursement are not assured. It typically takes a period of use in the market place before coverage and reimbursement are granted, if it is granted at all. In the U.S. and other jurisdictions in Europe and other regions, physicians and other healthcare providers generally rely on insurance coverage and reimbursement for their revenues, therefore this is an important factor in the overall commercialization plans of a proposed product and whether it will be accepted for use in the marketplace. Without insurance coverage and reimbursement for our planned products, we would expect to earn only diminished revenues, if any revenues are earned.

Medicare, Medicaid, health maintenance organizations and other third-party payers are increasingly attempting to contain healthcare costs by limiting both the scope of coverage and the level of reimbursement of new medical technologies and products, and as a result, they may not cover or provide adequate payment for the use of our planned products. In order to obtain satisfactory reimbursement arrangements, we may have to agree to reduce the fee or sales price than initially planned. Each plan may separately require us to provide scientific and clinical support for the use of our products and, as a result, the coverage determination process is often a time-consuming and costly process with no assurance that coverage and adequate reimbursement will be applied consistently or obtained at all. Even if Medicare and other third-party payers decide to cover treatments involving our proposed devices and products, we cannot be certain that the reimbursement levels will be adequate. Accordingly, even if our planned products are approved for commercial sale, unless government and other third-party payers provide adequate coverage and reimbursement for our devices and products, some physicians may be discouraged from using them, and our sales would suffer.

Medicare reimburses for medical technologies and products in a variety of ways, depending on where and how the item is used. However, Medicare only provides reimbursement if CMS determines that the item should be covered and that the use of the device or product is consistent with the coverage criteria. A coverage determination can be made at the local level by the Medicare administrative contractor, a private contractor that processes and pays claims on behalf of CMS for the geographic area where the services were rendered, or at the national level by CMS through a national coverage determination. There are statutory provisions intended to facilitate coverage determinations for new technologies, but it is unclear how these new provisions will be implemented and it is not possible to indicate how they might apply to any of our proposed devices and products, as they are still in the development stages. Coverage presupposes that the technology, device, or product has been cleared or approved by the FDA and further, that the coverage will be consistent with the approved intended uses of the device or product as approved or cleared by the FDA, but coverage can be narrower. A coverage determination may be so limited that relatively few patients will qualify for a covered use of a device or product.

Obtaining a coverage determination, whether local or national, is a time-consuming, expensive and highly uncertain proposition, especially for a new technology, and inconsistent local determinations are possible. On average, Medicare coverage determinations for medical devices and products lag behind FDA approval or clearance. The Medicare statutory framework is also subject to administrative rulings, interpretations and discretion that affect the amount and timing of reimbursement made under Medicare. Medicaid coverage determinations and reimbursement levels are determined on a state by state basis, because Medicaid, unlike Medicare, is administered by the states under a state plan filed with the Secretary of the HHS. Medicaid generally reimburses at lower levels than Medicare. Moreover, Medicaid programs and private insurers are frequently influenced by Medicare coverage determinations.

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

We hold licenses from Old Dominion University Research Foundation (ODURF) and Eastern Virginia Medical School (EVMS) and from Alfred E. Mann Institute for Biomedical Engineering at the University of Southern California to intellectual property relating to the sub-microsecond electric field technology, as well as applicator design and configuration, and pulse generators in addition to the intellectual property that we own for these things. For the continuance of the license with ODURF and EVMS, we must continue to comply with the various obligations set forth in the license. If we fail to meet these obligations, the licensor will have the right to terminate the applicable license or modify certain terms of the license agreement. Generally, the loss of any one of our current licenses, or any other license we may acquire in the future, could harm our business, prospects, financial condition and results of operation. In addition, some of our licenses from third parties limit the field in which we can use the licensed technology. Therefore, in order for us to use such licensed technology in potential future applications that are outside the licensed field of use, we may be required to negotiate new licenses with our licensors or expand our rights under our existing licenses. We cannot assure you that we will be able to obtain such licenses or expanded rights on reasonable terms or at all. In the event a dispute with our licensors were to occur, our licensors may seek to renegotiate the terms of our licenses, increase the royalty rates that we pay to obtain and maintain those licenses, limit the field or scope of the licenses, or terminate the license agreements. In addition, we have limited rights to participate in the prosecution and enforcement of the patents and patent applications that we have licensed. As a result, we cannot be certain that these patents and applications will be prosecuted and enforced in a manner consistent with the best interests of our business. Further, because of the rapid pace of technological change in our industry, we may need to rely on key technologies developed or licensed by third parties, and we may not be able to obtain licenses and technologies from these third parties at all or on reasonable terms. The occurrence of these events may have a material adverse effect on our business, financial condition or results of operations.

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

•

the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S., or we may fail to apply for or obtain adequate intellectual property protection in all the jurisdictions in which we operate; and

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

The U.S. Patent and Trademark Office (USPTO) may initiate interference proceedings to determine the priority of inventions described in or otherwise affecting our patents and patent applications or those of our collaborators or licensors. An unfavorable outcome could require us to cease using the technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if a prevailing party does not offer us a license on terms that are acceptable to us. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distraction of our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our proprietary rights, particularly in countries where the laws may not protect those rights as fully as in the U.S.

Confidentiality agreements with employees and third parties may not prevent unauthorized disclosure of trade secrets and other proprietary information, which would harm our competitive position.

In addition to patents, we rely on trade secrets, technical know-how and proprietary information concerning our business strategy and product candidates in order to protect our competitive position, which are difficult to protect. As we collaborate with various third parties on the research and development of our planned products, we must, at times, share trade secrets with them. In the course of our research and development activities and our business activities, we rely on confidentiality agreements to protect our proprietary information. Such confidentiality agreements are used, for example, when we talk to vendors or potential strategic collaborators. In addition, each of our employees and consultants is required to sign a confidentiality agreement and invention assignment agreement upon joining our company. Our employees, consultants, contractors, business partners or outside scientific collaborators might intentionally or inadvertently disclose our trade secret information in breach of these confidentiality agreements or our trade secrets may otherwise be misappropriated. Our collaborators might also have rights to publish data, and we might fail to apply for patent protection prior to such publication. It is possible that a competitor will make use of such information, and that our competitive position will be compromised. In addition, to the extent that our employees, consultants or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Enforcing a claim that a third party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the U.S. sometimes are less willing than U.S. courts to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how, and our trade secrets cannot be enforced against such independently developed knowledge. If we cannot maintain the confidentiality of our proprietary technology and other confidential information, then our ability to obtain patent protection or to protect our trade secret information would be jeopardized, which would adversely affect our competitive position.

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

Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the U.S. These products may compete with our current or future product candidates, if any, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic or conflict with third-party rights. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition by potential partners or customers in our markets of interest. Additionally, if we apply to register our trademarks in all of our potential markets, our applications may not be allowed for registration, and our registered trademarks may not be maintained or enforced. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would. In such cases, over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then our marketing abilities may be impacted.

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our existing and future products.

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. In 2011, the Leahy-Smith America Invents Act (Leahy-Smith Act) was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and also may affect patent litigation. These also include provisions that switched the U.S. from a “first-to-invent” system to a “first-to-file” system, allow third party submission of prior art to the USPTO during patent prosecution and set forth additional procedures to attack the validity of a patent by the USPTO administered post grant proceedings. Under a first-to-file system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective in 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, patent reform legislation may pass in the future that could lead to additional uncertainties and increased costs surrounding the prosecution, enforcement and defense of our patents and applications. Furthermore, the U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how the patent laws of the U.S. are interpreted. Similarly, foreign courts have made, and will likely continue to make, changes in how the patent laws in their respective jurisdictions are interpreted. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by U.S. and foreign legislative bodies. Those changes may materially affect our patents or patent applications and our ability to obtain additional patent protection in the future.

Risks Related to Government Regulation

We may never receive regulatory approval or clearance, including that from the FDA, for any of our planned products.

We may never receive regulatory approval or clearance, including from the FDA, for any potential devices or products in the U.S. or in any foreign market. For example, during September 2017, we withdrew our application seeking clearance of our system for soft tissue ablation.  In addition, in connection with the Pre-Market Notification 510(k) we submitted to the FDA seeking clearance to commercialize our CellFX System, in February 2020, we received a NSE letter from the FDA, indicating that based on the data provided, we had not demonstrated that the CellFX System is substantially equivalent to the predicate device, concluding the 510(k) review process without clearance. We will continue to work with the FDA in pursuit of a clearance via a new 510(k) submission.  However, we may not be able to obtain the necessary clearances or approvals necessary to market our CellFX System or such approvals or clearances may be unduly delayed, which could harm our business. We may be required to seek FDA approval through the de novo pathway or file a PMA for our CellFX System, which will require additional clinical data, resources and time.

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

If we experience any of these occurrences, our operations may suffer, we might experience harm to our competitive standing and result in further losses that adversely affect our financial condition. For example, the receipt of the NSE letter from the FDA indicating failure to obtain 510(k) clearance on our February 2019 submission has added significant time and expense to our regulatory clearance process (including additional expense that we will incur in preparing a new 510(k) submission), has delayed our ability to generate revenue, and has had a negative impact on our stock price.

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

The development, marketing, and sale of our products in development, including the CellFX System, depends upon our ability to maintain strong working relationships with physicians. We rely on these professionals to provide us with considerable knowledge and experience regarding the development, marketing and sale of our products. Physicians assist us in clinical trials and as researchers, marketing and product consultants and public speakers. If we cannot maintain our strong working relationships with these professionals and continue to receive their advice and input, the development and marketing of our products could suffer, which could harm our business, financial condition and results of operations. The medical device industry’s relationship with physicians is under increasing scrutiny by the Office of Inspector General (OIG), the Department of Justice (DOJ,) state attorneys general, and other foreign and domestic government agencies. Our failure to comply with laws, rules and regulations governing our relationships with physicians, or an investigation into our compliance by the OIG, DOJ, state attorneys general and other government agencies, could significantly harm our business, including compromising the use or integrity of our clinical data in regulatory submissions to the FDA or similar regulatory authorities.

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

We are exposed to the risk that our employees and independent contractors, including principal investigators, consultants, any future commercial collaborators, service providers and other vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA and other similar regulatory bodies. There are many federal and state laws and regulations prohibiting fraud and abuse in the healthcare industry that can result in significant criminal and civil penalties. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our products for which we obtain marketing approval or clearance. Such laws include:

•

the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program, such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value, and the government can find a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the law or a specific intent to violate. In addition, the government may assert that a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

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

•

HIPAA imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

HIPAA, as amended by the HITECH, and its implementing regulations, which also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the rule, such as health plans, healthcare clearinghouses and healthcare providers as well as their business associates that perform certain services for or on their behalf involving the use or disclosure of individually identifiable health information;

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

•

the CCPA will, among other things, require covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. The CCPA went into effect in January 2020, we cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies to incur substantial costs and expenses in an effort to comply;

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

We have implemented a compliance program to help identify and deter healthcare violations by employees and other third parties that perform services for us. Notwithstanding our efforts, it is possible that governmental authorities may conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable healthcare laws. In addition, we are subject to the risk that a person or government could allege violations of such laws, regulations and other obligations, or that fraud or other misconduct has taken place, even if none occurred. If any such actions are instituted against us, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other U.S. healthcare programs, individual imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations if we are not successful in defending ourselves or asserting our rights. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the above occur, it could have a material adverse effect on our liquidity and financial condition.

To obtain the necessary device approvals or clearances from regulatory authorities for our product candidates, we will have to conduct various pre-clinical and clinical tests, which may be costly and time consuming, and may not provide results that will allow us to seek regulatory approval or clearance.

The number of pre-clinical and clinical tests that will be required for regulatory clearance or approval varies depending on the disease or condition to be treated, the method of treatment, the nature of the device, the jurisdiction in which we are seeking approval or clearance and the applicable regulations. Regulatory agencies, including those in the U.S., Canada, Europe and other countries where medical devices and products are regulated, can delay, limit or deny approval of a product for many reasons. For example, regulatory agencies:

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

The FDA may make requests or disagree with us regarding the design or conduct of our clinical trials, resulting in an increased risk of difficulties or delays in obtaining regulatory approval or clearance in the U.S. and increased costs. For example, in February 2020, we received a NSE letter from the FDA, indicating that based on the data provided, we had not demonstrated that the CellFX System is substantially equivalent to the predicate device, concluding the 510(k) review process without clearance. We will continue to work with the FDA in pursuit of a clearance via a new 510(k) submission, providing additional clinical data as required.

Even if a potential device or product ultimately is cleared or approved by the different regulatory authorities, it may be cleared or approved only for narrow indications which may render it commercially less viable.

Even if we complete clinical testing and a potential device or product of ours is cleared or approved, it may not be cleared or approved for the indications that are necessary or desirable for a successful commercialization. The FDA may grant marketing authorization contingent on the performance of costly additional clinical trials which may be required after approval or clearance. The FDA also may approve or clear our lead product candidates for a more limited indication or a narrower patient population than we originally requested. Our preference will be to obtain as broad an indication as possible for use in connection with the particular disease or treatment for which it is designed. However, the final indication or labeling may be more limited than we originally seek. The limitation on use may make the device or product commercially less viable and more difficult, if not impractical, to market. Therefore, we may not obtain the revenues that we seek in respect of the proposed product, and we will not be able to become profitable and provide an investment return to our investors.

Even if we obtain clearance or approval to sell a potential product, we will be subject to ongoing requirements and inspections that could lead to the restriction, suspension or revocation of our clearance.

We, as well as any potential third-party manufacturer, will be required to adhere to FDA Quality System, which include testing, control, and documentation requirements. We will be subject to similar regulations in foreign countries. Even if regulatory approval or clearance of a product is granted, the approval or clearance may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval or clearance, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Ongoing compliance with Quality System regulations and other applicable regulatory requirements is strictly enforced in the U.S. through periodic inspections by state and federal agencies, including the FDA, and in international jurisdictions by comparable agencies. Failure to comply with regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure to obtain premarket clearance or premarket approval for devices, withdrawal of approvals or clearances previously obtained, and criminal prosecution. The restriction, suspension or revocation of regulatory approvals or clearances, or any other failure to comply with regulatory requirements will limit our ability to operate and could increase our costs.

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

We are exposed to the risk of fraud or other misconduct by or employees, collaborators and other personnel, which could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (i) the laws of the FDA and other similar foreign regulatory bodies, including those laws requiring the reporting of true, complete and accurate information to such regulators; (ii) manufacturing standards; or (iii) healthcare fraud and abuse laws in the U.S. and similar foreign fraudulent misconduct laws. These laws may impact, among other things, future sales, marketing and education programs. The promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud and abuse, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commissions, certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials.

We adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions. Whether or not we are successful in defending against any such actions or investigations, we could incur substantial costs, including legal fees, and divert the attention of management in defending ourselves against any of these claims or investigations, which could have a material adverse effect on our business and financial condition.

Healthcare policy changes, including recent federal legislation to reform the U.S. healthcare system, may have a material adverse effect on us.

Proposals by the federal government, state governments, regulators and third-party payors to control or manage the increased costs of healthcare and to reform the U.S. healthcare system may impact our business significantly. Certain proposals could limit the prices we are able to charge for our products or the coverage and reimbursement available for our products and could limit the acceptance and availability of our products. The adoption of proposals to control costs could have a material adverse effect on our business and financial condition. We cannot predict the initiatives that may be adopted in the future or their full impact on our business. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may negatively impact our ability to set a price that we believe is fair for our products, our ability to generate revenue and achieve profitability, and the availability of capital.

Our operations may be impacted by the Patient Protection and Affordable Care Act (PPACA). For example, the PPACA imposed, among other things, a 2.3% federal excise tax, with limited exceptions, on any entity that manufactures or imports Class I, II and III medical devices offered for sale in the U.S. that began on January 1, 2013. The excise tax was suspended for a two year period beginning January 1, 2016 and was further suspended through December 31, 2019.  In December 2019, this excise tax was permanently repealed, effective after December 31, 2019.

On January 2, 2013, the American Taxpayer Relief Act of 2012, came into effect, which, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare devices and services, which could result in reduced demand for our devices or additional pricing pressures.

We face uncertainties that might result from modification or repeal of any of the provisions of the PPACA, including as a result of current and future executive orders and legislative actions. The impact of those changes on us and potential effect on the medical device industry as a whole is currently unknown. Any changes to the PPACA are likely to have an impact on our results of operations, and may have a material adverse effect on our results of operations. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the U.S. may have on our business.

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

The market price of our common stock has been highly volatile, and we expect it to continue to be highly volatile for the foreseeable future in response to many risk factors listed in this section, and others beyond our control, including:

•	results of clinical trials of our planned products or those of our competitors;

•	actions by regulatory bodies, such as the FDA, that effect our business or have the effect of delaying or rejecting approval or clearance of our planned products such as the CellFX System;

•	actual or anticipated fluctuations in our financial condition and operating results;

•	announcements by our customers, partners or suppliers relating directly or indirectly to our products, services or technologies;

•	announcements of technological innovations by us or our competitors;

•	changes in laws or regulations applicable to our planned products;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments or achievement of significant milestones;

•	additions or departures of key personnel;

•	competition from existing products or new products that may emerge;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	disputes or other developments related to proprietary rights, including patents, litigation matters or our ability to obtain intellectual property protection for our technologies;

•	actual or alleged security breaches;

•	announcements or expectations of additional financing efforts;

•	sales of our common stock by us or our stockholders;

•	stock price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	reports, guidance and ratings issued by securities or industry analysts;

•	overall conditions in our industry and market including the impact of COVID-19; and

•	general economic and market conditions.

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

We maintain a shelf registration statement on Form S-3 pursuant to which we may, from time to time, sell up to an aggregate of $150.0 million of our common stock, preferred stock, depositary shares, warrants, debt securities or units. We may also issue shares of common stock or securities convertible into, exchangeable or exercisable for our common stock from time to time in connection with financings, acquisitions, investments or otherwise. Any such issuances would result in dilution to certain of our existing stockholders and could cause our stock price to fall. We may also sell shares or other securities at a price per share that is less than the price per share paid by existing investors, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders.

We do not know whether an active, liquid and orderly trading market will be maintained for our common stock and as a result it may be difficult for you to sell your common stock.

Prior to our initial public offering in May 2016, there was no public market for our common stock. Although our common stock is listed on The Nasdaq Capital Market (Nasdaq), the market for our shares has demonstrated varying levels of trading activity. As a result of these and other factors, you may not be able to sell your common stock quickly or at or above the price paid to acquire the stock or at all. Further, an inactive market may also harm our ability to raise capital by selling additional common stock and may harm our ability to enter into strategic collaborations or acquire companies or products by using our common stock as consideration.

Concentration of ownership by our principal stockholder may limit your ability to influence the outcome of director elections and other transactions requiring stockholder approval.

A significant percentage of our outstanding stock is held by Robert W. Duggan, Chairman of our board of directors, who beneficially owns approximately 43% of our common stock outstanding as of the date of this Annual Report. As a result, Mr. Duggan has significant influence over corporate actions requiring stockholder approval, including the following actions:

•	to elect or defeat the election of our directors;

•	to amend or prevent amendment of our certificate of incorporation or bylaws;

•	to effect or prevent a merger, sale of assets or other corporate transaction; and

•	to control the outcome of any other matter submitted to our stockholders for vote.

Mr. Duggan’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price. In addition, Mr. Duggan is not subject to any contractual restrictions on his ability to acquire additional shares of common stock and any such purchases, including purchases in connection with the proposed rights offering or any alternative equity or equity-linked offering that we may conduct, could result in his acquisition of a majority of our common stock. If this were to occur, we would be considered a “controlled” company under the Nasdaq rules and would be exempt from the obligation to comply with certain Nasdaq corporate governance requirements.

Management currently beneficially holds a small percentage of our common stock. Other than their positions as directors or officers, and the restriction on the stockholders being able to call a special meeting limited to holders of 15% or more of the outstanding shares of common stock, our management will not be able to greatly influence corporate actions requiring stockholder approval.

Robert W. Duggan’s significant ownership position may impact our stock price and may deter or prevent efforts by other companies to acquire us, which could prevent our stockholders from realizing a control premium.

Robert W. Duggan, is the Chairman of our board of directors, and beneficially owns approximately 43% of our common stock outstanding as of the date of this Annual Report. In addition, Mr. Duggan is not subject to any contractual restrictions on his ability to acquire additional shares of common stock, and any such purchases, including purchases in connection with the proposed rights offering or any alternative equity or equity-linked offering that we may conduct, could result in his acquisition of a majority of our common stock. As a result of Robert W. Duggan’s significant ownership and position as Chairman of the board of directors, other companies may be less inclined to pursue an acquisition of us and therefore we may not have the opportunity to be acquired in a transaction that stockholders might otherwise deem favorable, including transactions in which our stockholders might realize a substantial premium for their shares. In addition, public speculation regarding Mr. Duggan, as well as our relationship with Mr. Duggan, could cause our stock price to fluctuate.

We have incurred and will continue to incur costs as a result of operating as a public company and our management has been and will be required to devote substantial time to public company compliance initiatives.

As a public company, listed in the U.S., we have incurred and will continue to incur significant legal, accounting and other expenses due to our compliance with regulations and disclosure obligations applicable to us, including compliance with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the Nasdaq. The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance.

Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact, in ways we cannot currently anticipate, the manner in which we operate our business. Our management and other personnel have and will continue to devote a substantial amount of time to these compliance programs and monitoring of public company reporting obligations and, as a result of the new corporate governance and executive compensation related rules, regulations, and guidelines prompted by the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, and further regulations and disclosure obligations expected in the future, we will likely need to devote additional time and costs to comply with such compliance programs and rules. New laws and regulations as well as changes to existing laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act, the Dodd-Frank Act, and rules adopted by the SEC and Nasdaq, will likely result in increased costs to us as we respond to their requirements. We are currently evaluating and monitoring developments with respect to these rules and regulations, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We also qualify as a “smaller reporting company,” as defined in the Exchange Act, and so long as we remain a smaller reporting company, we benefit from and may take advantage of scaled disclosure requirements.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our reporting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected. We will remain an “emerging growth company” for up to five years from our IPO in 2016, although we will lose that status sooner if our revenues exceed $1.07 billion, if we issue more than $1.0 billion in non-convertible debt in a three-year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease approximately 29,000 square feet of premises located in Hayward, California, which is used for our corporate headquarters and principal operating facility. The term of the original lease included approximately 15,700 square feet for 62 months and commenced on July 1, 2017. During May 2019, we entered into an amendment to the lease which amended the existing lease and provided for a total expansion of the premises to approximately 50,300 square feet and an option to extend the term of the lease. Approximately 13,300 square feet of the 34,600 square feet expansion was occupied in November 2019 during the first phase, the remaining approximately 21,300 square feet will be occupied in the second phase. The amended lease can be extended up to seven years.

We believe that our existing and expanded facilities will be sufficient to meet our needs for the foreseeable future.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on Nadaq and has been traded under the symbol “PLSE” since May 18, 2016.

Holders of Record

As of February 28, 2020, there were approximately 11 stockholders of record of our common stock. We believe the actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in “street” name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The following graph shows a comparison from May 18, 2016 (the date our common stock commenced trading on the Nasdaq through December 31, 2019 of the cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Nasdaq Biotechnology Index assume reinvestment of dividends.

Item 6. Selected Financial Data

The following tables set forth selected financial data as of and for the last five fiscal years. This selected financial data should be read in conjunction with our historical financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report.

	Year Ended December 31,
(in thousands, except per share amounts)	2019	2018	2017	2016 (1)	2015 (1)
Revenue	$—	$—	$—	$—	$—
Operating expenses:
General and administrative	22,327	20,045	15,503	3,415	1,621
Research and development	24,961	17,253	9,646	5,506	2,181
Amortization of intangible assets	666	665	665	665	666
Total operating expenses	47,954	37,963	25,814	9,586	4,468
Other income (expense):
Interest income	983	446	247	68	—
Other expense	—	(28)	—	—	—
Total other income	983	418	247	68	—
Loss from operations, before income taxes	(46,971)	(37,545)	(25,567)	(9,518)	(4,468)
Income tax benefit	—	—	—	—	(1,657)
Net loss	$(46,971)	$(37,545)	$(25,567)	$(9,518)	$(2,811)

Net loss per share:
Basic and diluted net loss per share	$(2.26)	$(2.20)	$(1.73)	$(0.86)	$(0.37)
Weighted average shares used to compute net loss per common share — basic and diluted	20,746	17,078	14,754	11,009	7,565

(1) For the years ended December 31, 2016 and 2015, $0.5 million and $0.4 million, respectively, of patent legal costs were reclassified from research and development to general and administrative expenses.

	As of December 31,
	2019	2018	2017	2016	2015
Cash, cash equivalents and investments	$25,398	$59,583	$38,069	$16,395	$3,606
Working capital	21,944	57,254	36,268	15,647	3,337
Total assets	41,915	70,640	49,821	26,314	14,325
Total liabilities	11,178	4,306	3,826	1,016	660
Total stockholders' equity	30,737	66,334	45,995	25,298	13,665

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

Overview

We are a novel bioelectric medicine company committed to health innovation that improves and potentially extends the lives of patients. We are pursuing regulatory clearance from the FDA to market our first product, our proprietary CellFX™ System. The CellFX System utilizes its patented Nano-Pulse Stimulation™ (NPS™) technology to treat a variety of applications for which an optimal solution remains unfulfilled. NPS is a proprietary technology that delivers nanosecond duration pulses of high amplitude electrical energy to non-thermally clear targeted cells while sparing adjacent non-cellular tissue. The cell-specific effects of NPS technology have been validated in a series of completed and ongoing clinical studies.

We have incurred substantial operating losses and have used cash in our operating activities since inception. Based on our current operating plan, we believe we do not have sufficient cash and cash equivalents on hand to support current operations for at least twelve months from the date that our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K were issued. To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern for at least twelve months from the date that our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K were issued. As such, we plan to seek to raise capital from time to time this year through future debt or equity financings to fund our future operations and remain as a going concern including by pursuing a  proposed rights offering, seeking to raise net proceeds of approximately $30 million assuming such rights offering is fully subscribed. There is no assurance that the rights offering will be successful, or that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to us.

Plan of Operation

We plan to establish ourselves as a medical therapy company with a local, non-thermal, and drug-free treatment platform that initiates cell death in targeted tissue by a process of cell signaling and also induces an adaptive immune response to the targeted tissue. In order to accomplish this, we plan to:

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

Critical Accounting Policies and Significant Judgments

The discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with the rules and regulations of the SEC. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by management or can be materially affected by changes from period to period in economic factors or conditions that are outside of the company’s control. As a result, these issues are subject to an inherent degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, future business plans and the projected financial results, the terms of existing contracts, trends in the industry and information available from other outside sources.

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

Goodwill

We record goodwill when the consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. We review goodwill for impairment at least annually or whenever changes in circumstances indicate that the carrying value of the goodwill may not be recoverable based on the fair value of the reporting units. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, goodwill is not considered impaired and no further testing is required. If further testing is required, we perform a two step-process. The first step involves comparing the fair value of the reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step of the test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value. For the purpose of impairment testing, we have determined that the Company has one reporting unit. To date, there has been no impairment of goodwill.

Stock-Based Compensation

We periodically issue stock options to officers, directors, employees and consultants for services rendered. Such issuances vest and expire according to terms established at the issuance date. Stock-based payments to officers, directors and employees, including grants of employee stock options, are recognized in the financial statements based on their fair values. Stock option grants, which are generally time vested, are measured at the grant date fair value and charged to operations on a straight-line basis over the vesting period. We estimate the grant date fair value of stock options, using the Black-Scholes option-pricing model.

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

We account for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 740-10 - Accounting for Uncertainty in Income Taxes. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized.

We are subject to U.S. federal income taxes and income taxes in California. As our net operating losses have yet to be utilized, previous tax years remain open to examination by federal authorities and other jurisdictions in which we currently operate or have operated in the past. We are not currently under examination by any tax authority.

Components of Results of Operations

Operating Expenses

We generally recognize operating expenses as general and administrative costs and research and development costs, as well as non-cash amortization of intangible assets. Our operating expenses also include non-cash components related to depreciation and amortization of property and equipment and stock-based compensation costs, which are allocated, as appropriate, to general and administrative costs and research and development costs.

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

Results of Operations

Comparison of the Years ended December 31, 2019 and 2018

Our consolidated statements of operations as discussed herein are presented below:

	Year Ended
	December 31,
(in thousands)	2019	2018	$ Change
Revenue	$—	$—	$—
Operating expenses:
General and administrative	22,327	20,045	2,282
Research and development	24,961	17,253	7,708
Amortization of intangible assets	666	665	1
Total operating expenses	47,954	37,963	9,991
Other income (expense):
Interest income	983	446	537
Other expense	—	(28)	28
Total other income	983	418	565
Loss from operations, before income taxes	(46,971)	(37,545)	(9,426)
Income tax benefit	—	—	—
Net loss	$(46,971)	$(37,545)	$(9,426)

General and Administrative

General and administrative expenses consist of salaries and related expenses for executives, marketing, sales, finance, legal, human resources, information technology and administrative personnel. General and administrative expenses increased by $2.3 million to $22.3 million in 2019 from $20.0 million in 2018 due primarily to $1.2 million of increased headcount related expenses and $1.1 million of increased corporate insurance policy and Delaware franchise tax expense due to our expanded operational infrastructure. General and administrative expenses are expected to increase during 2020 with the buildout of additional operational infrastructure to support the anticipated commercialization of our CellFX System in the aesthetic dermatology market.

Research and Development

Research and development expenses consist of salaries and related expenses for research and development personnel, clinical trials professional fees and consulting costs related to the design, development and enhancement of our potential future products, engineering prototypes supplies and pre-commercial manufacturing supplies. Research and development expenses increased by $7.7 million to $25.0 million in 2019 from $17.3 million in 2018 due primarily to $3.7 million of increased headcount related expenses, $1.4 million of increased clinical trial and sponsored research related expense from the Company’s expanded clinical studies of NPS technology including the treatment of sebaceous hyperplasia, seborrheic keratosis, warts, and other general benign lesions, $1.7 million of increased engineering and manufacturing supplies and consulting expenses in support of continued development of the CellFX System capabilities and pre-commercial supply chain,  $0.5 million of increased CellFX ecommerce system development and facility expenses from the expansion of our Hayward facility, and $0.4 million of increased travel expenses.

Other Income (Expense)

Other income increased by approximately $0.6 million to $1.0 million in 2019 from $0.4 million due primarily to higher interest income earned as a result of higher average monthly investment balances.

Comparison of the Years ended December 31, 2018 and 2017

Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located in our 10-K for the fiscal year ended December 31, 2018, filed on March 14, 2019, for the discussion of the comparison of the fiscal year ended December 31, 2018 to the fiscal year ended December 31, 2017, the earliest of the three fiscal years presented in the consolidated financial statements.

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

Our consolidated statements of cash flows as discussed herein are presented below:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Net cash used in operating activities	$(34,174)	$(23,896)	$(11,087)
Net cash provided by (used in) investing activities	$(10,112)	$26,117	$(22,998)
Net cash provided by financing activities	$82	$45,496	$35,382
Net increase (decrease) in cash and cash equivalents	$(44,204)	$47,717	$1,297

At December 31, 2019, we had cash, cash equivalents and investments of $25.4 million. Our independent registered public accounting firm has issued a “going concern” opinion, meaning that there is substantial doubt we can continue as an ongoing business for the next twelve months from the date that our audited consolidated financial statements included elsewhere on this Annual Report on Form 10-K were issued unless we obtain additional capital. To date, we have not generated any revenue. As a result, we have incurred significant operating losses in each year since our inception and we expect to continue to incur additional losses for the next several years.

We plan to raise additional capital in the future, including by pursuing a proposed rights offering, which was approved by our board of directors in February 2020, seeking to raise net proceeds of approximately $30 million assuming such rights offering is fully subscribed. There is no assurance that the rights offering will be successful, or that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to us.

These expectations are based on our current operating and financing plans which are subject to change. Until we are able to generate sustainable product revenues at profitable levels, we expect to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such additional funds may not be available on terms acceptable to us or at all. If we raise funds by issuing equity or equity-linked securities, the ownership of certain of our stockholders will be diluted and the holders of new equity securities may have priority rights over our existing stockholders. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into agreements on unattractive terms. Our inability to raise capital could have a material adverse effect on our business, financial condition and results of operations.

Operating Activities

During 2019, we used cash of $34.2 million in operating activities. The difference between cash used in operating activities and net loss consisted primarily of stock-based compensation, depreciation and amortization, increased accounts payable and accrued expenses.

During 2018, we used cash of $23.9 million in operating activities. The difference between cash used in operating activities and net loss consisted primarily of stock-based compensation, depreciation and amortization, increased accounts payable and accrued expenses, partially offset by increased prepaid expenses and decreased deferred rent.

Investing Activities

During 2019, we used cash of $10.1 million for investing activities, of which $9.5 million was used for the net purchases of investments and $0.6 million for property and equipment.

During 2018, cash provided from investing activities of $26.1 million from the sale of investments of $24.9 million and $41.8 million of cash proceeds from the maturities of investments, partially offset by $40.3 million cash used for the purchase of investments and $0.3 million cash used for the purchase of property and equipment.

Financing Activities

During 2019, cash provided from financing activities was $0.1 million in connection with the proceeds from stock option exercises and employee stock purchases offset by tax payments withheld for the vesting of restricted stock units.

During 2018, cash provided from financing activities was $45.5 million due to net proceeds from our rights offering and the issuance of common stock in connection with the exercise of stock options and warrants and our employee stock purchase plan.

Comparison of the Years ended December 31, 2018 and 2017

Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located in our 10-K for the fiscal year ended December 31, 2018, filed on March 14, 2019, for the discussion of the comparison of the fiscal year ended December 31, 2018 to the fiscal year ended December 31, 2017, the earliest of the three fiscal years presented in the consolidated financial statements.

Contractual Obligations

Frank Reidy Research Center Agreement

As provided for in the license agreement with ODURF and EVMS, effective on November 6, 2014, we sponsored certain approved research activities at ODURF’s Frank Reidy Research Center under a sponsored research agreement. In June 2017, we agreed to sponsor $0.7 million in research from July 1, 2017 to June 30, 2018. In August 2018, we agreed to sponsor $0.8 million in research from September 1, 2018 to August 1, 2019. In September 2019, we agreed to sponsor $0.8 million in research from October 1, 2019 to September 1, 2020. These sponsored researches were funded through monthly payments made upon ODURF certifying, to our reasonable satisfaction, that ODURF has met its obligations pursuant to the specified task order and statement of work. The principal investigator may transfer funds with the budget as needed with our approval so long as the obligations of ODURF under the task order and statement of work remain unchanged and unimpaired. During the years ended December 31, 2019, 2018, and 2017, we incurred costs relating to the sponsored research agreement equal to $0.9 million, $0.7 million and $0.8 million, respectively. As of December 31, 2019, $0.6 million remained payable under this agreement.

In addition, during 2017, we agreed to provide $0.3 million in research funding to researchers affiliated with ODURF and EVMS matching funds made available to those researchers by the Virginia Biosciences Health Research Corporation. Our sponsorship affords access to certain intellectual property, if any, developed during the project. As of December 31, 2019, no amount remained available under this agreement.

Operating Lease

We lease approximately 29,000 square feet of premises located in Hayward, California, which is used for our corporate headquarters and principal operating facility. The term of the original lease included 15,700 square feet for 62 months and commenced on July 1, 2017. During May 2019, we entered into an amendment to the lease which amended the existing lease and provided for a total expansion of the premises to approximately 50,300 square feet and an option to extend the term of the lease. Approximately 13,300 square feet of the 34,600 square feet expansion was occupied in November 2019 during the first phase, the remaining approximately 21,300 square feet will be occupied in the second phase. The amended lease can be extended up to seven years.

Under the original lease agreement, the landlord provided $2.1 million allowance for tenant improvements, which was recorded as deferred rent at the inception of the lease term. Future minimum lease payment are net of amortization of tenant improvement allowance. The following table summarizes our contractual obligations as of December 31, 2019 (in thousands):

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating leases	$10,988	$647	$2,057	$2,227	$6,057

Off-Balance Sheet Arrangements

At December 31, 2019, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. No liability associated with such indemnification agreements has been recorded as of December 31, 2019.

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

Interest Rate and Market Risk

Our exposure to interest rate and market risk is confined to our cash, cash equivalents and investments, all of which have maturities of less than one year. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of our cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio are not leveraged, are classified as available-for-sale, and are, due to their relatively short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a hypothetical 10% change in market interest rates would have a material negative impact on the value of our investment portfolio.

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

Item 8. Financial Statements and Supplementary Data

PULSE BIOSCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Pulse Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows of Pulse Biosciences, Inc. (as defined in Note 1 to the consolidated financial statements) (the “Company”) for the year ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Gumbiner Savett Inc.

We had served as the Company's auditor since 2015 and our tenure ended on April 16, 2018.

Santa Monica, California

March 16, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Pulse Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pulse Biosciences, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses and negative cash flows from operations that raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), using the optional transition method.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 16, 2020

We have served as the Company's auditor since 2018.

PULSE BIOSCIENCES, INC.

Consolidated Balance Sheets

(in thousands, except par value)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$6,899	$51,103
Investments	18,499	8,480
Prepaid expenses and other current assets	1,005	779
Total current assets	26,403	60,362
Property and equipment, net	2,566	2,173
Intangible assets, net	4,547	5,213
Goodwill	2,791	2,791
Right-of-use assets	5,114	—
Other assets	494	101
Total assets	$41,915	$70,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,963	$1,272
Accrued expenses	2,496	1,421
Deferred rent, current	—	415
Total current liabilities	4,459	3,108

Deferred rent, net of current	—	1,198
Lease liability	6,719	—
Total liabilities	11,178	4,306

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized – 50,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized – 500,000 shares; issued and outstanding – 20,825 shares and 20,593 shares at December 31, 2019 and 2018, respectively	21	21
Additional paid-in capital	153,401	142,032
Accumulated other comprehensive loss	4	(1)
Accumulated deficit	(122,689)	(75,718)
Total stockholders’ equity	30,737	66,334
Total liabilities and stockholders’ equity	$41,915	$70,640

See accompanying notes to the consolidated financial statements.

PULSE BIOSCIENCES, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue	$—	$—	$—
Operating expenses:
General and administrative	22,327	20,045	15,503
Research and development	24,961	17,253	9,646
Amortization of intangible assets	666	665	665
Total operating expenses	47,954	37,963	25,814
Other income (expense):
Interest income	983	446	247
Other expense	—	(28)	—
Total other income	983	418	247
Loss from operations, before income taxes	(46,971)	(37,545)	(25,567)
Income tax benefit	—	—	—
Net loss	(46,971)	(37,545)	(25,567)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net of tax	5	50	(44)
Comprehensive loss	$(46,966)	$(37,495)	$(25,611)
Net loss per share:
Basic and diluted net loss per share	$(2.26)	$(2.20)	$(1.73)
Weighted average shares used to compute net loss per common share — basic and diluted	20,746	17,078	14,754

See accompanying notes to the consolidated financial statements.

PULSE BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except per share amount)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2016	13,315	$13	$37,898	$(7)	$(12,606)	$25,298
Shares issued upon closing of private placements, net of issuance costs of $199	2,820	3	34,840	—	—	34,843
Issuance of shares upon exercise of warrants	522	—	50	—	—	50
Issuance of shares upon exercise of stock options	162	1	488	—	—	489
Stock-based compensation expense	—	—	10,926	—	—	10,926
Unrealized loss on available-for-sale securities	—	—	—	(44)	—	(44)
Net loss	—	—	—	—	(25,567)	(25,567)
Balance, December 31, 2017	16,819	$17	$84,202	$(51)	$(38,173)	$45,995
Issuance of common stock in a rights offering at $12.57 per share for cash, net of issuance cost of $213	3,581	4	44,782	—	—	44,786
Issuance of shares upon exercise of warrants	24	—	—	—	—	—
Issuance of shares upon exercise of stock options	145	—	498	—	—	498
Issuance of shares under employee stock purchase plan	24	—	327	—	—	327
Stock-based compensation expense	—	—	12,338	—	—	12,338
Tax payments related to shares withheld for vested restricted stock units	—	—	(115)	—	—	(115)
Unrealized gain on available-for-sale securities	—	—	—	50	—	50
Net loss	—	—	—	—	(37,545)	(37,545)
Balance, December 31, 2018	20,593	$21	$142,032	$(1)	$(75,718)	$66,334
Issuance of shares upon exercise of warrants	37	—	—	—	—	—
Issuance of shares upon exercise of stock options	99	—	272	—	—	272
Issuance of shares under employee stock purchase plan	38	—	423	—	—	423
Issuance of shares on vesting of restricted stock units	58	—	—	—	—	-
Stock-based compensation expense	—	—	11,287	—	—	11,287
Tax payments related to shares withheld for vested restricted stock units	—	—	(613)	—	—	(613)
Unrealized gain on available-for-sale securities	—	—	—	5	—	5
Net loss	—	—	—	—	(46,971)	(46,971)
Balance, December 31, 2019	20,825	$21	$153,401	$4	$(122,689)	$30,737

See accompanying notes to the consolidated financial statements.

PULSE BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(46,971)	$(37,545)	$(25,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	494	645	336
Loss on disposal of fixed assets	—	28	—
Amortization of intangible assets	666	665	665
Stock-based compensation	11,287	12,338	10,926
Net premium amortization and discount on available-for-sale securities	(521)	(140)	26
Landlord incentive for tenant improvements	—	—	2,119
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(226)	(367)	(144)
Accounts payable	646	490	517
Accrued expenses	841	387	245
Right-of-use assets	68	—	—
Other assets	(393)	—	(101)
Lease liabilities	(76)	—	—
Other current and non-current liabilities	—	(397)	(109)
Net cash used in operating activities	(34,185)	(23,896)	(11,087)
Cash flows from investing activities:
Purchases of property and equipment	(608)	(276)	(2,551)
Purchases of investments	(77,993)	(40,297)	(43,595)
Maturities of investments	68,500	41,815	23,148
Sales of investments	—	24,875	—
Net cash provided by (used in) investing activities	(10,101)	26,117	(22,998)
Cash flows from financing activities:
Proceeds from exercises of stock options and warrants	272	498	539
Proceeds from issuance of common stock from private placements, net of issuance costs of $199	—	—	34,843
Proceeds from issuance of common stock under employee stock purchase plan	423	327	—
Proceeds from issuance of common stock from rights offering, net of issuance costs of $213	—	44,786	—
Tax payments related to shares withheld for vested restricted stock units	(613)	(115)	—
Net cash provided by financing activities	82	45,496	35,382
Net increase (decrease) in cash and cash equivalents	(44,204)	47,717	1,297
Cash and cash equivalents at beginning of period	51,103	3,386	2,089
Cash and cash equivalents at end of period	$6,899	$51,103	$3,386

Supplemental disclosure of noncash investing and financing activities:
Equipment purchases included in accounts payable and accrued expenses	$279	$33	$38

See accompanying notes to the consolidated financial statements.

PULSE BIOSCIENCES, INC.

Notes to Consolidated Financial Statements

1.  Description of the Business

Pulse Biosciences, Inc. (the Company) is a novel bioelectric medicine company committed to health innovation that improves and potentially extends the lives of patients. The Company is pursuing regulatory clearance to market its first product, its proprietary CellFX System. The Company’s CellFX System utilizes its patented Nano-Pulse Stimulation™ (NPS™) technology to treat a variety of applications for which an optimal solution remains unfulfilled. NPS is a proprietary technology that delivers nanosecond duration pulses of high amplitude electrical energy to non-thermally clear targeted cells while sparing adjacent non-cellular tissue. The cell-specific effects of NPS technology have been validated in a series of completed and ongoing clinical studies.

The Company was incorporated in Nevada on May 19, 2014, and was reincorporated in the State of Delaware on June 18, 2018. The Company’s headquarters and research facility are located in Hayward, California.

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

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the United States Securities Exchange Commission (the SEC). The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries and intercompany balances and transactions have been eliminated in consolidation.

Going concern

As of December 31, 2019, the Company had an accumulated deficit of $122.7 million, cash outflows from operations of $34.2 million, and cash, cash equivalents and investments of $25.4 million and anticipates that it will continue to incur significant operating losses for the next several years. Until such time as the Company can generate substantial product revenue and achieve profitability, the Company will need to raise additional capital. The Company plans to raise additional capital to fund its operations for at least the next twelve months from the date of issuance of the accompanying consolidated financial statements, including via a proposed rights offering that seeks to raise net proceeds of approximately $30 million, assuming such rights offering is fully subscribed. There is no assurance that the rights offering will be successful, or that additional financing will be available when needed or that management of the Company will be able to obtain financing on terms acceptable to the Company. Accordingly, the Company’s management cannot conclude that such plans will be effectively implemented within twelve months from the date of issuance of the accompanying consolidated financial statements.

These factors, combined with the Company’s forecast of cash required to fund operations for a period of at least twelve months from the date of issuance of the accompanying consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Cash, Cash Equivalents and Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company has designated all investments as available-for-sale and therefore, such investments are reported at fair value, with unrealized gains and losses recognized in accumulated other comprehensive income (loss) (AOCI) in stockholders’ equity. The cost of marketable securities is adjusted for the amortization of premiums and discounts to expected maturity. Premium and discount amortization is included in other income, net. Realized gains and losses, as well as interest income, on available-for-sale securities are also included in other income, net. The Company includes all of its available-for-sale securities in current assets.

All of the Company’s investments are subject to annual impairment review. The Company recognizes an impairment loss when a decline in the fair value of its marketable investments below the cost basis is judged to be other-than-temporary. Factors considered in determining whether a loss is temporary include the length of time and extent to which the marketable investments fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security and whether or not the Company will be required to sell the security before the recovery of its amortized cost. No impairment losses were incurred during the periods presented.

Property and Equipment

Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life. Equipment is recorded at cost and depreciated using the straight-line method over their estimated useful lives, ranging from three to five years.

Intangible Assets

The Company’s intangible assets consist of acquired patents and licenses, which are amortized over their estimated useful lives of twelve years.

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

Goodwill

The Company records goodwill when the consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. The Company reviews goodwill for impairment at the reporting unit level at least annually or whenever changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. To date, there has been no impairment of goodwill.

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

Equity instruments issued to non-employees are recorded at their fair value on the grant date and are subject to periodic adjustments as the underlying equity instruments vest. The fair value of these equity instruments are expensed over the service period.

Estimates of the fair value of equity-settled awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, are affected by assumptions regarding a number of complex variables. Changes in the assumptions can materially affect the fair value of the award and the stock-based compensation expense recognized. These inputs are subjective and generally require significant analysis and judgment to develop. The Company determines the volatility factor based on the historical volatilities of comparable public companies in similar industries. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the equity-settled award. For all stock options granted to date, the Company used the simplified method to calculate the expected term, which is the average of the contractual term and vesting period. Prior to the Company’s initial public offering, the fair value of common stock was determined by reference to either recent or anticipated cash transactions involving the sale of the Company’s common stock.

The Company recognizes the fair value of stock-based compensation costs in general and administrative costs and in research and development costs, as appropriate, in the Company’s consolidated statements of operations.

Research and Development Costs

Research and development costs consist primarily of compensation costs, fees paid to consultants and outside service providers and organizations (including university research institutes), costs associated with clinical trials, development prototypes and other expenses relating to the acquisition, design, development and testing of the Company’s product candidates, and certain facilities related costs. Research and development costs incurred by the Company are expensed as incurred, unless the achievement of milestones, the completion of contracted work, or other information indicates that a different expensing schedule is more appropriate.

Patent Costs

The Company is the owner of numerous domestic and foreign patents. Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and any related patent applications, patent costs not related to acquired patents, including patent-related legal fees, filing fees and other costs, including internally generated costs, are expensed as incurred. During the years ended December 31, 2019, 2018 and 2017, patent costs totaled $0.6 million, $0.6 million and $0.8 million, respectively. Patent costs are included in general and administrative costs in the consolidated statements of operations and comprehensive loss.

Income Taxes

The Company accounts for income taxes under an asset and liability approach for financial accounting and reporting for income taxes. Accordingly, the Company recognizes deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities.

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more-likely-than-not to be realized. In the event the Company determines that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made.

The Company is subject to U.S. federal income taxes and income taxes in the State of California. As the Company’s net operating losses have yet to be utilized, previous tax years remain open to examination by federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company is not currently under examination by any tax authority.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by U.S. GAAP. The tax effects of a position are recognized only if it is more-likely-than-not to be sustained by the taxing authority as of the reporting date. If the tax position is not considered more-likely-than-not to be sustained, then no benefits of the position are recognized. At December 31, 2019 and 2018, the Company had not recorded any liability for uncertain tax positions. The Company includes interest and penalties related to uncertain tax positions as a component of income tax expense.

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

The following outstanding stock options, warrants and RSUs to purchase common stock were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2019	2018	2017
Common stock warrants	167,847	213,485	249,709
Common stock options	3,749,186	2,956,687	2,598,659
Restricted stock units	222,606	222,606	229,774
Total	4,139,639	3,392,778	3,078,142

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s Chief Executive Officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. All of the Company’s assets are based in the United States (U.S.).

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB)  issued Accounting Standards Update (ASU)  No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This updated standard became effective for the Company in the first quarter of fiscal year 2018. Since the Company has not recognized or generated revenue to date, the adoption of this pronouncement did not have any impact to its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, amended Accounting Standard Codification (ASC) 842, Leases. The new standard requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). The Company adopted ASC 842 on January 1, 2019, using the modified retrospective transition method per ASU No. 2018-11 issued on July 2018 wherein entities were allowed to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Accordingly, all periods prior to January 1, 2019 were presented in accordance with ASC 840, Leases, and no retrospective adjustments were made to the comparative periods presented. The adoption of ASC 842 resulted in an increase to total assets and liabilities due to the recording of operating lease right-of-use assets (ROU) presented within other assets and operating lease liabilities of approximately $0.1 million as of January 1, 2019.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, which expands the scope of Topic 718, Compensation—Stock Compensation to include share-based payments issued to non-employees for goods or services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. The Company adopted ASU 2018-07 in the first quarter of 2019, and the adoption had no significant impact to its financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the general principles in ASC 740 and makes amendments to other areas with the intention of simplifying various aspects related to accounting for income taxes. The new standard is effective for fiscal years beginning after December 15, 2020, including interim periods therein; with early adoption permitted. The Company is currently evaluating the impact that the standard will have on its financial statements and related disclosures; and does not expect the adoption to have a material impact on the Company’s financial statements.

3. Investments and Fair Value of Financial Instruments

Investments

The Company’s investments have been classified and accounted for as available-for-sale. The Company’s investments consisted of the following (in thousands):

	December 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$18,495	$4	$—	$18,499
Total assets measured at fair value	$18,495	$4	$—	$18,499

	December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$8,481	$—	$(1)	$8,480
Total assets measured at fair value	$8,481	$—	$(1)	$8,480

The contractual maturities of the Company’s investments were as follows (in thousands):

	December 31,
Investments	2019	2018
Due in one year	$18,499	$8,480
Due in one to two years	—	—
Total	$18,499	$8,480

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

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis (in thousands):

		December 31, 2019
Assets	Classification	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$6,429	$—	$—	$6,429
U.S. Treasury securities	Investments	—	18,499	—	18,499
Total assets measured at fair value		$6,429	$18,499	$—	$24,928

		December 31, 2018
Assets	Classification	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$50,703	$—	$—	$50,703
U.S. Treasury securities	Investments	—	8,480	—	8,480
Total assets measured at fair value		$50,703	$8,480	$—	$59,183

During year ended December 31, 2019 and 2018, the Company did not record impairment charges related to its marketable investments. During the years ended December 31, 2019 and 2018, the Company did not have any transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy. Additionally, the Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2019 or 2018.

4.  Balance Sheet Components

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2019	2018
Leasehold improvements	$2,248	$2,248
Laboratory equipment	677	518
Furniture, fixtures and equipment	466	248
Software	118	118
Construction in progress	543	33
	4,052	3,165
Less: Accumulated depreciation and amortization	(1,486)	(992)
	$2,566	$2,173

The lease for Company’s current premises in Hayward, California began in July 2017, per terms of the lease, the landlord provided $2.1 million in tenant improvement allowance which was capitalized.

Depreciation and amortization expense for the years ended December 31, 2019, 2018, and 2017 was $0.5 million, $0.6 million, and $0.3 million, respectively.

Intangible Assets, net

Intangible assets primarily consist of a license to utilize certain patents, know-how and technology relating to the Company’s NPS for biomedical applications acquired from Old Dominion University Research Foundation (ODURF), Eastern Virginia Medical School (EVMS), and the University of Southern California. In addition, the Company entered into a Sponsored Research Agreement with Old Dominion University’s Frank Reidy Research Center for Bioelectrics, a leading research organization in the field, which includes certain intellectual property rights arising from the research. The Company is amortizing the intangible assets over an estimated useful life of 12 years.

Intangible assets, net consisted of the following (in thousands):

	December 31,
	2019	2018
Acquired patents and licenses	$7,985	$7,985
Less: Accumulated amortization	(3,438)	(2,772)
	$4,547	$5,213

A  schedule of the amortization of intangible assets is as follows (in thousands):

Years ending December 31:
2020	$665
2021	665
2022	665
2023	665
2024	665
Thereafter	1,222
$4,547

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2019	2018
Compensation expense	$1,699	$938
Accrued clinical	262	156
Professional fees	51	274
Property and equipment	234	—
Other	250	53
	$2,496	$1,421

The compensation expense includes approximately $0.3 million relating to the departure of an executive officer.

5.  Goodwill

In 2014, the Company acquired three companies (the acquisitions) for aggregate consideration of $5.5 million. In accordance with ASC Topic 805, Business Combinations, the Company recorded goodwill of $2.8 million in connection with the acquisitions, which represents the excess of consideration paid over the fair value of net tangible and intangible assets acquired.

The Company reviews goodwill for impairment annually or whenever changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Based on the Company’s annual review as of December 31, 2019,  the Company determined that  its goodwill was not impaired.

6.  Stockholders’ Equity and Stock-Based Compensation

Preferred Stock

The Company has authorized a total of 50,000,000 shares of preferred stock, par value $0.001 per share, none of which were outstanding at December 31, 2019 and 2018. The Company’s Board of Directors (the Board) has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, without any further vote or action by the Company’s stockholders.

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

Common Stock Warrants

In connection with a private placement offering of the Company’s shares of common stock, par value $0.001 per share in 2014, the Company issued warrants as compensation to the placement agent to purchase a total of 299,625 shares of its common stock at a price of $2.67 per share (Private Placement Warrants). The Private Placement Warrants are exercisable for a period of seven years. As of December 31, 2019, there were a total of 46,238 of Private Placement Warrants outstanding.

In connection with the closing of the Company’s initial public offering in 2016, the Company issued warrants as compensation to its underwriters, as representatives of the underwriters of its initial public offering to purchase a total of 574,985 shares of its common stock at a price of $5.00 per share (IPO Warrants). The IPO Warrants are exercisable for a period of five years. As of December 31, 2019, there were a total of 121,609 of the IPO Warrants outstanding.

A summary of total warrants activity for the year ended December 31, 2019 is presented below:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Life (in Years)
Warrants outstanding at December 31, 2018	213,485	$4.00	2.37
Issued	—
Exercised	(45,638)	$2.67
Expired/terminated	—
Warrants outstanding and exercisable at December 31, 2019	167,847	$4.36	1.28

During the year ended December 31, 2019, warrants to purchase 45,638 shares of common stock were net exercised, resulting in the issuance of approximately 37,320 shares of common stock.

The intrinsic value of exercisable in-the-money stock warrants was approximately $1.5 million as of December 31, 2019.

Equity Plans

2017 Equity Incentive Plan and 2017 Inducement Equity Incentive Plan

The Board previously adopted, and the Company’s stockholders approved, the Company’s 2017 Equity Incentive Plan

(the 2017 Plan).

The 2017 Plan has a 10-year term, and provides for the grant of stock options, stock appreciation rights, restricted stock, RSUs, performance units, and performance shares to employees, directors and consultants of the Company and any parent or subsidiary of the Company, as the Compensation Committee of the Board may determine. The 2017 Plan is administered by the Board’s Compensation Committee.

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

Effective January 1, 2019, the number of shares of common stock available under the 2017 Plan increased by 823,716 shares pursuant to the evergreen provision of the 2017 Plan. Under the evergreen provision of the 2017 Plan, the share increase is determined based on the least of (i) 1,200,000 shares, (ii) 4% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. As of December 31, 2019, 998,288 shares of common stock remained available for issuance under the 2017 Plan.

During November 2017, the Board of the Company adopted the 2017 Inducement Equity Incentive Plan (the “Inducement Plan”) and reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan was adopted without stockholder approval.

The Inducement Plan has a 10-year term, and provides for the grant of equity-based awards, including non-statutory stock options, RSUs, restricted stock, stock appreciation rights, performance shares and performance units, and its terms are substantially similar to the 2017 Plan, including with respect to treatment of equity awards in the event of a “merger” or “change in control” as defined under the Inducement Plan. Options issued under the Inducement Plan may have a term up to ten years and have variable vesting provisions. New hire grants generally vest 25% upon the first anniversary of the grant and 1/48th monthly thereafter, over the subsequent 36 months. Equity-based awards issued under the Inducement Plan are only issuable to individuals not previously engaged as employees or non-employee directors of the Company prior to the Inducement Plan’s adoption date. As of December 31, 2019, 78,950 shares of common stock were available for issuance under the Inducement Plan.

2017 Employee Stock Purchase Plan

The Board previously adopted and the stockholders approved the Company’s 2017 Employee Stock Purchase Plan (the 2017 ESPP).

The 2017 ESPP is a broad-based plan that provides employees of the Company and its designated affiliates with the opportunity to become stockholders through periodic payroll deductions that are applied towards the purchase of Company common shares at a discount from the then-current market price. Subject to adjustment in the case of certain capitalization events, a total of 250,000 common shares of the Company were available for purchase at adoption of the 2017 ESPP. In January 2019, the Board determined not to increase the number of shares of common stock available under the 2017 ESPP pursuant to the evergreen provision of the 2017 ESPP. Pursuant to the 2017 ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 450,000 shares, (ii) 1.5% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. During the year ended December 31, 2019 and 2018, the Company issued 38,279 and 23,869  shares of common stock under the 2017 ESPP, respectively. As of December 31, 2019, 440,195 shares of common stock remained available for issuance under the 2017 ESPP.

A summary of stock option activity under the 2015 Plan, 2017 Plan and Inducement Plan for the year ended

December 31, 2019 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Life (in Years)
Balances - December 31, 2018	2,956,687	$17.04	7.6
Options granted	1,162,616	13.60
Options exercised	(98,928)	2.75
Options canceled	(99,669)	15.66
Options expired	(171,520)	21.61
Balances - December 31, 2019	3,749,186	$16.18	7.9
Stock options exercisable at December 31, 2019	2,110,219	$16.33	6.5

The table above excludes 42,500 performance stock options granted during the year ended December 31, 2019 for which the performance criteria had not been established as of December 31, 2019.

The intrinsic value of stock options exercised during the year ended December 31, 2019, 2018 and 2017 was $1.0 million, $1.8 million, and $3.8 million, respectively.

The fair value of employee stock options was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

	Year Ended December 31,
	2019	2018	2017
Expected term in years	0.4 - 6.1	5.3 - 6.1	0.4 - 6.1
Expected volatility	70%	70%	70% - 90%
Risk-free interest rate	1.4 - 2.6%	2.6 - 3.0%	1.0% - 2.2%
Dividend yield	—	—	—

The fair value of the stock options granted to employees and directors during the years ended December 31, 2019, 2018 and 2017 was $8.4 million, $6.4 million, and $26.8 million, respectively.

The fair value of ESPP was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

	Year Ended December 31,
	2019	2018	2017
Expected term in years	0.5 - 1.0	0.5 - 1.0	0.5 - 1.3
Expected volatility	70%	70%	95%
Risk-free interest rate	1.7% - 2.6%	1.9% - 2.5%	1.1% - 1.2%
Dividend yield	—	—	—

Total stock-based compensation expense was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
General and administrative	$7,466	$9,004	$9,136
Research and development	3,821	3,334	1,790
Total stock-based compensation expense	$11,287	$12,338	$10,926

The fair value of RSU awards is determined based on the number of units granted and the closing price of the Company’s common stock as of the grant date. The estimated fair value of RSUs is recognized on a straight-line basis over the requisite service period. During 2017, the Company granted 160,974 RSUs all of which vested pursuant to which no shares were issued, during June 2018. Additional paid in capital was reduced by $0.1 million for tax payments related to shares withheld in connection with the vesting of the RSUs. The stock-based compensation expense related to these RSUs was approximately $2.1 million and $2.9 million during the years ended December 31, 2018 and 2017, respectively. As of December 31, 2019, there was no unrecognized compensation expense related to these RSUs.

During the year ended December 31, 2017, the Company granted 68,800 RSUs to certain employees, of which 50% vested on June 1, 2019 with the remaining 50% vesting on June 1, 2021. In the event of a change in control, these RSUs vest 100%. The stock-based compensation expense recorded in 2018 and 2017 related to these RSUs was approximately $0.4 million and $0.1 million, respectively. As of December 31, 2018, there was $0.9 million of unrecognized compensation expense related to these RSUs.

During November 2017, the resignations of certain Board members resulted in full vesting of their outstanding equity awards. Accordingly, the Company recorded an additional $1.2 million of stock-based compensation expense for the year ended December 31, 2017.

At December 31, 2019, there was $14.2 million of unrecognized compensation cost related to unvested stock-based compensation arrangements, which is expected to be recognized over a weighted average period of 2.8 years.

7.  Research Grants and Agreements

Sponsored Research Agreement

The Company entered into a Sponsored Research Agreement (SRA) with ODURF during 2014 pursuant to which the Company sponsors research activities performed by ODURF’s Frank Reidy Center. ODURF is compensated by the Company for its conduct of each study in accordance with the budget and payment terms set forth in the applicable task order. During the years ended December 31, 2019, 2018 and 2017, the Company agreed to sponsor $0.8 million, $0.8 million and $0.7 million, respectively, in research during the subsequent 12-month period to be funded through monthly payments made upon ODURF certifying, to the Company’s reasonable satisfaction, that ODURF has met its obligations pursuant to the specified task order and statement of work. The principal investigator may transfer funds with the budget as needed without the Company’s approval so long as the obligations of ODURF under the task order and statement of work remain unchanged and unimpaired. As of December 31, 2019,  $0.6 million remained payable under this research agreement.

In addition, during the year ended December 31, 2017, the Company agreed to provide $0.3 million in research funding to researchers affiliated with ODURF and EVMS matching funds made available to those researchers by the Virginia Biosciences Health Research Corporation. The Company’s sponsorship affords access to certain intellectual property, if any, developed during the project. As of December 31, 2019,  no amount remained payable under this agreement.

During the years ended December 31, 2019, 2018 and 2017, the Company incurred costs relating to the SRA equal to $0.9 million, $0.7 million and $0.8 million, respectively.

8. Income Taxes

The pre-tax book loss for the Company was approximately $47 million,  $37.5 million and $25.8 million for the years ended December 31, 2019,  2018 and 2017, respectively; these losses were incurred in the U.S., the Company has no foreign subsidiaries. The income tax provision was $0 for the years ended December 31, 2019,  2018 and 2017.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at December 31, 2019 and 2018 are summarized below (in thousands):

	December 31,
	2019	2018
Temporary differences	$119	$111
Credits	4,409	5,330
Stock compensation	5,473	2,630
Lease liability under ASC 842	1,411	—
Net operating loss carryforwards	20,755	15,365
Total deferred tax assets before valuation allowance	32,167	23,436
Valuation allowance	(30,369)	(22,696)
Total deferred tax assets after valuation allowance	1,798	740
Technology deferred tax liability	(434)	(740)
Right of use assets under ASC 842	(1,364)	—
Net deferred tax assets	$—	$—

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. At December 31, 2019 and 2018, management was unable to determine that it was more likely than not that the Company’s deferred tax assets will be realized, and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

The Company’s effective tax rate is different from the federal statutory tax rate of 21% due primarily to net losses that receive no tax benefit as a result of a valuation allowance recorded for such losses.

Presented below is the reconciliation of the difference between the tax rate computed by applying the U.S. federal statutory tax rate and the effective tax rate for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
U.S. federal statutory tax rate	(21.0)%	(21.0)%	(35.0)%
Valuation allowance	18.0	28.0	23.0
Tax reform	—	(2.0)	18.0
Credits	(2.0)	2.0	1.0
State tax benefit and other	5.0	(7.0)	(7.0)
Effective tax rate	—%	—%	—%

At December 31, 2019, the Company had federal and California state net operating loss carryforwards of approximately $87.8 million and $25.8 million, respectively, these will begin to expire in 2034.  Of the total federal net operating loss (NOL) carryforward of $87.8 million, approximately $62.2 million was generated after tax year 2017 and has an indefinite carryover period; the utilizations of theses NOLs will be limited to 80% of the taxable income in the years in which these NOLs are utilized. Utilization of some of the federal and California net operating loss carry-forwards are subject to annual limitations due to the ‘change in ownership’ provisions of the Internal Revenue Code of 1986 and similar provisions.

At December 31, 2019, the Company had approximately $2.4 million and $2.0 million of federal and California research and development (R&D) credits, respectively. The federal R&D credits begin to expire after 2035 and the California R&D credits have an indefinite carryforward period.

These net operating loss carryforward and R&D credits amounts have full valuation allowances against them due to the remoteness of their expected utilization.

The Company’s activity related to unrecognized tax benefits are summarized below (in thousands):

	December 31,
	2019	2018	2017
Balance at the beginning of the year	$877	$512	$213
Gross increases - tax positions in prior periods	—	—	37
Gross decreases - tax positions in prior periods	—	—	—
Gross increases - tax position in current period	593	365	262
Settlements	—	—	—
Lapses in statutes of limitations	—	—	—
Balance at the end of the year	$1,470	$877	$512

Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. During the years ended December 31, 2019, 2018 and 2017, no interest or penalties were required to be recognized related to unrecognized tax benefits. Although the Company is not under examination, the tax years for 2014 and forward are subject to examination by U.S. tax authorities.

9.  Related Party Transactions

Kenneth A. Clark, a director of the Company since November 2017, is a member of the law firm of Wilson Sonsini Goodrich and Rosati (WSGR), which is also serves as the outside corporate counsel to the Company. During the years ended December 31, 2019 and 2018, the Company incurred expenses reported in general and administrative expenses in the consolidated statement of operations for legal services rendered by WSGR totaling approximately $0.5 million and $1.2 million, respectively. During the year ended December 31, 2018, the Company capitalized approximately $0.1 million for legal expenses incurred in connection with the rights offering (Note 6).

During December 2018, the Company completed a rights offering pursuant to which it sold an aggregate of 3,581,148 shares of its common stock, par value $0.001 per share, at a price per share of $12.57, for net proceeds of approximately $44.8 million. At the time of transaction, Robert W. Duggan, the Company’s Chairman of the Board of Directors and the beneficial owner of approximately 35% of the Company’s then outstanding common stock prior to the rights offering. After giving effect to the rights offering, Mr. Duggan was the beneficial owner or approximately 43% of the Company’s outstanding stock as of December 31, 2019.

10.  Commitments and Contingencies

Operating Leases

During January 2017, the Company entered into a five year for approximately 15,700 square feet for its corporate headquarters located in Hayward, California. The lease commenced during July 2017.

During May 2019, the Company entered into Lease Amendment 1 (the Amendment) in relation to the existing lease (Existing Lease or Existing Premises). In executing the Amendment, the Company added the lease of new premises of approximately 13,300 square feet and 21,300 square feet, (Expansion Premises 1 and Expansion Premises 2, respectively). Additionally, the term of the Existing Lease was extended to be coterminous with Expansion Premises 1 and Expansion Premises 2, effective October 2029.

The Company evaluated the lease amendment under the provisions of ASC 842 that it adopted on January 1, 2019, and concluded that the Amendment would be accounted for as a single contract with the Existing Lease because the additional lease payments due to the Amendment was not commensurate with ROU asset granted to the Company. Though the Amendment was accounted for as a single contract, the Existing Premises, Expansion Premises 1 (occupied in November 2019) and Expansion Premises 2 (not yet occupied) are each accounted for as separate lease components. Accordingly, the Company measured and allocated consideration to each lease component as of the modification date.  Upon commencement of each lease component, the Company will reassess and calculate the lease liability and ROU asset for the respective component. As a result, at the modification date, the Company remeasured its existing lease liability and recorded an additional ROU asset and lease liability of $2.0 million. The Company also recorded an additional ROU asset and lease liability of $3.0 million at the commencement of Expansion Premises 1 in November 2019. At December 31, 2019, total ROU assets and lease lability including the impact of ASC 842 adoption, was approximately $5.1 million and $6.7 million, respectively.

During the years ended December 31, 2019, 2018 and 2017, rent expense, including common area maintenance charges, was $0.5 million, $0.2 million and $0.3 million, respectively.

Information related to the Company's ROU assets and related lease liabilities were as follows (in thousands except for remaining lease term and discount rate):

Year ending December 31:
2020	$647
2021	986
2022	1,071
2023	1,094
Thereafter	7,190
Total lease payments	10,988
Less imputed interest	(4,269)
Total lease liabilities	$6,719

Other supplemental non-cash information:
Cash paid for operating lease liabilities	$406
Operating lease liabilities arising from ROU assets including impact of ASC 842 adoption	$5,114

Current operating lease liabilities	—
Non-current operating lease liabilities	6,719
Total lease liabilities	$6,719

Weighted-average remaining lease term	9.83
Weighted-average discount rate	10%

Indemnification

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

11.  Employee Benefit Plans

The Company sponsors a defined contribution plan under which it may make discretionary contributions. The Company did not make any employer matching contributions to this plan during the years ended December 31, 2019,  2018 and 2017.

12.  Selected Quarterly Financial Data (Unaudited)

The following table provides the selected quarterly financial data for the years ended December 31, 2019 and 2018 (in thousands, except per share data):

	Quarter Ended
	2019				2018
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
Revenue	$—	$—	$—	$—	$—	$—	$—	$—
Operating expenses:
General and administrative	7,174	5,606	5,146	4,401	3,814	5,675	5,173	5,383
Research and development	6,590	6,192	6,337	5,842	5,080	5,038	3,960	3,175
Amortization of intangible assets	167	166	166	167	166	166	167	166
Total operating expenses	13,931	11,964	11,649	10,410	9,060	10,879	9,300	8,724
Other income (expense):
Interest income	143	218	290	332	135	118	137	56
Other expense	—	—	—	—	(28)	—	—	—
Total other income	143	218	290	332	107	118	137	56
Loss from operations, before income taxes	(13,788)	(11,746)	(11,359)	(10,078)	(8,953)	(10,761)	(9,163)	(8,668)
Income tax benefit	—	—	—	—	—	—	—	—
Net loss	(13,788)	(11,746)	(11,359)	(10,078)	(8,953)	(10,761)	(9,163)	(8,668)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net of tax:	(4)	(14)	20	3	2	(3)	3	48
Comprehensive loss	$(13,792)	$(11,760)	$(11,339)	$(10,075)	$(8,951)	$(10,764)	$(9,160)	$(8,620)
Net loss per share
Basic and diluted net loss per share	$(0.66)	$(0.57)	$(0.55)	$(0.49)	$(0.51)	$(0.64)	$(0.54)	$(0.51)
Weighted average shares used to compute net loss per common share — basic and diluted	20,799	20,774	20,728	20,679	17,656	16,927	16,881	16,842

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2019,  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholder to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

(b) The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit		Incorporation by Reference
Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Plan of Conversion of Pulse Biosciences, Inc.	8-K12B	001-37744	2.1	June 18, 2018
3.1	Articles of Conversion	8-K12B	001-37744	3.1	June 18, 2018
3.2	Certificate of Conversion	8-K12B	001-37744	3.2	June 18, 2018
3.3	Certificate of Incorporation of Pulse Biosciences, Inc.	8-K12B	001-37744	3.3	June 18, 2018
3.4	Bylaws of Pulse Biosciences, Inc.	8-K12B	001-37744	3.4	June 18, 2018
4.1	Specimen Common Stock Certificate	8-K12B	001-37744	4.1	June 18, 2018
4.2	Form of Warrant dated November 9, 2014 issued to MDB Capital Group, LLC	S-1	333-208694	4.2	December 22, 2015
4.3	Form of Underwriter Warrant	S-1	333-208694	4.3	March 28, 2016
4.4	Form of Registration Rights Agreement dated November 6, 2014, among the purchasers of common stock and the Registrant	S-1	333-208694	10.6	December 22, 2015
4.5	Form of Registration Rights Agreement dated November 6, 2014, among the holders of placement warrants and the Registrant	S-1	333-208694	10.7	December 22, 2015
4.6*	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1	Lease for facilities at 3955 Point Eden Way, Hayward, California, dated January 26, 2017	10-K	001-34899	10.1	March 20, 2017
10.2#	License Agreement among Old Dominion University Research Foundation, Eastern Virginia Medical School and the Registrant	S-1	333-208694	10.12	May 3, 2016
10.3	Amendments No. 1 to License Agreement among Old Dominion University Research Foundation, Eastern Virginia Medical School and the Registrant	S-1	333-208694	10.13	March 7, 2016
10.4#	License Agreement among University of Southern California, The Alfred Mann Institute and the Registrant	S-1	333-208694	10.14	May 3, 2016
10.5#	Amendment No. 1 to the License Agreement among University of Southern California, The Alfred Mann Institute and the Registrant	S-1	333-208694	10.15	May 3, 2016
10.6	Securities Purchase Agreement, dated February 7, 2017, by and between Pulse Biosciences, Inc. and certain purchasers	8-K	001-37744	10.1	February 10, 2017
10.7	Securities Purchase Agreement, dated September 24, 2017, by and between Pulse Biosciences, Inc. and certain purchasers	8-K	001-37744	10.1	September 25, 2017
10.8+	2015 Stock Incentive Plan	S-1	333-208694	10.2	December 22, 2015
10.9+	2017 Inducement Equity Incentive Plan and forms of agreements thereunder	8-K	001-37744	10.1	November 28, 2017
10.10+	2017 Equity Incentive Plan and forms of agreements thereunder	8-K	001-37744	10.1	May 19, 2017
10.11+	2017 Employee Stock Purchase Plan and forms of agreements thereunder	8-K	001-37744	10.2	May 19, 2017
10.12+	Form of Director Option Agreement, not issued under the 2015 Stock Incentive Plan	S-1	333-208694	10.3	December 22, 2015
10.13+	Executive Employment Agreement between Darrin R. Uecker and the Registrant	S-1	333-208694	10.9	December 22, 2015
10.14+	Amendment to Employment Agreement between Darrin R. Uecker and Pulse Biosciences, Inc. dated October 5, 2016	8-K	001-37744	10.1	October 11, 2016
10.15+	Form of At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement for Employees	S-1	333-208694	10.10	December 22, 2015
10.16+	Form of Indemnification Agreement	8-K12B	001-37744	10.1	June 18, 2018
10.17	First Amendment to the lease for facilities at 3955 Point Eden Way, Hayward, California, dated May 28, 2019	8-K	001-37744	10.19	May 31, 2019
10.18+	Executive Employment Agreement between Ed Ebbers and the Registrant	10-K	0001-34899	10.17	March 14, 2019
10.19+	Employment Agreement between Sandra Gardiner and the Registrant	8-K	001-37744	10.1	November 7, 2019
10.20+*	Separation Agreement and Release between Brian B. Dow and the Registrant
16.1	Letter from Gumbiner Savett Inc. to the Securities and Exchange Commission dated April 6, 2018	8-K	001-37744	16.1	April 11, 2018

21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm.
23.2*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

PULSE BIOSCIENCES, INC.

Date: March 16, 2020	By:	/s/ Sandra A. Gardiner
Sandra A. Gardiner
Chief Financial Officer, Executive Vice President of Finance and Administration, Secretary and Treasurer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Darrin R. Uecker and Sandra A. Gardiner, jointly and severally, as his true and lawful attorney-in-fact and agent, with full power of substitution, each with power to act alone, to sign and execute on behalf of the undersigned any and all amendments to this Annual Report on Form 10-K, and to perform any acts necessary in order to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requested and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Darrin R. Uecker Darrin R. Uecker	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2020

/s/ Robert W. Duggan Robert W. Duggan	Chairman of the Board of Directors	March 16, 2020

/s/ Sandra A. Gardiner Sandra A. Gardiner	Chief Financial Officer, Executive Vice President, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 16, 2020

/s/ Mitchell E. Levinson Mitchell E. Levinson	Director	March 16, 2020

/s/ Kenneth A. Clark Kenneth A. Clark	Director	March 16, 2020

/s/ Manmeet S. Soni Manmeet S. Soni	Director	March 16, 2020

/s/ Mahkam Zanganeh Mahkam Zanganeh	Director	March 16, 2020