Form 10-K/A
period 2019-12-31
Pulse Biosciences, Inc.
filed 2020-03-31
CIK 1625101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________________

Form 10-K/A

(Amendment No. 1)

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

Number of shares outstanding of the registrant’s common stock as of March 20, 2020: 20,869,443

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

As previously disclosed, Pulse Biosciences, Inc. (“Pulse Biosciences,” “Company,” “we,” “us,” “our”) plans to pursue a rights offering to fund its operations (the “Rights Offering”). In connection with the proposed Rights Offering, the Company plans to file a registration statement on Form S-3 before it files a definitive proxy statement for its 2020 annual meeting of stockholders. In order to comply with the requirements for a prospectus under the Securities Act of 1933, as amended, the Company is filing this Amendment No. 1 (“Amendment”) to its Annual Report on Form 10‑K for the fiscal year ended December 31, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2020 (the “Original Filing”), for the purpose of providing the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to the Annual Report on Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after December 31, 2019.

Pursuant to the rules of the SEC, we have also included as exhibits currently dated certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. We are amending and refiling Part IV to reflect the inclusion of those certifications, along with any changes to Part IV that occurred after the date of the Original Filing.

In addition, we made certain revisions to the cover page, including the deletion of the reference to our proxy statement and inclusion of updated outstanding share information.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Amendment contains certain “forward-looking statements” that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements.

You should read this Amendment and the documents that we reference elsewhere in this Amendment completely and with the understanding that our actual results may differ materially from what we expect as expressed or implied by our forward-looking statements. In light of the significant risks and uncertainties to which our forward-looking statements are subject, you should not place undue reliance on or regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. We discuss many of these risks and uncertainties in greater detail in the Original Filing, particularly in Part I. Item 1A. “Risk Factors.” These forward-looking statements represent our estimates and assumptions only as of the date of this Amendment regardless of the time of delivery of this Amendment. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Amendment.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance.

BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD

Board and Committee Meetings

Our Board of Directors and its committees meet throughout the year on a set schedule, hold special meetings as needed, and act by written consent from time to time.  During fiscal year 2019, our Board of Directors held 5 meetings, and each director attended at least 75% of the aggregate of (i) the total number of meetings of our Board of Directors held during the period for which he or she has been a director and (ii) the total number of meetings held by all committees of our Board of Directors on which he or she served during the periods that he or she served.

The names of our director nominees and directors, their ages as of December 31, 2019 and certain other information about them are set forth below:

Name	Age	Position
Darrin R. Uecker	54	President and Chief Executive Officer and Director
Robert W. Duggan	75	Chairman of the Board of Directors
Kenneth A. Clark	61	Director
Mitchell E. Levinson	59	Director
Manmeet S. Soni	42	Director
Mahkam Zanganeh, D.D.S.	49	Director

________________

The principal occupations and positions and directorships for at least the past five years of our directors and director nominees, as well as certain information regarding their individual experience, qualifications, attributes and skills that led our Board of Directors to conclude that they should serve on the Board of Directors, are described below.  There are no family relationships among any of our directors or executive officers.

Darrin R. Uecker has been our Chief Executive Officer and President and a director since September 2015.  Mr. Uecker has over 25 years of experience in the medical device field.  From January 2014 to September 2015, Mr. Uecker was the President and Chief Operating Officer of Progyny, Inc., a company that developed EevaTM, the world’s first automated time-lapse system for embryo selection during in-vitro fertilization.  From June 2009 to January 2014, Mr. Uecker was the Chief Executive Officer and President and a Director of Gynesonics, Inc., a company that developed a novel medical device for the treatment of symptomatic uterine fibroids using ultrasound guided radiofrequency ablation.  Prior to that, Mr. Uecker served in a variety of executive level roles, including as a Senior Vice President at CyperHeart, Inc. (June 2008 to June 2009), a company that developed an external beam radiation platform for the treatment of heart arrhythmias, a Senior Vice President at Conceptus, Inc. (May 2007 to June 2008), and as Chief Technology Officer at RITA Medical Systems, Inc. (January 2004 to January 2007), a medical device oncology company focused on ablative therapies.  Mr. Uecker holds a M.S. degree in Electrical and Computer Engineering from the University of California at Santa Barbara.

Mr. Uecker was appointed as a director due to his practical experience and leadership in technical, research and development gained in leadership roles with life science companies developing technologies.

Robert W. Duggan has been a director and Chairman of the Board of Directors since November 2017.  Since 2016, Mr. Duggan has been Chief Executive Officer of Duggan Investments, Inc., a venture capital and public equity investment firm primarily focused on patient-friendly breakthrough solutions to complex diseases of aging.  From September 2007 through the acquisition by AbbVie Inc. in May 2015, Mr. Duggan was a member of the board of directors of Pharmacyclics, Inc., a patient-friendly, science-based, employee-driven developer of small-molecule medicines for the treatment of cancers.  Mr. Duggan was also the Chairman and Chief Executive Officer of Pharmacyclics from September 2008 to May 2015 as well as its largest investor.  From 1990 to 2003, Mr. Duggan was Chairman of the board of directors of Computer Motion, Inc. From 1997 to 2003, Mr. Duggan also served as Chief Executive Officer of Computer Motion.  In June 2003, Computer Motion merged with Intuitive Surgical Inc. From 2003 to 2011, Mr. Duggan served on the board of directors of Intuitive Surgical.  Since December 2019, Mr. Duggan has served on the board of directors of Summit Therapeutics plc and was appointed its Executive Chairman in February 2020.  Mr. Duggan received a U.S. Congressman's Medal of Merit from Ron Paul in 1985 and in 2000 he was named a Knight of the Legion D’Honor by President Jacques Chirac of France.  He is a member of the University of California at Santa Barbara Foundation board of trustees.

Mr. Duggan was appointed as a director because of his significant combined service as Chief Executive Officer of two innovative health care companies and career spanning over 30 years as a venture investor and advisor for a broad range of companies, and extensive expertise in vision, strategic development, planning, finance and management.

Kenneth A. Clark has been a director since November 2017.  Mr. Clark has been a member of the law firm Wilson Sonsini Goodrich & Rosati, P.C. since 1993.  His practice has focused on strategic transactions in the biopharmaceutical industry for over 25 years.  Mr. Clark served on the board of directors of Pharmacyclics, Inc., from November 2012 through the acquisition by AbbVie in May 2015.  He holds a B.A. degree from Vanderbilt University and a law degree from the University of Texas at Austin.

Mr. Clark was appointed as a director because of his extensive experience in the biopharmaceutical industry and his more than 25 years of experience with growth enterprises.

Mitchell E. Levinson has served as a director since March 2019 and previously served as a director from January 2015 to November 2017.  Since October 2018, Mr. Levinson has been a board member and Chief Technology Officer of Cerebrotech Medical Systems, Inc., a neurotechnology device company focused on the development of portable neurotechnology solutions that he co-founded during 2010.  Mr. Levinson also served as President and Chief Executive Officer of Cerebrotech Medical Systems, Inc. from December 2010 to October 2018. Prior to 2010, Mr. Levinson was the start-up Chief Executive Officer for Zeltiq Aesthetics Inc. where he became its first employee in 2005 and served as its president and its Chief Executive Officer from September 2005 until September 2009.  He continued with Zeltiq as Chief Scientific Officer from September 2009 through December 2010.  From March 2000 to September 2005, he served as Vice President of Research and Development of Thermage, Inc. (later renamed Solta Medical Inc.), a company engaged in cosmetic tissue tightening devices.  He is the inventor of 48 issued and numerous pending U.S. patents.  Mr. Levinson earned his B.S. in Mechanical Engineering from University of California at San Diego and holds an M.S in Computer Systems from the University of Phoenix.

Mr. Levinson was appointed as a director because he has over twenty-five years of progressive experience in product development and manufacturing engineering and he has many years of experience in medical device intellectual property, operations, clinical and regulatory strategy, commercial business development, sales training and marketing.

Manmeet S. Soni was appointed to our Board of Directors in November 2017. Since August 2019, Mr. Soni has been the Chief Financial Officer and Executive Vice President of Reata Pharmaceuticals, Inc., a pharmaceutical company focused on developing small molecule therapeutics for the treatment of severe life-threatening diseases.  Prior to joining Reata Pharmaceuticals, Mr. Soni was the Senior Vice President and Chief Financial Officer of Alnylam Pharmaceuticals Inc. from May 2017 to August 2019.  From March 2016 to February 2017, Mr. Soni served as Executive Vice President, Chief Financial Officer and Treasurer of ARIAD Pharmaceuticals, Inc., a biopharmaceutical company, when ARIAD was acquired by Takeda Pharmaceutical Company Limited.  Mr. Soni continued as an employee of ARIAD through May 2017.  Previously, he served as Chief Financial Officer of Pharmacyclics, Inc., a biopharmaceutical company, until its acquisition by AbbVie in May 2015, after which he supported AbbVie during the post-acquisition transition through September 2015.  He first joined Pharmacyclics in September 2012 as Corporate Controller and was promoted to serve as Principal Accounting and Financial Officer, Treasurer in August 2013, prior to being appointed as Chief Financial Officer and Treasurer in February 2014.  Prior to joining Pharmacyclics, Mr. Soni worked at Zeltiq Aesthetics Inc., a publicly held medical technology company as Corporate Controller.  Prior to Zeltiq, Mr. Soni worked at PricewaterhouseCoopers in the life science and venture capital group.  Prior to that, he worked at PricewaterhouseCoopers India providing audit and assurance services.  Mr. Soni has served as a member of the board of directors of Arena Pharmaceuticals, Inc. since December 2018 and

Summit Therapeutics plc since December 2019. Mr. Soni is a Certified Public Accountant and Chartered Accountant from India.

Mr. Soni was appointed as a director because of his extensive experience in the life sciences industry and his financial and accounting expertise.

Mahkam “Maky” Zanganeh, D.D.S. was appointed to our Board of Directors in February 2017.  Dr. Zanganeh is currently Founder, Chief Executive Officer and Director of Maky Zanganeh and Associates, an executive management and consulting firm founded in 2015.  Previously, from August 2012 to September 2015, she served as the Chief Operating Officer of Pharmacyclics Inc. She also served as Chief of Staff and Chief Business Officer of Pharmacyclics from December 2011 to July 2012 and Vice President, Business Development from August 2008 to November 2011.  Prior to joining Pharmacyclics Inc., Dr. Zanganeh served as President Director General (2007-2008) for the French government bio-cluster project initiative in France, establishing alliances and developing small life science businesses regionally.  From September 2003 to August 2008, Dr. Zanganeh served as Vice President of Business Development for Robert W. Duggan & Associates.  Dr. Zanganeh also served as worldwide Vice President of Training & Education (2002-2003) and President Director General for Europe, Middle East and Africa (1998-2002) for Computer Motion Inc. Dr. Zanganeh received a DDS degree from Louis Pasteur University in Strasbourg, France and MBA from Schiller International University in France.

Dr. Zanganeh was appointed as a director because of her years of executive and operational experience in the life sciences industry.

Board Committees

Our Board of Directors has an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee, each of which has the composition and the responsibilities described below.  The Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee all operate under charters approved by our Board of Directors, which charters are available on the Investors Relations page of our website at www.pulsebiosciences.com under “Corporate Governance.” Our Board of Directors from time to time establishes additional committees to address specific needs.

The following table sets forth (i) the three standing committees of the Board of Directors, (ii) the current members of each committee, and (iii) the number of meetings held by each committee in fiscal year 2019:

Name of Director	Audit	Compensation	Nominating and Corporate Governance
Kenneth A. Clark			X (chair)
Robert W. Duggan			X
Mitchell E. Levinson (1)	X	X
Manmeet S. Soni	X (chair)	X (chair)
Darrin R. Uecker
Mahkam Zanganeh, D.D.S. (2)	X
Number of Meetings Held during 2019	4	1	1

(1)	Mr. Levinson was appointed to the audit committee on March 18, 2019 and to the compensation committee on February 13, 2020.
(2)	Dr. Zanganeh also served on the compensation committee from January 11, 2019 until February 13, 2020. She rejoined the audit committee on December 12, 2019.

Our Corporate Governance Guidelines set out that all directors are expected to attend our annual meeting of stockholders.  All of the current Board members who were members of the Board at our 2019 annual stockholder meeting attended such meeting.

Audit Committee

Our Audit Committee oversees our corporate accounting and financial reporting process and assists the Board of Directors in monitoring our financial systems and our legal and regulatory compliance.  Our Audit Committee is responsible for, among other things:

•	reviewing and monitoring our corporate financial reporting and the external audit;
•	providing to our Board of Directors the results of its observations and recommendations derived therefrom;
•	outlining to our Board of Directors improvements made, or to be made, in internal accounting controls; selecting and supervising the independent auditors;
•	preparing the Audit Committee’s report required by the SEC rules to be included in this Proxy Statement; and
•

providing to our Board of Directors such additional information and materials as it may deem necessary to make our Board of Directors aware of significant financial, reporting and compliance matters that require the attention of our Board of Directors.

The members of our Audit Committee are Messrs.  Soni and Levinson and Dr. Zanganeh.  Mr. Soni serves as our Audit Committee chair.  Our Board of Directors has determined that each member of our Audit Committee is independent within the meaning of the independent director guidelines of The Nasdaq Stock Market. We believe that the composition of our Audit Committee meets the requirements for independence under, and the functioning of our Audit Committee complies with, all applicable requirements of The Nasdaq Stock Market and SEC rules and regulations. In addition, our Board of Directors has determined that Mr. Soni meets the financial literacy requirements under the rules of The Nasdaq Stock Market and the SEC and that he qualifies as Audit Committee financial expert as defined under SEC rules and regulations.

Compensation Committee

Our Compensation Committee oversees our corporate compensation policies, plans and programs.  Our Compensation Committee is responsible for, among other things:

•

reviewing and approving, or commending to our Board of Directors for approval, corporate goals and objectives relevant to our Chief Executive Officer compensation, evaluating the Chief Executive Officer’s performance in light of those goals and objectives, and determining and approving, or recommending to our Board of Directors for approval, the Chief Executive Officer’s compensation based on this evaluation and such other factors as the Compensation Committee or our Board of Directors, as applicable, deem appropriate;

•

reviewing and approving, or making recommendations to our Board of Directors with respect to, non-Chief Executive Officer compensation, and incentive-compensation and equity-based plans that are subject to our Board of Director’s approval;

•	providing oversight of our compensation policies and plans and benefits programs, and overall compensation philosophy;
•	administering our equity compensation plans for its executive officers and employees and the granting of equity awards pursuant to such plans or outside of such plans; and
•	preparing the report of the Compensation Committee required by the rules and regulations of the SEC.

The members of our Compensation Committee are Messrs.  Soni and Levinson.  Mr. Soni serves as the chair of our Compensation Committee.  Our Board of Directors has determined that each member of our Compensation Committee is independent within the meaning of the independent director guidelines of The Nasdaq Stock Market.  We believe that the composition of our Compensation Committee meets the requirements for independence under, and the functioning of our Compensation Committee complies with, all applicable requirements of The Nasdaq Stock Market and SEC rules and regulations.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee oversees and assists our Board of Directors in reviewing and recommending corporate governance policies and nominees for election to our Board of Directors.  Our Nominating and Corporate Governance Committee is responsible for, among other things:

•	reviewing and making recommendations to our Board of Directors on matters concerning corporate governance;
•	reviewing and making recommendations to our Board of Directors on matters regarding the composition of our Board of Directors;
•	identifying, evaluating and nominating candidates for our Board of Directors; and
•	recommending appointments to committees of our Board of Directors and chairpersons for such committees.

The members of our Nominating and Corporate Governance Committee are Messrs.  Clark and Duggan.  Mr. Clark serves as chair of our Nominating and Corporate Governance Committee.  Our Board of Directors has determined that each member of our Nominating and Corporate Governance Committee is independent within the meaning of the independent director guidelines of The Nasdaq Stock Market.

Director Compensation

Employee directors are not compensated for Board of Directors services in addition to their regular employee compensation.

For 2019, the non-employee members of the Board of Directors were compensated as follows:

Cash compensation: Each non-employee member of the Board received the following cash compensation (the “Retainer Cash Payments”): (1) an annual retainer for each member of the Board of $35,000 paid in equal quarterly installments; (2) the members of our Audit, Compensation and Nominating and Corporate Governance Committees were eligible to receive an additional annual retainer of $7,500, $5,000, and $4,000, respectively, for their service on each committee; (3) the Chair of the Audit, Compensation and Nominating and Corporate Governance Committees were eligible to receive annual retainers of $15,000, $10,000, and $8,000, respectively; and (4) the Chairman of the Board was eligible to receive an additional annual retainer of $18,000.  We reimbursed our non-employee directors for all reasonable out-of-pocket expenses incurred in the performance of their duties as directors.

Each non-employee director may elect to convert all or a portion of his or her Retainer Cash Payments into a number of options (“Retainer Options,” and such election, a “Retainer Option Election”).  The number of shares subject to a Retainer Option will be equal to (i) the product of (A) the dollar value of the aggregate Retainer Cash Payments that the non-employee director elects to forego over the course of a specified period covered by a Retainer Option Election in favor of receiving a Retainer Option multiplied by (B) three, divided by (ii) the fair market value of a share on the date of grant of the Retainer Option, provided that the number of shares covered by such Retainer Option shall be rounded to the nearest whole share.

Equity Compensation: Each new non-employee director received a stock option grant to purchase 35,000 shares of the Company’s common stock under the terms of the then in effect equity compensation plan.  These initial awards would vest over three years, with one-third of the shares subject to the option vesting on the one-year anniversary of the date of grant, and the remaining shares vesting monthly over the following two years, provided such non-employee director continued to serve as a director through each vesting date.  In addition, each non-employee director was eligible to automatically received an annual stock option grant to purchase 15,000 shares of our common stock on the date of the annual meeting beginning on the date of the first annual meeting that is held after such non-employee director received his or her initial award, provided such non-employee director continued to serve as a director through such date.  Such annual awards vest monthly over one year, provided such non-employee director continued to serve as a director through each vesting date.

In the event of a “change in control,” the participant non-employee director will fully vest in and have the right to exercise awards as to all shares underlying such awards and all restrictions on awards will lapse, and all performance goals or other vesting criteria will be deemed achieved at 100% of target level and all other terms and conditions met, provided the non-employee director remains a director through the date of such change in control.

The following table sets forth information concerning compensation paid or earned for services rendered to us by the non-employee members of our Board of Directors for the fiscal year ended December 31, 2019.  Compensation paid to Mr. Uecker is included in the section entitled, “Executive Compensation” and excluded from the table below:

Name	Fees earned or paid in cash ($)	Option Awards ($)(1)	Total ($)
Kenneth A. Clark	5,000	201,834	206,834
Robert W. Duggan	4,167	230,551	234,718
Thomas J. Fogarty, M.D.(2)	5,625	209,444	215,069
Mitchell E. Levinson(3)	28,333	519,161	574,494
Manmeet S. Soni	7,083	235,097	242,180
Mahkam Zanganeh, D.D.S.(4)	6,250	195,134	201,834

________________

(1)

Amounts shown represent the aggregate grant date fair value of the option awards computed in accordance with FASB ASC Topic 718.  These amounts do not correspond to the actual value that will be realized.  The assumptions used in the valuation of these awards are consistent with the valuation methodologies specified in the notes to our financial statements.

(2)	Mr. Fogarty served on the compensation committee until January 11, 2019 and the audit committee until December 12, 2019. He resigned from our Board of Directors on December 17, 2019.
(3)	Mr. Levinson rejoined the Board of Directors and audit committee on March 18, 2019, and rejoined the compensation committee on February 13, 2020.
(4)	Dr. Zanganeh served on the compensation committee from January 11, 2019 until February 13, 2020. Dr. Zanganeh rejoined the audit committee on December 12, 2019.

The aggregate number of shares subject to stock options outstanding and exercisable at December 31, 2019 for each non-employee director is as follows:

Name	Aggregate Number of Stock Options Outstanding as of December 31, 2019	Aggregate Number of Stock Options Exercisable as of December 31, 2019
Kenneth A. Clark	107,831	76,768
Robert W. Duggan	112,568	79,893
Thomas J. Fogarty, M.D. (1)	109,204	77,738
Mitchell E. Levinson (2)	50,000	8,750
Manmeet S. Soni	112,880	79,860
Mahkam Zanganeh, D.D.S.	121,574	107,107

________________

(1)	Mr. Fogarty resigned from our Board of Directors on December 17, 2019.
(2)	Mr. Levinson rejoined the Board of Directors on March 18, 2019

EXECUTIVE OFFICERS

Biographical data for our current executive officers, including their ages as of December 31, 2019 is set forth below, except Mr. Uecker’s biography, which is included under the heading, “Board of Directors and Committees of the Board” above.

Executive Officers

Sandra A. Gardiner, age 54, has been our Chief Financial Officer, Executive Vice President of Finance and Administration, Secretary and Treasurer, since November 2019. Prior to joining the Company, Ms. Gardiner served as Executive Vice President and Chief Financial Officer of Cutera, Inc., a global provider of laser, light, and other energy-based aesthetic systems, from July 2017 to November 2019. Previously, Ms. Gardiner served as Vice President, Finance and Chief Financial Officer of Tria Beauty, Inc., a medical device manufacturer of laser based aesthetic devices, from April 2015 until it was acquired in April 2017. Ms. Gardiner has also been Chief Financial Officer of Aptus Endosystems, Inc., Ventus Medical, Inc., Vermillion, Inc. and Lipid Sciences, Inc. Earlier in her career, Ms. Gardiner served in roles of increasing responsibility at Cardima, Inc., Comac, Inc. and Advanced Cardiovascular Systems, Inc. Ms. Gardiner holds a Bachelor of Arts degree in Management Economics from the University of California, Davis.

Edward A. Ebbers, age 62, has served as our Executive Vice President and General Manager, Dermatology since January 2019.  Mr. Ebbers joined the Company in July 2016 as Vice President and General Manager, Dermatology.  Prior to joining the Company, Mr. Ebbers served as the Senior Vice President, Chief Commercial Officer of Soleno Therapeutics, Inc. (f/k/a Capnia, Inc.) from April 2015 to February 2016, and as Vice President, Worldwide Marketing, Ophthalmology Products at Clarity Medical Systems from September 2013 to April 2015. Previously, he also served as the Vice President and Chief Commercial Officer at Serene Medical, Inc. and held various marketing and sales roles of increasing responsibility in the development and launch of dermatology products at Zeltiq Aesthetics, Inc., and Thermage Inc., where he served as Vice President, Worldwide Marketing and Sales, and of pharmaceutical brands at Penederm, Inc., where he served as Vice President of Marketing and Sales.  His additional prior pharmaceutical company experience includes work at Syntex Laboratories and 3M Pharmaceuticals.  Mr. Ebbers holds a Bachelor of Business Administration from the University of Wisconsin-Eau Claire, and a Master of Business Administration from the University of Minnesota.

CORPORATE GOVERNANCE

Overview

Our Board of Directors oversees our Chief Executive Officer and other senior management in the competent and ethical operation of our business and affairs and assures that the long-term interests of the stockholders are being served.  Our Board of Directors has adopted Corporate Governance Guidelines that address items such as the qualifications and responsibilities of our directors and director candidates and corporate governance policies and standards applicable to us in general.  We believe that good governance leads to high board effectiveness, promotes the long-term interests of our stockholders, strengthens the accountability of our Board of Directors and management and improves our standing as a trusted member of the communities we serve.

Board Leadership Structure

Our Board of Directors believes that the roles of Chairman and Chief Executive Officer may be filled by the same or different individuals.  This allows our Board of Directors to have the flexibility to determine whether the two roles should be combined or separated based upon the needs of the Company and our Board of Directors’ assessment of our leadership from time to time.  Our Board of Directors believes that, at this time, it is in the best interests of our Company and our stockholders for Darrin R. Uecker to serve as our President and Chief Executive Officer and Robert W. Duggan to serve as Chairman of the Board of Directors.

Our Board of Directors has determined that the separation of the roles of Chairman of the Board of Directors and Chief Executive Officer is appropriate at this time as it allows our Chief Executive Officer to focus primarily on management responsibilities and corporate strategy, while allowing our Chairman to focus on leadership of the Board of Directors, providing feedback and advice to the Chief Executive Officer and providing a channel of communication between the members of our Board of Directors and the Chief Executive Officer.  The Chairman of the Board of Directors presides over all Board meetings and works with the Chief Executive Officer to develop agendas for meetings of the Board of Directors.  He also works with the Board of Directors to drive decisions about particular strategies and policies and, in concert with the independent committees of the Board of Directors, facilitates a performance evaluation process of the Board of Directors.

Given the separation of the roles of Chairman of the Board of Directors and Chief Executive Officer, the Board of Directors has not appointed a Lead Independent director.  In the absence of the Chairman at a meeting of the Board of Directors, Mr. Uecker presides over the meeting, whereas during executive sessions of the independent directors, an independent director in attendance presides over the meeting and provides feedback from the executive session to the Chairman, Chief Executive Officer and other senior management.

The Board of Director’s Role in Risk Oversight

Our management has day-to-day responsibility for identifying risks facing us, including implementing suitable mitigating processes and controls, assessing risks in relation to Company strategies and objectives, and appropriately managing risks in a manner that serves the best interests of the Company, our stockholders, and other stakeholders.  Our Board of Directors is responsible for ensuring that an appropriate culture of risk management exists within the Company and for setting the right “tone at the top,” overseeing our aggregate risk profile, and assisting management in addressing specific risks.

Generally, various committees of our Board of Directors oversee risks associated with their respective areas of responsibility and expertise.  For example, our Audit Committee oversees, reviews and discusses with management and the independent auditor risks associated with our internal controls and procedures for financial reporting and the steps management has taken to monitor and mitigate those exposures; our Audit Committee also oversees the management of other risks, including those associated with credit risk.  Our Compensation Committee oversees the management of risks associated with our compensation policies, plans and practices.  Our Nominating and Corporate Governance Committee oversees the management of risks associated with director independence and the composition and organization of the Board of Directors.  Management and other employees report to the Board of Directors and/or relevant committee from time to time on risk-related issues.

Director Independence

Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that each of Messrs.  Duggan, Clark, Levinson and Soni and Dr. Zanganeh, representing five of our six directors, is “independent” as that term is defined under the rules of The Nasdaq Stock Market and none of these directors has or has had a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our Board of Directors also determined that Messrs.  Soni and Levinson, and Dr. Zanganeh, who comprise our Audit Committee, Messrs.  Soni and Levinson, who comprise our Compensation Committee, and Messrs.  Clark and Duggan, who comprise our Nominating and Corporate Governance Committee, satisfy the independence standards for those committees established by applicable SEC rules, including Rule 10A-3 of the Exchange Act, and the rules of The Nasdaq Stock Market.  In making this determination, our Board of Directors considered the relationships that each non-employee director has or has had with our Company and all other facts and circumstances that our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

The Board of Directors believes that the independence of the members of the Board of Directors satisfies the independence standards established by applicable SEC rules and the rules of The Nasdaq Stock Market.

Director Nominations

Candidates for nomination to our Board of Directors are selected by the Nominating and Corporate Governance Committee in accordance with the committee’s charter, and our Certificate of Incorporation and Bylaws.

The Nominating and Corporate Governance Committee evaluates all candidates in the same manner and using the same criteria, regardless of the source of the recommendation.

The Nominating and Corporate Governance Committee may retain recruiting professionals to assist in identifying and evaluating candidates for director nominees.  Our Board of Directors has adopted Corporate Governance Guidelines and the Nominating and Corporate Governance Committee has adopted Policies and Procedures for Director Candidates which sets out, among other things, that the Nominating and Corporate Governance Committee considers factors such as character, integrity, judgment, diversity of experience (including age, gender, international background, race and professional experience), independence, area of expertise, length of service, potential conflicts of interest, other commitments and the like.  The Nominating and Corporate Governance Committee considers the following minimum qualifications to be satisfied by any nominee to the Board of Directors: the highest personal and professional ethics and integrity; proven achievement and competence in the nominee’s field and the ability to exercise sound business judgment; skills that are complementary to those of the existing Board of Directors; the ability to assist and support management and make significant contributions to the Company’s success; and an understanding of the fiduciary responsibilities that is required of a member of the Board of Directors and the commitment of time and energy necessary to diligently carry out those responsibilities.

Based on the Nominating and Corporate Governance Committee’s recommendation, the Board of Directors selects director nominees and recommends them for election by our stockholders, and also fills any vacancies that may arise between annual meetings of stockholders.

The Nominating and Corporate Governance Committee will consider director candidates who are proposed by our stockholders in accordance with our Bylaws, our Nominating and Corporate Governance Committee’s Policies and Procedures for Director Candidates and other procedures established from time to time by the Nominating and Corporate Governance Committee. If you would like the Nominating and Corporate Governance Committee to consider a prospective director candidate, please follow the procedures in our Bylaws and submit the candidate’s name and qualifications to: Corporate Secretary, Pulse Biosciences, Inc., 3957 Point Eden Way, Hayward, CA 94545.

Code of Business Conduct and Ethics

We have adopted a code of business conduct that is applicable to all of our employees, officers, and directors.  Our code of business conduct is available on the Investor Relations page of our website at www.pulsebiosciences.com under “Corporate Governance.”  We will post amendments to or waivers of our code of business conduct on the same website.

Communication with the Board of Directors

Any stockholder communication with our Board of Directors or individual directors should be directed to Pulse Biosciences, Inc., c/o Corporate Secretary, 3957 Point Eden Way, Hayward, CA 94545.  The Corporate Secretary will forward these communications, as appropriate, directly to the director(s).  The independent directors of the Board of Directors review and approve the stockholder communication process periodically in an effort to enable an effective method by which stockholders can communicate with the Board of Directors.

Item 11.  Executive Compensation.

Compensation Committee Report

The following report of the Compensation Committee shall not be deemed to be “soliciting material” or to otherwise be considered “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 (the “Securities Act”) or the Exchange Act except to the extent that the Company specifically incorporates it by reference into such filing.

Members of the Compensation Committee

Manmeet S. Soni (Chair)
Mitchell E. Levinson

Executive Compensation

The following is a discussion and analysis of compensation arrangements of our named executive officers (NEOs).  This discussion contains forward looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs.  Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.  As an “emerging growth company” as defined in the Jumpstart Our Business Startups (JOBS) Act, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.

We seek to ensure that the total compensation paid to our executive officers is reasonable and competitive.  Compensation of our executives is structured around the achievement of individual performance and near-term corporate targets as well as long-term business objectives.

Our NEOs for fiscal year 2019 were as follows, who are comprised of (1) our principal executive officer,  (2) our next two most highly compensated executive officers who were serving as executive officers as of December 31, 2019, and (3) a former executive officer:

•	Darrin R. Uecker, our chief executive officer and president and a director;
•	Sandra A. Gardiner, our chief financial officer, executive vice president finance and administration, treasurer and secretary;
•	Brian B. Dow, our former chief financial officer, senior vice president finance and administration, treasurer and secretary; and
•	Edward A. Ebbers, our executive vice president and general manager, dermatology.

Summary Compensation Table

The following table provides information regarding the compensation of our principal executive officer, our next two most highly compensated executive officers who were serving as executive officers as of December 31, 2019, and a former executive officer.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Darrin R. Uecker, President,	2019	461,000	72,608(2)	—	—	886,693(3)	1,420,301
Chief Executive Officer and Director	2018	461,000	106,837(4)	—	—	1,600	569,437
	2017	330,000	85,932(5)	4,988,584	8,220,643	888	13,626,047

Sandra A. Gardiner Executive Vice President, Finance and Administration and Chief Financial Officer	2019	50,000	40,000(6)	—	2,007,309	257	2,097,566

Brian B. Dow, Former Senior Vice President,	2019	336,000(7)	—	—	—	102,212(8)	438,212
Finance and Administration and	2018	336,000	43,898(9)	—	—	1,495	381,393
Chief Financial Officer	2017	260,000	48,360(10)	—	1,792,040	888	2,101,288

Edward A. Ebbers, Executive Vice	2019	300,000	55,800(11)	—	—	64,051(12)	419,851
President and General Manager, Dermatology	2018	252,083	49,538(13)	—	—	1,511	303,132

________________

(1)

Amounts shown represent the aggregate grant date fair value of the restricted stock units and option awards computed in accordance with FASB ASC Topic 718.  These amounts do not correspond to the actual value that will be realized by our named executive officers.  The assumptions used in the valuation of these awards are consistent with the valuation methodologies specified in the notes to our financial statements.

(2)	Reflects Mr. Uecker’s cash bonus paid in March 2020 for 2019 achievement of performance objectives.
(3)	Includes $885,154 related to the release of stock awards.
(4)	Reflects Mr. Uecker’s cash bonus paid in February 2019 for 2018 achievement of performance objectives.
(5)	Reflects Mr. Uecker’s cash bonus paid January 2018 for 2017 achievement of performance objectives.
(6)	Ms. Gardiner became our Chief Financial Officer on November 18, 2019. Pursuant to the terms of Ms. Gardiner’s employment agreement, this amount represents Ms. Gardiner’s one-time signing bonus.
(7)

Mr. Dow served as our Chief Financial Officer until November 18, 2019.  Pursuant to the terms of Mr. Dow’s separation agreement, Mr. Dow received (i) payment of salary through to December 1, 2019; (ii) severance payments of twelve semi-monthly equal installments, which amount represents the sum of six months of Mr. Dow’s annual base salary; (iii) an additional severance payment of $100,800 as called for in Mr. Dow’s employment agreement; (iv) acceleration of vesting of the unvested portion of each equity award that would normally vest over twelve months from the date Mr. Dow separated from the Company; and (v) continuation of health insurance benefits (COBRA).

(8)	Includes $100,800 of additional severance payment per 7 (iii) above.
(9)	Reflects Mr. Dow’s cash bonus paid in February 2019 for 2018 achievement of performance objectives.
(10)	Reflects Mr. Dow’s cash bonus paid January 2018 for 2017 achievement of performance objectives.
(11)	Reflects Mr. Ebbers’ cash bonus paid in March 2020 for 2019 achievement of performance objectives.
(12)	Includes $62,511 related to the release of stock awards.
(13)	Reflects Mr. Ebbers’ cash bonus paid in February 2019 for 2018 achievement of performance objectives.

Outstanding Equity Awards at Fiscal Year-End

The following table presents certain information concerning equity awards held by our principal executive officer, our next two most highly compensated executive officers who were serving as executive officers as of December 31, 2019, and a former executive officer.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of securities underlying outstanding options (#)			Option exercise price ($/sh)	Option expiration date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (6) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	Exercisable	Unexercisable	Unexercisable and Unearned
Darrin R. Uecker	281,534(1)	—	—	4.00	9/20/2025
	302,000(2)	80,286	—	30.99	6/7/2027
	—	—	80, 000(9)	11.82	8/28/2029

Sandra A. Gardiner (7)	—	103,842(3)	—	13.94	11/18/2029
	—	103,842(4)	—	13.94	11/18/2029

Brian B. Dow (7)	140,672(8)	—	—	4.00	12/31/2020
	91,041(8)	—	—	27.14	12/31/2020

Edward A. Ebbers	39,067(2)	17,092	—	4.68	7/13/2026
	21,250(2)	8,750	—	27.14	5/16/2027
	—	—	50, 000(9)	11.82	8/28/2029
						5,432(5)	72,843

________________

(1)	Stock option vests at the rate of 1/4th of the total number of shares subject to the option after one year and 1/16th per quarter for the following three years.
(2)	Stock option vests at the rate of 1/48th of the total number of shares over four years.
(3)	Stock option vests at the rate of 25% of the total number of shares subject to option after one year of employment and thereafter in equal amounts on an annual basis for the following three years.
(4)	Stock option vests based on the achievement of performance objectives, with vesting targets set at no less than 25% vesting per year upon achievement of said objectives.
(5)	10,863 restricted stock units were granted, of which, 50% vested on June 1, 2019 and the remaining 50% will vest on June 1, 2020.
(6)	The market value of unvested restricted stock units was calculated using the closing price of the Company’s common stock on Nasdaq on December 31, 2019.
(7)	Ms. Gardiner became our Chief Financial Officer on November 18, 2019. Mr. Dow served as our Chief Financial Officer until November 18, 2019.
(8)	Mr. Dow’s stock options were fully vested in accordance with the separation agreement.
(9)	Performance stock option grants during the year ended December 31, 2019.

Narrative to Summary Compensation Table and Outstanding Equity Awards at Fiscal Year End

Employment Agreement with Darrin R. Uecker

We entered into an employment agreement with Mr. Uecker, our Chief Executive Officer and President and a director, on September 8, 2015.  The employment agreement has no specific term and constitutes at-will employment.  Mr. Uecker’s current annual base salary is $461,000.  Mr. Uecker was eligible for an annual target bonus in 2019 equal to 45% of his annual base salary, subject to achievement of performance objectives.  Mr. Uecker is eligible to participate in employee benefit plans maintained from time to time by us of general applicability to other senior executives.

Mr. Uecker’s employment agreement provided him the right to receive an option to purchase shares of our common stock equal to 3% of our fully diluted equity as of September 8, 2015 (the “Uecker Start Date Option”), and the right to receive an option to purchase shares of our common stock subsequent to the completion of the then planned IPO such that, including the Uecker Start Date Option, Mr. Uecker would hold options to purchase shares equal to 3% of our post-IPO fully diluted equity (the “IPO Option”).  On October 5, 2016, Mr. Uecker and our Company entered into an amendment agreement (the “Uecker Amendment”), pursuant to which Mr. Uecker agreed to forgo receipt of the IPO Option until our stockholders approve a new equity incentive plan or an increase in the number of shares available under the Company’s 2015 Equity Incentive Plan.  Pursuant to the Uecker Amendment, in exchange for Mr. Uecker forgoing receipt of the IPO Option, Mr. Uecker received (i) an option grant to purchase 187,286 shares of our common stock, which is a number of shares equal to the number of shares he would have been entitled to receive upon completion of the IPO, and (ii) a restricted stock grant with a grant date fair value equal to the product of (A) (i) the exercise price per share of the deferral grant, less (ii) $4.00 per share, multiplied by (B) 187,286.  In the event of a change in control that precedes the aforementioned option grant while Mr. Uecker is still an employee of our Company, Mr. Uecker would be entitled to receive a cash bonus equal to the consideration he would have received as a holder of a vested option to purchase 187,286 shares of our common stock at an exercise price of $4.00 per share.

Pursuant to Mr. Uecker’s employment agreement, if we experience a change of control, as such term is defined in Mr. Uecker’s applicable option agreement, and Mr. Uecker remains an employee through the date of such change of control, the Uecker Start Date Option and IPO Option, to the extent outstanding and unvested, will fully vest and become exercisable.  The Uecker Start Date Option and IPO Option will be exercisable for a 10-year period after the start date of employment.

If we terminate Mr. Uecker’s employment other than for “cause,” death, or disability or if he resigns for “good reason” as defined in his employment agreement, then, subject to his execution of a release of claims in our favor and Mr. Uecker’s compliance with certain restrictive covenants set forth in his employment agreement Mr. Uecker is entitled to receive (i) continuing payments of Mr. Uecker’s then-current base salary for a period of 12 months following his termination of employment, less applicable withholdings, (ii) accelerated vesting as to that portion of Mr. Uecker’s then outstanding and unvested options that would have vested had Mr. Uecker remained an employee for twelve months following his termination date, and (iii) reimbursement of premiums to maintain group health insurance continuation benefits pursuant to “COBRA” for Mr. Uecker and his respective dependents until the earlier of (A) Mr. Uecker or his eligible dependents become covered under similar plans, or (B) the date upon which Mr. Uecker ceases to be eligible for coverage under COBRA.

As defined in Mr. Uecker’s employment agreement, “cause” means Mr. Uecker’s (i) conviction of, or plea of nolo contendere to, a felony or any crime involving fraud, embezzlement or any other act of moral turpitude, (ii)  gross misconduct, (iii) unauthorized use or disclosure of any proprietary information or trade secrets of the Company or any other party to whom Mr. Uecker owes an obligation of nondisclosure as a result of Mr. Uecker relationship with the Company; (iv) willful breach of any obligations under any written agreement or covenant with the Company that is injurious to the Company; or (v)  continued failure to perform his employment duties after Mr. Uecker has received a written demand of performance from the Company which specifically sets forth the factual basis for the Company’s belief that Mr. Uecker has not substantially performed his duties and has failed to cure such non-performance to the Company’s satisfaction within 30 business days after receiving such notice.

As defined in Mr. Uecker’s employment agreement, “good reason” means Mr. Uecker’s resignation within 30 days following the expiration of any Company cure period (discussed below) following the occurrence of one or more of the following, without Mr. Uecker’s express written consent: (i) the assignment to Mr. Uecker of any duties beyond the generally recognized scope of employment of a company president and/or chief executive officer or the reduction of Mr. Uecker’s duties or the removal of Mr. Uecker from his position and responsibilities as president or chief executive officer, either of which must result in a material diminution of Mr. Uecker’s authority, duties, or responsibilities with the Company in effect immediately prior to such assignment; provided, however, if Mr. Uecker is provided with an alternative executive type position within the Company or its subsidiaries at the same or better compensation as proved herein or that a reduction in duties, position or responsibilities solely by virtue of the Company being acquired and made part of a larger entity will not constitute “good reason”; (ii) a reduction in Mr. Uecker’s base salary (except where there is a reduction applicable to the management team generally of not more than 10% of Mr., Uecker’s base salary); or (iii) a material change in the geographic location of Mr. Uecker’s primary work facility or location; provided, that a relocation of less than 50 miles from Mr. Uecker’s then present work location will not be considered a material change in geographic location.  Mr. Uecker will not resign for good reason without first providing the Company with written notice of the acts or omissions constituting the grounds for “good reason” within 90 days of the initial existence of the grounds for “good reason” and a reasonable cure period of not less than 30 days following the date of such notice and such grounds for “good reason” have not been cured during such cure period.

In the event any payment to Mr. Uecker pursuant to his employment agreement would be subject to the excise tax imposed by Section 4999 of the Code as a result of a payment being classified as a parachute payment under Section 280G of the Code, Mr. Uecker will receive such payment as would entitle him to receive the greatest after-tax benefit, even if it means that we pay him a lower aggregate payment so as to eliminate the potential excise tax imposed by Section 4999 of the Code.

Mr. Uecker has also entered into our standard inventions assignment, confidentiality and non-competition agreement and our standard indemnification agreement for officers and directors.

Employment Agreement with Sandra A. Gardiner

We entered into an employment agreement with Ms. Gardiner, our Chief Financial Officer, Executive Vice President of Finance and Administration, Secretary and Treasurer of the Company, effective November 18, 2019. The employment agreement has no specific term and constitutes at-will employment.  Ms. Gardiner’s current annual base salary is $400,000. Ms. Gardiner is eligible for an annual target bonus of up to 40% of her base salary, subject to achievement of performance objectives.  Ms. Gardiner was provided a one-time signing bonus of $40,000, which shall be repayable if Ms. Gardiner resigns other than for Good Reason, as such term is defined in her employment agreement, or if Ms. Gardiner’s employment is terminated for Cause, as such term is defined in her employment agreement, before the 12-month anniversary of her start date, as such term is defined in her employment agreement.  Ms. Gardiner is eligible to participate in employee benefit plans maintained from time to time by us of general applicability to other senior executives.

Ms. Gardiner’s employment agreement provided her the right to receive an option to purchase shares under the 2017 Equity Incentive Plan to acquire 207,684 shares of common stock (the “Option Shares”).  The Option Shares have the following the following vesting schedule:  A) Fifty percent of the options will vest at a rate of 25% on the first anniversary of Ms. Gardiner’s start date, as such term is defined in her employment agreement, and thereafter in equal amounts on annual basis over the three-year period starting with the first anniversary of the start date (as defined in her employment agreement); B) The other fifty percent of the options will vest based on the achievement of performance objectives, with vesting targets set at no less than 25% vesting per year upon achievement of said objectives, established by the Compensation Committee of the Company’s Board of Directors.

If we terminate Ms. Gardiner’s employment for reasons other than “Cause,” death, or disability or if she resigns for “Good Reason” as defined in her employment agreement, then, subject to her execution of a release of claims in our favor which will become effective by a certain date as defined in the employment agreement and Ms. Gardiner’s continued compliance with certain restrictive covenants set forth in her employment agreement Ms. Gardiner is entitled to receive (i) continuing payments of her then-current base salary for a period of 12 months following her termination of employment, prorated for the portion of the year served assuming 100% achievement, payable with the first severance payment, less applicable withholdings, (ii) accelerated vesting as to that portion of

Ms. Gardiner’s then outstanding and unvested options that would have vested had she remained an employee for twelve months following her termination date, and (iii) reimbursement of premiums to maintain group health insurance continuation benefits pursuant to “COBRA” for Ms. Gardiner and her respective dependents until the earlier of (A) Ms. Gardiner or her eligible dependents become covered under similar plans, or (B) the date upon which Ms. Gardiner ceases to be eligible for coverage under COBRA.

As defined in Ms. Gardiner’s employment agreement, “Cause” is defined as (i) Ms. Gardiner’s conviction of, or plea of nolo contendere to, a felony or any crime involving fraud, embezzlement or any other act of moral turpitude, (ii) Ms. Gardiner’s gross misconduct, (iii) Ms. Gardiner’s unauthorized use or disclosure of any proprietary information or trade secrets of the Company or any other party to whom Ms. Gardiner owes an obligation of nondisclosure as a result of Ms. Gardiner’s relationship with the Company; (iv) Ms. Gardiner’s willful breach of any obligations under any written agreement or covenant with the Company that is injurious to the Company; or (v) Ms. Gardiner’s continued failure to perform Ms. Gardiner’s employment duties after Ms. Gardiner has received a written demand for performance from the Company which specifically sets forth the factual basis for the Company’s belief that Ms. Gardiner has not substantially performed Ms. Gardiner’s duties and has failed to cure such non-performance to the Company’s satisfaction within thirty (30) business days after receiving such notice.

As defined in Ms. Gardiner’s employment agreement, “Good Reason” means Ms. Gardiner’s resignation within thirty (30) days following the expiration of any Company cure period (discussed below) following the occurrence of one or more of the following, without Ms. Gardiner’s express written consent: (i) the assignment to Ms. Gardiner of any duties beyond the generally recognized scope of employment of a company Chief Financial Officer or the reduction of Ms. Gardiner’s duties or the removal of Ms. Gardiner from Ms. Gardiner’s position and responsibilities as Chief Financial Officer, either of which must result in a material diminution of Ms. Gardiner’s authority, duties, or responsibilities with the Company in effect immediately prior to such assignment; provided, however, if the Ms. Gardiner is provided with an alternative executive type position within the Company or its subsidiaries at the same or better compensation as proved herein or that a reduction in duties, position or responsibilities solely by virtue of the Company being acquired and made part of a larger entity will not constitute “Good Reason”; (ii) a reduction in Ms. Gardiner’s Base Salary (except where there is a reduction applicable to the management team generally of not more than 10% of Ms. Gardiner’s Base Salary); or (iii) a material change in the geographic location of Ms. Gardiner’s primary work facility or location; provided, that a relocation of less than fifty (50) miles from Ms. Gardiner’s then present work location will not be considered a material change in geographic location.  Ms. Gardiner will not resign for Good Reason without first providing the Company with written notice of the acts or omissions constituting the grounds for “Good Reason” within ninety (90) days of the initial existence of the grounds for “Good Reason” and providing a cure period of not less than thirty (30) days following the date of such notice and such grounds for “Good Reason” have not been cured during such cure period.

In the event any payment to Ms. Gardiner pursuant to her employment agreement would be subject to the excise tax imposed by Section 4999 of the Code as a result of a payment being classified as a parachute payment under Section 280G of the Code, Ms. Gardiner will receive such payment as would entitle her to receive the greatest after-tax benefit, even if it means that we pay her a lower aggregate payment so as to eliminate the potential excise tax imposed by Section 4999 of the Code.

Ms. Gardiner has also entered into our standard inventions assignment, confidentiality and non-competition agreement and our standard indemnification agreement for officers and directors.

Separation Agreement and Release with Brian B. Dow

Mr. Dow served as our Chief Financial Officer until November 18, 2019 and remained with us in an advisory capacity until December 31, 2019.  In connection with Mr. Dow’s departure, on December 31, 2019 (the “Separation Date”), the Company and Mr. Dow entered into a Separation Agreement and Release (the “Separation Agreement”).  Pursuant to the terms of the Separation Agreement, as consideration for non-disparagement obligations to the Company and a release of claims related to Mr. Dow’s employment with the Company, Mr. Dow will be entitled to, among other things: (i) payment of salary through the Separation Date; (ii) severance payments of twelve semi-monthly equal installments, which amount represents the sum of six months of Mr. Dow’s annual base salary; (iii) an additional severance payment of $100,800 as called for in Mr. Dow’s employment agreement; (iv) acceleration of vesting of the unvested portion of each equity award that would normally vest over twelve months from the Separation Date; and (v) continuation of health insurance benefits (COBRA).

Employment Agreement with Edward A. Ebbers

We entered into an employment agreement with Mr. Ebbers, our Executive Vice President and General Manager, Dermatology, on June 26, 2016. The employment agreement has no specific term and constitutes at-will employment.  Mr. Ebbers’ current annual base salary is $220,000. Mr. Ebbers was eligible for an annual target bonus in 2019 equal to 25% of his annual base salary, subject to achievement of performance objectives.  Mr. Ebbers is eligible to participate in employee benefit plans maintained from time to time by us of general applicability to other senior executives.

Mr. Ebbers’ employment agreement provided him the right to receive an option to purchase shares of the Company’s Common Stock equal to 0.75% of the Company’s fully diluted equity as of June 26, 2016(the “Ebbers Start Date Option”).  The Ebbers Start Date Option is exercisable for a 10-year period after the start date of employment.

If we terminate Mr. Ebbers’ employment other than for “cause,” death, or disability or if he resigns for “good reason” as defined in his employment agreement, then, subject to his execution of a release of claims in our favor and Mr. Ebbers’ compliance with certain restrictive covenants set forth in his employment agreement, Mr. Ebbers is entitled to receive (i) continuing payments of Mr. Ebbers’ then-current base salary for a period of 6 months following his termination of employment, less applicable withholdings, (ii) Mr. Ebbers’ annual target bonus for the year of termination, prorated for the portion of the year served (iii) accelerated vesting as to that portion of Mr. Ebbers’ then outstanding and unvested options that would have vested had Mr. Ebbers remained an employee for twelve months following his termination date, and (iv) reimbursement of premiums to maintain group health insurance continuation benefits pursuant to “COBRA” for Mr. Ebbers and his respective dependents until the earlier of (A) Mr. Ebbers or his eligible dependents become covered under similar plans, or (B) the date upon which Mr. Ebbers ceases to be eligible for coverage under COBRA.

As defined in Mr. Ebbers’ employment agreement, “cause” means Mr. Ebbers’ (i) conviction of, or plea of nolo contendere to, a felony or any crime involving fraud, embezzlement or any other act of moral turpitude, (ii) gross misconduct, (iii) unauthorized use or disclosure of any proprietary information or trade secrets of the Company or any other party to whom Mr. Ebbers owes an obligation of nondisclosure as a result of Mr. Ebbers relationship with the Company; (iv) willful breach of any obligations under any written agreement or covenant with the Company that is injurious to the Company; or (v) continued failure to perform his employment duties after Mr. Ebbers has received a written demand of performance from the Company which specifically sets forth the factual basis for the Company’s belief that Mr. Ebbers has not substantially performed his duties and has failed to cure such non-performance to the Company’s satisfaction within 30 business days after receiving such notice.

As defined in Mr. Ebbers’ employment agreement, “good reason” means Mr. Ebbers’ resignation within 30 days following the expiration of any Company cure period (discussed below) following the occurrence of one or more of the following, without Mr. Ebbers’ express written consent: (i) assignment to Mr. Ebbers of any duties beyond the generally recognized scope of employment of a company chief financial officer and senior vice president finance and administration or the reduction of Mr. Ebbers’ duties or the removal of Mr. Ebbers from his position and responsibilities as vice president and general manager, dermatology, either of which must result in a material diminution of Mr. Ebbers’ authority, duties, or responsibilities with the Company in effect immediately prior to such assignment; provided, however, if Mr. Ebbers is provided with an alternative executive type position within the Company or its subsidiaries at the same or better compensation as proved herein or that a reduction in duties, position or responsibilities solely by virtue of the Company being acquired and made part of a larger entity will not constitute “good reason”; (ii) a reduction in Mr. Ebbers’ base salary (except where there is a reduction applicable to the management team generally of not more than 10% of Mr. Ebbers’ base salary); or (iii) a material change in the geographic location of Mr. Ebbers’ primary work facility or location; provided, that a relocation of less than 50 miles from Mr. Ebbers’ then present work location will not be considered a material change in geographic location.  Mr. Ebbers will not resign for good reason without first providing the Company with written notice of the acts or omissions constituting the grounds for “good reason” within 90 days of the initial existence of the grounds for “good reason” and a reasonable cure period of not less than 30 days following the date of such notice and such grounds for “good reason” have not been cured during such cure period.

In the event any payment to Mr. Ebbers pursuant to his employment agreement would be subject to the excise tax imposed by Section 4999 of the Code as a result of a payment being classified as a parachute payment under Section 280G of the Code, Mr. Ebbers will receive such payment as would entitle him to receive the greatest after-tax benefit, even if it means that we pay him a lower aggregate payment so as to eliminate the potential excise tax imposed by Section 4999 of the Code.

Mr. Ebbers has also entered into our standard inventions assignment, confidentiality and non-competition agreement and our standard indemnification agreement for officers and directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 20, 2020 with respect to the beneficial ownership of our common stock by (i) each person we believe beneficially holds more than 5% of the outstanding shares of our common stock based solely on our review of SEC filings or information provided to us by such person; (ii) each director and nominee; (iii) each named executive officer listed in the table entitled, “Summary Compensation Table” under the section entitled, “Executive Compensation”; and (iv) all directors and executive officers as a group.  As of March 20, 2020, 20,869,443 shares of our common stock were issued and outstanding.  Unless otherwise indicated, all persons named as beneficial owners of our common stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned.  Unless otherwise noted below, the address of each stockholder listed on the table is c/o Pulse Biosciences, Inc., 3957 Point Eden Way, Hayward, California 94545.

Name and address of beneficial owner	Number of Shares Owned (1)	Right to Acquire Shares (2)	Total Beneficial Ownership	Percent of Class (3)
5% Stockholders:
Robert W. Duggan (5)	9,043,648	103,539	9,147,187	43.7%

Named executive officers and directors:
Kenneth A. Clark	—	98,802	98,802	(*)

Brian B. Dow (4)	—	231,713	231,713	1.1%
Robert W. Duggan (5)	9,043,648	103,539	9,147,187	43.7%
Edward A. Ebbers	33,704	75,650	109,354	(*)
Sandra A. Gardiner (6)	—	—	—	(*)
Mitchell E. Levinson	20,000	28,610	48,610	(*)
Manmeet S. Soni	—	103,851	103,851	(*)
Darrin R. Uecker	41,760	623,355	665,115	3.1%
Mahkam Zanganeh, D.D.S. (7)	469,074	121,574	590,648	2.8%

All executive officers and directors as a group (9 people)	9,608,186	1,387,094	10,995,280	49.8%

________________

(*)Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)	Excludes shares that may be acquired through the exercise of outstanding stock options or the vesting of restricted stock units or other equity awards.

(2)

Represents shares issuable within 60 days after March 20, 2020 upon vesting of restricted stock units or exercise of exercisable options and warrants; however, unless otherwise indicated, these shares do not include any equity awards awarded after March 20, 2020.

(3)	For purposes of calculating the Percent of Class, shares that the person or entity had a right to acquire are deemed to be outstanding when calculating the Percent of Class of such person or entity.
(4)	Mr. Dow separated from the Company on December 31, 2019. We have provided his ownership based on the information he has provided us.
(5)	Based on information obtained from Mr. Duggan. Includes 267,044 shares owned by Genius, Inc., of which Mr. Duggan is the sole stockholder.
(6)	Ms. Gardiner became our Chief Financial Officer on November 18, 2019.
(7)	Includes (a) 27,000 shares owned by Mahin Zanganeh, Dr. Zanganeh’s mother, (b) 14,000 shares are owned by Mahshad Zanganeh, Dr. Zanganeh’s sister, and (c) 95,574 shares owned by a dependent minor.

Equity Compensation Plan Information

The following table presents information about our equity compensation plans as of December 31, 2019:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1) .........................................	2,860,011	16.53	1,438,483
Equity compensation plans not approved by security holders(2) ...................................	889,175	15.07	78,950

(1)Includes the following plans: the 2017 Equity Incentive Plan (the “Equity Incentive Plan”) and the 2017 Employee Stock Purchase Plan (the “ESPP”). Our Equity Incentive Plan provides that the number of shares available for issuance thereunder will be increased on the first day of each fiscal year beginning with the 2018 fiscal year in an amount equal to the least of (i) 1,200,000 shares, (ii) 4% of the outstanding shares of our common stock as of December 31 of the immediately preceding year, or (iii) such number of shares as determined by our Board of Directors. On January 1, 2020, the number of shares available for issuance under the Equity Incentive Plan increased by 833,018 shares pursuant to these provisions. This increase is not reflected in the table above. Our ESPP provides that the number of shares available for issuance thereunder will be increased on the first day of each fiscal year beginning with the 2018 fiscal year in an amount equal to the least of (i) 450,000 shares, (ii) 1.5% of the outstanding shares of our common stock as of December 31 of the immediately preceding year, or (iii) such number of shares as determined by our Board of Directors. For 2020, our Board of Directors determined not to increase the number of shares available for issuance under the ESPP.

(2)Includes the 2017 Inducement Equity Incentive Plan (the “Inducement Plan”), which was adopted by our Board of Directors. We have reserved 1,000,000 shares of our common stock for issuance pursuant to equity awards granted under the Inducement Plan.

________________

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures for Related Party Transactions

We have adopted a formal written policy that our executive officers, directors, nominees for election as directors, beneficial owners of more than 5% of any class of our common stock and any member of the immediate family of any of the foregoing persons, are not permitted to enter into a related party transaction with us, where the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, without the prior consent of our Audit Committee, subject to the pre-approval exceptions described below.  If advance approval is not feasible, then the related party transaction will be considered at the Audit Committee’s next regularly scheduled meeting.  In approving or rejecting any such proposal, our Audit Committee considers the facts and circumstances available and deemed relevant by our Audit Committee, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction.  Our Audit Committee has reviewed certain types of related party transactions that it has deemed pre-approved even if the aggregate amount involved will exceed $120,000, including employment of executive officers, director compensation, certain transactions with other organizations at which a related party’s only relationship is as a non-executive employee, director or beneficial owner of less than 10% of that organization’s shares, transactions where all stockholders receive proportional benefits, transactions involving competitive bids, regulated transactions and certain banking-related services.

Related Party Transactions

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements discussed above in the sections titled “Director Compensation” and “Executive Compensation,” we describe below transactions and series of similar transactions, since the beginning of our last fiscal year, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and
•

any of our directors, nominees for director, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Retention of Wilson Sonsini Goodrich & Rosati, P.C.

On November 2, 2017, the Company appointed Kenneth A. Clark to the Board of Directors.  Mr. Clark is a member of the law firm of Wilson Sonsini Goodrich and Rosati, Professional Corporation
(“Wilson Sonsini”), which is also outside corporate counsel to the Company.  During the year ended December 31, 2019, the Company incurred expenses for legal services rendered by Wilson Sonsini totaling approximately $0.5 million.

We believe that our arrangements with Wilson Sonsini were on terms no less favorable to the Company than would have been available from unrelated law firms of similar size and stature.

Rights Offering

We intend to pursue a rights offering to fund our operations seeking to raise net proceeds of approximately $30 million, assuming such rights offering is fully subscribed. Robert W. Duggan, chairman of our Board of Directors and the beneficial owner of approximately 43% of our outstanding common stock prior to this rights offering, has indicated that he intends to exercise all of his basic subscription rights and any over-subscription right to purchase additional shares of common stock that remain unsubscribed at the expiration of the rights offering, subject to availability, but has not made any formal binding commitment to do so.

Registration Rights Agreements

We are party to registration rights agreements and securities purchase agreements which provide, among other things, that certain holders of our outstanding common stock, including Robert W. Duggan and Mahkam Zanganeh, have the right to demand that we file a registration statement or request that their shares of our common stock be covered by a registration statement that we are otherwise filing.

Other Transactions

We have granted stock options to our named executive officers and our directors.  See the sections titled “Director Compensation” and “Executive Compensation,” for a description of these stock options. In the ordinary course of business, we enter into offer letters and employment agreements with our executive officers. We have also entered into indemnification agreements with each of our directors and officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

Director Independence

Our Board of Directors has determined that each of Messrs.  Duggan, Clark, Levinson and Soni and Dr. Zanganeh, representing five of our six directors, is “independent” as that term is defined under the rules of The Nasdaq Stock Market, as further described in the section titled “Corporate Governance—Director Independence” above.

Item 14.  Principal Accounting Fees and Services.

Auditor Fees

The following table sets forth the approximate aggregate fees billed to the Company by Deloitte & Touche LLP in fiscal years 2019 and 2018 (in thousands):

Fee Category	2019	2018
Audit Fees	$415	$170
Audit-related Fees	—	—
Tax Fees	—	—
All Other Fees	22	13
Total	$437	$183

Audit Fees consisted of professional services rendered in connection with the audit of the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K and quarterly review of financial statements included in the Company’s Quarterly Reports on Form 10‑Q.

Audit-Related Fees: none.

Tax Fees: none.

All Other Fees consisted of expenses reimbursements and the subscription to an online technical tool.

The Audit Committee has concluded that the provision of the non-audit services listed above was compatible with maintaining the independence of Deloitte & Touche LLP.

Policy on Audit Committee’s Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee reviews and pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm.  These services may include audit services, audit-related services and tax services, as well as specifically designated non-audit services which, in the opinion of the Audit Committee, will not impair the independence of the independent registered public accounting firm.  Pre-approval generally is provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and generally is subject to a specific budget.  The independent registered public accounting firm and the Company’s management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, including the fees for the services performed to date.  In addition, the Audit Committee also may pre-approve particular services on a case-by-case basis, as necessary or appropriate.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of, or incorporated by reference into, this Amendment on Form 10-K/A:

1. Financial Statements:  No financial statements are filed with this Amendment on Form 10-K/A.

2. Financial Statement Schedules:  No financial statement schedules are filed with this Amendment on Form 10-K/A.

(b) The following exhibits are filed as part of, or incorporated by reference into, this Amendment on Form 10-K/A:

Exhibit		Incorporation by Reference
Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

2.1	Plan of Conversion of Pulse Biosciences, Inc.	8-K12B	001-37744	2.1	June 18, 2018
3.1	Articles of Conversion	8-K12B	001-37744	3.1	June 18, 2018
3.2	Certificate of Conversion	8-K12B	001-37744	3.2	June 18, 2018
3.3	Certificate of Incorporation of Pulse Biosciences, Inc.	8-K12B	001-37744	3.3	June 18, 2018
3.4	Bylaws of Pulse Biosciences, Inc.	8-K12B	001-37744	3.4	June 18, 2018
4.1	Specimen Common Stock Certificate	8-K12B	001-37744	4.1	June 18, 2018
4.2	Form of Warrant dated November 9, 2014 issued to MDB Capital Group, LLC	S-1	333-208694	4.2	December 22, 2015
4.3	Form of Underwriter Warrant	S-1	333-208694	4.3	March 28, 2016
4.4	Form of Registration Rights Agreement dated November 6, 2014, among the purchasers of common stock and the Registrant	S-1	333-208694	10.6	December 22, 2015
4.5	Form of Registration Rights Agreement dated November 6, 2014, among the holders of placement warrants and the Registrant	S-1	333-208694	10.7	December 22, 2015
4.6	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-34899	4.6	March 16, 2020
10.1	Lease for facilities at 3955 Point Eden Way, Hayward, California, dated January 26, 2017	10-K	001-34899	10.1	March 20, 2017
10.2#	License Agreement among Old Dominion University Research Foundation, Eastern Virginia Medical School and the Registrant	S-1	333-208694	10.12	May 3, 2016
10.3	Amendments No. 1 to License Agreement among Old Dominion University Research Foundation, Eastern Virginia Medical School and the Registrant	S-1	333-208694	10.13	March 7, 2016

10.4#	License Agreement among University of Southern California, The Alfred Mann Institute and the Registrant	S-1	333-208694	10.14	May 3, 2016
10.5#	Amendment No. 1 to the License Agreement among University of Southern California, The Alfred Mann Institute and the Registrant	S-1	333-208694	10.15	May 3, 2016
10.6	Securities Purchase Agreement, dated February 7, 2017, by and between Pulse Biosciences, Inc. and certain purchasers	8-K	001-37744	10.1	February 10, 2017
10.7	Securities Purchase Agreement, dated September 24, 2017, by and between Pulse Biosciences, Inc. and certain purchasers	8-K	001-37744	10.1	September 25, 2017
10.8+	2015 Stock Incentive Plan	S-1	333-208694	10.2	December 22, 2015
10.9+	2017 Inducement Equity Incentive Plan and forms of agreements thereunder	8-K	001-37744	10.1	November 28, 2017
10.10+	2017 Equity Incentive Plan and forms of agreements thereunder	8-K	001-37744	10.1	May 19, 2017
10.11+	2017 Employee Stock Purchase Plan and forms of agreements thereunder	8-K	001-37744	10.2	May 19, 2017
10.12+	Form of Director Option Agreement, not issued under the 2015 Stock Incentive Plan	S-1	333-208694	10.3	December 22, 2015
10.13+	Executive Employment Agreement between Darrin R. Uecker and the Registrant	S-1	333-208694	10.9	December 22, 2015
10.14+	Amendment to Employment Agreement between Darrin R. Uecker and Pulse Biosciences, Inc. dated October 5, 2016	8-K	001-37744	10.1	October 11, 2016
10.15+	Form of At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement for Employees	S-1	333-208694	10.10	December 22, 2015
10.16+	Form of Indemnification Agreement	8-K12B	001-37744	10.1	June 18, 2018
10.17	First Amendment to the lease for facilities at 3955 Point Eden Way, Hayward, California, dated May 28, 2019	8-K	001-37744	10.19	May 31, 2019
10.18+	Executive Employment Agreement between Ed Ebbers and the Registrant	10-K	0001-34899	10.17	March 14, 2019
10.19+	Employment Agreement between Sandra A. Gardiner and the Registrant	8-K	001-37744	10.1	November 7, 2019
10.20+	Separation Agreement and Release between Brian B. Dow and the Registrant	10-K	001-34899	10.20	March 16, 2020
16.1	Letter from Gumbiner Savett Inc. to the Securities and Exchange Commission dated April 6, 2018	8-K	001-37744	16.1	April 11, 2018
21.1	List of Subsidiaries	10-K	001-34899	21.1	March 16, 2020
23.1	Consent of Independent Registered Public Accounting Firm	10-K	001-34899	23.1	March 16, 2020
23.2	Consent of Independent Registered Public Accounting Firm	10-K	001-34899	23.2	March 16, 2020
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	10-K	001-34899	32.1	March 16, 2020
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

PULSE BIOSCIENCES, INC.

Date: March 30, 2020	By:	/s/ Sandra A. Gardiner
Sandra A. Gardiner
Chief Financial Officer, Executive Vice President of Finance and Administration, Secretary and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Darrin R. Uecker Darrin R. Uecker	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2020

* Robert W. Duggan	Chairman of the Board of Directors	March 30, 2020

/s/ Sandra A. Gardiner Sandra A. Gardiner	Chief Financial Officer, Executive Vice President, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 30, 2020

* Mitchell E. Levinson	Director	March 30, 2020

* Kenneth A. Clark	Director	March 30, 2020

* Manmeet S. Soni	Director	March 30, 2020

* Mahkam Zanganeh	Director	March 30, 2020

*By:	/s/ Darrin R. Uecker
Darrin R. Uecker
Attorney in Fact