Form 10-Q
period 2020-03-31
Pulse Biosciences, Inc.
filed 2020-05-11
CIK 1625101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

Form 10-Q

___________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 4, 2020, there were 20,869,443 shares of the registrant's common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PULSE BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(in thousands except per share amounts)

(Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$7,864	$6,899
Investments	8,022	18,499
Prepaid expenses and other current assets	545	1,005
Total current assets	16,431	26,403

Property and equipment, net	2,633	2,566
Intangible assets, net	4,381	4,547
Goodwill	2,791	2,791
Right-of-use assets	5,043	5,114
Other assets	562	494
Total assets	$31,841	$41,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,214	$1,963
Accrued expenses	2,071	2,496
Lease liability, current	98	—
Total current liabilities	3,383	4,459

Lease liability, less current	6,690	6,719
Total liabilities	10,073	11,178

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized – 50,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value: authorized – 500,000 shares; issued and outstanding – 20,869 shares and 20,825 shares at March 31, 2020 and December 31, 2019, respectively	21	21
Additional paid-in capital	156,291	153,401
Accumulated other comprehensive income	17	4
Accumulated deficit	(134,561)	(122,689)
Total stockholders’ equity	21,768	30,737
Total liabilities and stockholders’ equity	$31,841	$41,915

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three-Month Periods Ended
	March 31,
	2020	2019
Revenue	$—	$—
Operating expenses:
General and administrative	5,603	4,401
Research and development	6,181	5,842
Amortization of intangible assets	166	167
Total operating expenses	11,950	10,410
Other income:
Interest income	78	332
Total other income	78	332
Net loss	(11,872)	(10,078)
Other comprehensive loss:
Unrealized gain on available-for-sale securities	13	3
Comprehensive loss	$(11,859)	$(10,075)
Net loss per share:
Basic and diluted net loss per share	$(0.57)	$(0.49)
Weighted average shares used to compute net loss per common share — basic and diluted	20,838	20,679

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three-Month Periods Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(11,872)	$(10,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	104	162
Amortization of intangible assets	166	167
Stock-based compensation	2,626	2,361
Net premium amortization and discount on available-for-sale securities	(4)	(96)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	460	229
Right-of-use assets	71	—
Other long-term assets	(68)	(107)
Accounts payable	(749)	(72)
Accrued expenses	(425)	98
Lease liabilities	69	—
Other current and long-term liabilities	—	6
Net cash used in operating activities	(9,622)	(7,330)
Cash flows from investing activities:
Purchases of property and equipment	(171)	(45)
Purchases of investments	(3,006)	(44,186)
Maturities of investments	13,500	8,500
Net cash provided by (used) in investing activities	10,323	(35,731)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	255	272
Proceeds from exercises of stock options	9	222
Net cash provided by financing activities	264	494
Net increase (decrease) in cash	965	(42,567)
Cash and cash equivalents at beginning of period	6,899	51,103
Cash and cash equivalents at end of period	$7,864	$8,536

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gains on available-for-sale securities	$13	$3

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2019	20,825	$21	$153,401	$4	$(122,689)	$30,737
Issuance of shares upon exercise of stock options	1	—	9	—	—	9
Issuance of shares under employee stock purchase plan	43	—	255	—	—	255
Stock-based compensation expense	—	—	2,626	—	—	2,626
Unrealized gain on available-for-sale securities	—	—	—	13	—	13
Net loss	—	—	—	—	(11,872)	(11,872)
Balance, March 31, 2020	20,869	$21	156,291	$17	$(134,561)	$21,768

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2018	20,593	$21	$142,032	$(1)	$(75,718)	$66,334
Issuance of shares upon exercise of stock options	99	—	272	—	—	272
Issuance of shares under employee stock purchase plan	18	—	222	—	—	222
Stock-based compensation expense	—	—	2,361	—	—	2,361
Unrealized gain on available-for-sale securities	—	—	—	3	—	3
Net loss	—	—	—	—	(10,078)	(10,078)
Balance, March 31, 2019	20,710	$21	$144,887	$2	$(85,796)	$59,114

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Description of the Business

Pulse Biosciences, Inc. (together with its subsidiaries, the Company) is a novel bioelectric medicine company committed to health innovation that improves and potentially extends the lives of patients. The Company is pursuing regulatory clearance to market its first product, its proprietary CellFX® System. The Company’s CellFX System utilizes its patented Nano-Pulse Stimulation™ (NPS™) technology to treat a variety of applications for which an optimal solution remains unfulfilled. NPS is a proprietary technology that delivers nano-second duration pulses of high amplitude electrical energy to non-thermally clear targeted cells while sparing adjacent non-cellular tissue. The cell-specific effects of NPS technology have been validated in a series of completed and ongoing clinical studies.

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

2.  Summary of Significant Accounting Policies

Going concern

As of March 31, 2020, the Company had an accumulated deficit of $134.6 million, cash outflows from operations of $9.6 million for the three months then ended, and cash, cash equivalents and investments of $15.9 million and anticipates that it may continue to incur significant operating losses for the next several years. Until such time as the Company can generate substantial product revenue and achieve profitability, the Company will need to raise additional capital. The Company plans to raise additional capital to fund its operations for at least the next twelve months from the date of issuance of the accompanying consolidated financial statements, including via a proposed rights offering that seek to raise gross proceeds of approximately $30 million, assuming such rights offering is fully subscribed and excluding the proceeds from any warrants which may be issued in the rights offering and exercised following the completion of the offering. There is no assurance that the rights offering will be successful, or that additional financing will be available when needed or that management of the Company will be able to obtain financing on terms acceptable to the Company. Accordingly, the Company’s management cannot conclude that such plans will be effectively implemented within twelve months from the date of issuance of the accompanying consolidated financial statements.

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

COVID-19 Pandemic

The Company is subject to risks and uncertainties as a result of the novel coronavirus pandemic (COVID-19). The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict, as the response to the pandemic is in its incipient stages and information is rapidly evolving. The Company considered the impact of COVID-19 on the assumptions and estimates used to determine the results reported and asset valuations as of March 31, 2020.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the Company’s December 31, 2019 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The condensed consolidated financial statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (SEC) and, as permitted by such rules and regulations, omit certain information and footnote disclosures necessary to present the financial statements in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The condensed consolidated balance sheet as of December 31, 2019 was derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three-month period ended March 31, 2020 are not necessarily indicative of the results to be expected for the entire year or any future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the financial statements of Pulse Biosciences, Inc. and its wholly-owned subsidiaries. Intercompany balances and transactions, if any, have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the Financial Statements and accompanying notes to the condensed consolidated financial statements. Estimates include, but are not limited to, the valuation of cash equivalents and investments, the valuation and recognition of share-based compensation and the useful lives assigned to long-lived assets. The Company evaluates its estimates and assumptions based on historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from these estimates.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during three-month period ended March 31, 2020, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

The following outstanding stock options, warrants and restricted stock units were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three-Month Periods Ended
	March 31,
	2020	2019
Common stock warrants	167,847	213,485
Common stock options	3,891,607	2,871,770
Restricted stock units	222,606	222,606
Total	4,282,060	3,307,861

 Recent Accounting Pronouncement

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the general principles in Accounting Standards Codification (ASC) 740 and makes amendments to other areas with the intention of simplifying various aspects related to accounting for income taxes. The new standard is effective for fiscal years beginning after December 15, 2020, including interim periods therein; with early adoption permitted. The Company is currently evaluating the impact that the standard will have on its financial statements and related disclosures; and does not expect the adoption to have a material impact on the Company’s financial statements.

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

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis as of March 31, 2020 and December 31, 2019, respectively (in thousands):

		March 31, 2020				December 31, 2019
Assets	Classification	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$6,989	—	—	$6,989	$6,429	$—	$—	$6,429
U.S. Treasury Securities	Investments	—	8,022	—	8,022	—	18,499	—	18,499
Total assets measured at fair value		$6,989	$8,022	$—	$15,011	$6,429	$18,499	$—	$24,928

The Company did not have any financial liabilities measured on a recurring basis as of March 31, 2020 or December 31, 2019.

During the three-month period ended March 31, 2020, there were no transfers between Level 1, Level 2 or Level 3 assets or liabilities reported at fair value on a recurring basis, and the valuation techniques used did not change compared to the Company’s established practice.

4.  Balance Sheet Components

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Leasehold improvements	$2,248	$2,248
Laboratory equipment	677	677
Furniture, fixtures, and equipment	466	466
Software	118	118
Construction in progress	714	543
	4,223	4,052
Less: Accumulated depreciation	(1,590)	(1,486)
	$2,633	$2,566

Depreciation expense was $0.1 million for the three-month periods ended March 31, 2020 and 2019, respectively.

Intangible Assets, Net

Intangible assets primarily consist of acquired licenses to utilize certain patents, know-how and technology relating to the Company’s NPS for biomedical applications acquired from Old Dominion University Research Foundation (ODURF), Eastern Virginia Medical School, and the University of Southern California. In addition, the Company entered into a Sponsored Research Agreement with Old Dominion University’s Frank Reidy Research Center for Bioelectrics, which includes certain intellectual property rights arising from the research. The Company is amortizing the intangible assets over an estimated useful life of 12 years.

Intangible assets, net consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Acquired patents and licenses	$7,985	$7,985
Less: Accumulated amortization	(3,604)	(3,438)
	$4,381	$4,547

A schedule of the amortization of intangible assets for the remainder of 2020 and the succeeding five fiscal years and thereafter is as follows (in thousands):

Year Ending December 31:
2020 (remaining 9 months)	$499
2021	665
2022	665
2023	665
2024	665
2025	665
Thereafter	557
$4,381

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Compensation expense	$1,172	$1,699
Accrued clinical	512	262
Professional fees	37	51
Property and equipment	234	234
Other	116	250
	$2,071	$2,496

5.  Goodwill

In 2014, the Company acquired three companies (the acquisitions) for aggregate consideration of $5.5 million. In accordance with ASC Topic 805, Business Combinations, the Company recorded goodwill of $2.8 million in connection with the acquisitions as the consideration paid exceeded the fair value of the net tangible assets and the intangible assets acquired.

The Company reviews goodwill for impairment at least annually or whenever changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Based on the Company’s annual impairment test as of December 31, 2019 the Company determined that no impairment of goodwill existed and was not aware of any indicators of impairment at such date. In addition, there were no indicators of impairment at March 31, 2020.

6.  Stockholders’ Equity and Stock-Based Compensation

Common Stock Warrants

In connection with a private placement of the Company’s common stock, par value $0.001 per share, in 2014, the Company issued warrants as compensation to the placement agent to purchase a total of 299,625 shares of its common stock at a price of $2.67 per share (the Private Placement Warrants). The Private Placement Warrants are exercisable for period of seven years from issuance. As of March 31, 2020, a total of 46,238 of Private Placement Warrants were outstanding. In connection with the closing of the Company’s initial public offering in 2016, the Company issued warrants as compensation to its underwriters to purchase a total of 574,985 shares of its common stock at a price of $5.00 per share (the IPO Warrants). The IPO Warrants are exercisable for a period of five years from issuance.  As of March 31, 2020, a total of 121,609 of the IPO Warrants were outstanding.

Equity Plans

2017 Equity Incentive Plan and 2017 Inducement Equity Incentive Plan

The Board of Directors of the Company (the Board) previously adopted, and the Company’s stockholders approved, the Company’s 2017 Equity Incentive Plan (the 2017 Plan).

The 2017 Plan has a 10-year term, and provides for the grant of stock options, stock appreciation rights, restricted stock,

restricted stock units, performance units, and performance shares to employees, directors and consultants of the Company and any parent or subsidiary of the Company, as the Compensation Committee of the Board may determine. Subject to an annual evergreen increase and adjustment in the case of certain capitalization events, the Company initially reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to awards under the 2017 Plan. In addition, shares remaining available under the Company’s 2015 Equity Incentive Plan, as amended (the 2015 Plan), and shares reserved but not issued pursuant to outstanding equity awards that expire or terminate without being exercised or that are forfeited or repurchased by the Company will be added to the shares of common stock available for issuance under the 2017 Plan. The 2017 Plan is administered by the Board’s Compensation Committee. Effective January 1, 2020, the Company’s Board authorized an increase in the number of shares of common stock available under the 2017 Plan increased by 833,018 shares pursuant to the evergreen provision of the 2017 Plan. Pursuant to the 2017 Plan, the 2019 share increase is determined based on the least of (i) 1,200,000 shares, (ii) 4% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. As of March 31, 2020, 1,721,093 shares of common stock remained available for issuance under the 2017 Plan.

During November 2017, the Board adopted the 2017 Inducement Equity Incentive Plan (the Inducement Plan) and reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan was adopted without stockholder approval.

The Inducement Plan has a 10-year term, and provides for the grant of equity-based awards, including nonstatutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares and performance units, and its terms are substantially similar to the 2017 Plan, including with respect to treatment of equity awards in the event of a “merger” or “change in control” as defined under the Inducement Plan. Options issued under the Inducement Plan may have a term up to ten years and have variable vesting provisions. New hire grants generally vest 25% annual starting upon the first anniversary of the grant. Equity-based awards issued under the Inducement Plan are only issuable to individuals not previously engaged as employees or non-employee directors of the Company prior to the Inducement Plan’s adoption date. As of March 31, 2020,  8,492 shares of common stock remained available for issuance under the Inducement Plan.

Certain stock options awarded to the Company’s executives contain performance conditions related to certain financial measures and achievements of strategic/operational milestones (performance options). As of March 31, 2020, it is not probable that these performance conditions will be achieved and accordingly no stock compensation has been recorded for these performance options to date.

2017 Employee Stock Purchase Plan

The Board previously adopted and the stockholders approved the Company’s 2017 Employee Stock Purchase Plan (the 2017 ESPP).

The 2017 ESPP is a broad-based plan that provides employees of the Company and its designated affiliates with the opportunity to become stockholders through periodic payroll deductions that are applied towards the purchase of Company common shares at a discount from the then-current market price. Subject to adjustment in the case of certain capitalization events, a total of 250,000 common shares of the Company were available for purchase at adoption of the 2017 ESPP. Pursuant to the 2017 ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 450,000 shares, (ii) 1.5% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. During January 2019, the Board determined not to increase the number of shares of common stock available under the 2017 ESPP pursuant to the evergreen provision of the 2017 ESPP. During the three-month period ended March 31, 2020, the Company issued 43,224 shares of common stock under the 2017 ESPP. As of March 31, 2020,  396,971 shares of common stock remained available for issuance under the 2017 ESPP.

A  summary of stock option activity under the 2015 Plan, 2017 Plan and Inducement Plan for the three-month period ended March 31, 2020 is presented below:

	Stock Options Outstanding
		Weighted
	Number	average
	of shares	exercise price
Balances — December 31, 2019	3,749,186	$16.18
Options granted	178,000
Options exercised	(750)
Options canceled	(12,855)
Options expired	(21,974)
Balances — March 31, 2020	3,891,607	$15.67
Exercisable — March 31, 2020	2,301,566	$16.48

The table above excludes 69,375 performance stock options granted for which the performance criteria had not been established as of March 31, 2020.

Stock-based Compensation

Total stock-based compensation expense consisted of the following (in thousands):

	Three-Month Periods Ended
	March 31,
	2020	2019
General and administrative	$1,749	$1,485
Research and development	877	876
Total stock-based compensation expense	$2,626	$2,361

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

	Three-Month Periods Ended March 31,
	2020	2019
Expected term in years	6.1	0.4 - 6.1
Expected volatility	70%	70%
Risk-free interest rate	0.4% - 1.7%	2.4% - 2.7%
Dividend yield	—	—

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

	Three-Month Periods Ended March 31,
	2020	2019
Expected term in years	0.5 - 1.0	0.5 - 1.0
Expected volatility	70%	70%
Risk-free interest rate	0.9% - 1.0%	2.5% - 2.6%
Dividend yield	—	—

The fair value of restricted stock unit (RSUs) awards is determined based on the number of units granted and the closing price of the Company’s common stock as of the grant date. The estimated fair value of RSUs is recognized on a straight-line basis over the requisite service period.

7.  Research Grants and Agreements

Sponsored Research Agreement

The Company may annually sponsor research activities (SRAs) performed by Old Dominion University’s Frank Reidy Center (ODURF). ODURF is compensated by the Company for its conduct of each study in accordance with the budget and payment terms set forth in the applicable task order. During the year ended December 31, 2019, the Company agreed to sponsor $0.8 million in research during the subsequent 12-month period funded through monthly payments made upon ODURF certifying, to the Company’s reasonable satisfaction, that ODURF has met its obligations pursuant to the specified task order and statement of work. The principal investigator may transfer funds with the budget as needed without the Company’s approval so long as the obligations of ODURF under the task order and statement of work remain unchanged and unimpaired. As of March 31, 2020, approximately $0.4 million remained payable under this agreement.

During the three-month periods ended March 31, 2020 and 2019, the Company paid and incurred costs related to the SRAs equal to $0.2 million, respectively.

8.  Commitments and Contingencies

Operating Leases

During January 2017, the Company entered into a five-year lease (the Existing Lease) for approximately 15,700 square feet for its corporate headquarters located in Hayward, California (the Existing Premises). The lease commenced during July 2017.

During May 2019, the Company entered into Lease Amendment 1 (the Amendment) in relation to the Existing Lease and added the lease of new premises of approximately 34,600 square feet (Expansion Premises);  additionally, the term of the Existing Lease was extended to October 2029.

The Company evaluated the Amendment under the provisions of ASC 842 that it adopted on January 1, 2019, and accounted the Amendment as a single contract with the Existing Lease because the additional lease payments due to the Amendment was not commensurate with the right-of-use (ROU) asset granted to the Company. Though the Amendment was accounted for as a single contract, the Existing Premises and Expansion Premises are accounted for as separate lease components. Accordingly, the Company measured and allocated consideration to each lease component as of the modification date. Upon commencement of each lease component, the Company will reassess and calculate the lease liability and ROU asset for the respective component.

Information related to the Company’s ROU assets and related lease liabilities were as follows (in thousands except for remaining lease term and discount rate):

Year Ending December 31:
2020 (remaining 9 months)	$549
2021	986
2022	1,071
2023	1,094
2024	1,133
2025	1,172
Thereafter	4,885
Total lease payments	10,890
Less imputed interest	(4,102)
Total lease liabilities	$6,788

Other supplemental non-cash information:
Cash paid for operating lease liabilities	$377
Operating lease liabilities arising from ROU assets	5,027

Current operating lease liabilities	98
Non-current operating lease liabilities	6,690
Total lease liabilities	$6,788

Weighted average remaining lease term	9.59 years
Weighted average discount rate	10%

During the three-month periods ended March 31, 2020 and 2019, rent expense, including common area maintenance charges, was approximately $0.2 million and $0.1 million, respectively.

Legal Proceedings

The Company maintains indemnification agreements with its directors and officers that may require the Company to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law.

From time to time, the Company may be involved in a variety of claims, lawsuits, investigations and proceedings relating to securities laws, product liability, patent infringement, contract disputes and other matters relating to various claims that arise in the normal course of the Company’s business. The Company currently believes that these ordinary course matters are not material to the condensed consolidated financial statements of the business; however, the results of litigation and claims are inherently unpredictable.

9.   Related Party Transactions

Kenneth A. Clark, a director of the Company since November 2017, is a member of the law firm of Wilson Sonsini Goodrich and Rosati (WSGR), which also serves as the outside corporate counsel to the Company. During the three-month periods ended March 31, 2020 and 2019, the Company incurred expenses reported in general and administrative expenses in the consolidated statement of operations for legal services rendered by WSGR totaling approximately $0.1 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included in this Quarterly Report and those in our Annual Report on Form 10-K.

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements related to our expected business, new product introductions, procedures and procedure adoption, future results of operations, future financial position, our ability to generate revenues, the anticipated mix of our revenues between procedure and system revenues, our financing plans and future capital requirements, anticipated costs of revenue, anticipated expenses, the effect of recent accounting pronouncements, our investments, anticipated cash flows, our ability to finance operations from cash flows and similar matters, the impact of the recent COVID-19 coronavirus pandemic and related public health measures on our business, and statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we intend to operate and our beliefs and assumptions regarding these economies and markets. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. You should read the “Risk Factors” section of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We do not assume any obligation to update any forward-looking statements.

Pulse Biosciences, CellFX, Nano-Pulse Stimulation, and NPS and the stylized logos are trademarks or registered trademarks of the Company in the United States and other countries.

Overview

We are a novel bioelectric medicine company committed to health innovation that improves and potentially extends the lives of patients. We are pursuing regulatory clearance from the FDA to market our first product, our proprietary CellFX® System. The CellFX System utilizes its patented Nano-Pulse Stimulation™ (NPS™) technology to treat a variety of applications for which an optimal solution remains unfulfilled. NPS is a proprietary technology that delivers nanosecond duration pulses of high amplitude electrical energy to non-thermally clear targeted cells while sparing adjacent non-cellular tissue. The cell-specific effects of NPS technology have been validated in a series of completed and ongoing clinical studies.

We have incurred substantial operating losses and have used cash in our operating activities since inception. Based on our current operating plan, we believe we do not have sufficient cash and cash equivalents on hand to support current operations for at least twelve months from the date that our audited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q were issued. To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern for at least twelve months from the date that our audited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q were issued. As such, we plan to seek to raise capital from time to time this year through future debt or equity financings to fund our future operations and remain as a going concern including by pursuing a proposed rights offering, seeking to raise gross proceeds of approximately $30 million assuming such rights offering is fully subscribed and excluding the proceeds from any warrants which may be issued in the rights offering and exercised following the completion of the offering. There is no assurance that the rights offering will be successful, or that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to us.

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

COVID-19 Pandemic

In accordance with local and state guidelines regarding the COVID-19 pandemic, we are requiring all of our employees to work remotely unless they cannot perform their essential functions remotely, and have also suspended all non-essential travel for our employees. While many of our employees are accustomed to working remotely, much of our workforce has not historically been remote. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance becomes available, temporarily suspending travel and restricting the ability to do business in person may create operational or other challenges, any of which could harm our business, financial condition and results of operations.

In addition, our clinical trials may be affected by the COVID-19 outbreak. Site initiation and patient enrollment may be delayed, for example, due to prioritization of hospital resources toward the COVID-19 outbreak, travel restrictions imposed by governments, and the inability to access sites for initiation and monitoring. Also, some of our suppliers of certain materials used in the production of our product candidates are located in areas impacted by COVID-19 which could limit our ability to obtain sufficient materials for our product candidates. COVID-19 has and will continue to adversely affect global economies and financial markets, resulting in an economic downturn that could affect demand for our product candidates, if approved, and impact our operating results. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of the continued global economic impact of the pandemic. We cannot anticipate all of the ways in which health epidemics such as COVID-19 could adversely impact our business. Although we are continuing to monitor and assess the effects of the COVID-19 pandemic on our business, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. See the Risk Factors section for further discussion of the possible impact of the COVID-19 pandemic on our business.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K as of and for the year ended December 31, 2019 filed with the SEC on March 16, 2020.

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

Results of Operations

Comparison of the three-month periods ended March 31, 2020 and 2019

Our condensed consolidated statements of operations as discussed herein are presented below:

	Three-Month Periods Ended
	March 31,
(in thousands)	2020	2019	$ Change
Revenue	$—	$—	$—
Operating expenses:
General and administrative	5,603	4,401	1,202
Research and development	6,181	5,842	339
Amortization of intangible assets	166	167	(1)
Total operating expenses	11,950	10,410	1,540
Other income:
Interest income	78	332	(254)
Total other income	78	332	(254)
Net loss	$(11,872)	$(10,078)	$(1,794)

General and Administrative

General and administrative expenses consist of salaries and related expenses for executives, sales and marketing, finance, legal, human resources, information technology and administrative personnel, professional fees, patent fees and costs, insurance costs and other general corporate expenses. General and administrative expenses increased by $1.2 million to $5.6 million for the three-month period ended March 31, 2020, from $4.4 million during the same period in 2019 primarily due to $0.9 million of increased employee compensation and $0.3 million of increased stock-based compensation. Compensation-related expenses increased due to an increase in headcount. General and administrative expenses are expected to continue at approximately the current rate for the remainder of 2020.

Research and Development

Research and development expenses consist of salaries and related expenses for manufacturing, research and development personnel, clinical trials and consulting costs related to the design, development and enhancement of our potential future products, prototype material and devices. Research and development expenses increased by $0.3 million to $6.2 million for the three-month period ended March 31, 2020, from $5.8 million during the same period in 2019 primarily due to increased employee compensation costs. Headcount increases during 2020 contributed to increased employee compensation costs. Research and development expenses are expected to continue at approximately the current rate for the remainder of 2020.

Interest Income

Interest income decreased by $0.2 million, to $0.1 million for the three-month period ended March 31, 2020, from $0.3 million during the same period in 2019 primarily due to decreased cash and investment balances.

Liquidity and Capital Resources

To date, we have not generated any revenues from product sales and do not expect to generate revenues from product sales in 2020. Since inception, we have funded our business primarily through the issuance of equity securities and grants from governmental agencies. Over the next few years, we intend to invest in research and development to develop commercially viable products and to assess the feasibility of potential future products. Additionally, we expect that our general and administrative expenses will increase as we incur substantial incremental costs associated with operating as a public company.

Our condensed consolidated statements of cash flows as discussed herein are presented below:

	Three-Month Periods Ended
	March 31,
(in thousands)	2020	2019
Net cash used in operating activities	$(9,622)	$(7,330)
Net cash provided by (used) in investing activities	10,323	(35,731)
Net cash provided by financing activities	264	494
Net increase (decrease) in cash	965	(42,567)

At March 31, 2020, we had cash, cash equivalents and investments of $15.9 million. We have determined that there is substantial doubt concerning our ability to continue as an ongoing business for the next twelve months from the date that our unaudited condensed consolidated financial statements included elsewhere on this Quarterly Report on Form 10-Q were issued unless we obtain additional capital. To date, we have not generated any revenue. As a result, we have incurred significant operating losses in each year since our inception and we may continue to incur additional losses for the next several years.

We plan to raise additional capital in the future, including by pursuing a proposed rights offering, seeking to raise gross proceeds of approximately $30 million assuming such rights offering is fully subscribed and excluding the proceeds from any warrants which may be issued in the rights offering and exercised following the completion of the offering. There is no assurance that the rights offering will be successful, or that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to us. The ongoing COVID-19 pandemic and resulting negative impact on the global macroeconomic environment and capital markets may make it more difficult for us to raise additional funds.

These expectations are based on our current operating and financing plans which are subject to change. Until we are able to generate sustainable product revenues at profitable levels, we expect to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such additional funds may not be available on terms acceptable to us or at all. If we raise funds by issuing equity or equity-linked securities, the ownership of some or all of our stockholders will be diluted and the holders of new equity securities may have priority rights over our existing stockholders. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into agreements on unattractive terms. Our inability to raise capital could have a material adverse effect on our business, financial condition and results of operations.

Operating Activities

Our primary uses of cash in operating activities are for ongoing product development.

During the three-month period ended March 31, 2020, we used cash of $9.6 million in operating activities. The difference between cash used in operating activities and net loss consisted primarily of stock-based compensation and depreciation and amortization, and a decrease in accounts payable, partially offset by decreases in prepaid expenses and other current assets and accrued expenses.

During the three-month period ended March 31, 2019, we used cash of $7.3 million in operating activities. The difference between cash used in operating activities and net loss consisted primarily of depreciation and amortization,  stock-based compensation, and an increase in prepaid expenses.

Investing Activities

Our investing activities consist primarily of investment purchases, sales and maturities and capital expenditures.

During the three-month period ended March 31, 2020, $10.3 million of cash provided by investing activities primarily from $13.5 million of cash proceeds from the maturities of investments, partially offset by the purchase of available-for-sale securities of $3.0 million.

During the three-month period ended March 31, 2019, $35.7 million of cash was used in investing activities, consisting of $44.2 million of cash used to purchase available-for-sale securities partially offset by $8.5 million of cash proceeds from the maturities of investments.

Financing Activities

During the three-month periods ended March 31, 2020 and 2019, cash provided from financing activities was $0.3 million and $0.5 million, respectively, primarily due to cash received from stock option exercises and the sale of stock under our employee stock purchase plan.

Contractual Obligations

There have been no material changes outside the ordinary course of our business to the contractual obligations since disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

At March 31, 2020, we did not have any transactions, obligations or relationships that constitute off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. No liability associated with such indemnification agreements has been recorded as of March 31, 2020.

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

See the section entitled “COVID-19 Pandemic” above and elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the current and potential future impact of COVID-19 on our business, financial condition and results of operation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except for the broad effects of COVID-19 as a result of its negative impact on the global economy and financial markets, there have been no material changes in market risk from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2019. We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates. We do not hold financial instruments for trading purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive and principal financial officers, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective (a) to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) to include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act, as amended, that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report, including our financial statements and related notes, which could have a material adverse effect on our business, financial condition, results of operations and prospects. The risks described below are not the only risks facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition, results of operations and prospects. In addition, the impact of COVID-19 and any worsening of the economic environment may exacerbate the risks described below, any of which could have a material impact on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

Risks Relating to Our Business, Industry and Financial Condition

Since we have a limited operating history and have not commenced any revenue producing operations, it is difficult to evaluate the future of our business.

We are a bioelectric medicine technology company and have not yet commenced revenue-producing operations. To date, our operations on a consolidated basis have consisted of the continued development and clinical studies of our technologies and implementation of the early parts of our business plan. We have incurred significant operating losses in each year since our inception and we may continue to incur additional losses for the next several years. In addition, a high percentage of our expenses will continue to be fixed; accordingly, our losses may be greater than expected and our operating results may suffer. We have limited historical financial data upon which we may base our projected revenue and base our planned operating expenses. Our limited operating history makes it difficult to evaluate our technology or prospective operations and business prospects.

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

To date, we have not generated any revenue and  we have incurred significant operating losses in each year since our inception and we may continue to incur additional losses for the next several years. In connection with our Annual Report on

Form 10-K for the year ended December 31, 2019, management concluded that there is substantial doubt we can continue as an ongoing business for the next twelve months from the date that our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019 were issued unless we obtain additional capital. As a result, our independent registered public accountants included an explanatory paragraph in their auditors’ report relating to going concern.

We plan to raise additional capital to fund our operations, including via a proposed rights offering seeking to raise gross proceeds of approximately $30 million, assuming such rights offering is fully subscribed and excluding the proceeds from any warrants which may be issued in the rights offering and exercised following the completion of the offering. There is no assurance that the rights offering will be successful, or that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to us. Accordingly, management cannot conclude that such plans will be effectively implemented within the twelve months from the date that our unaudited condensed consolidated interim financial statements included in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020 were issued.

These factors, combined with our forecast of cash required to fund operations for a period of at least twelve months from the date that unaudited condensed consolidated interim financial statements included in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020 were issued, raise substantial doubt about our ability to continue as a going concern.

If we are unable to obtain sufficient funding, we may be unable to execute our business plan and fund operations. We may not be able to obtain additional financing on commercially reasonable terms, or at all.

We have experienced operating losses, and we may continue to incur operating losses for the next several years as we implement our business plan. Currently, we have no revenue and do not have arrangements in place for all the anticipated financing that would be required to fully implement our business plan. Our prior losses combined with expected future losses, have had and will continue to have, for the foreseeable future, an adverse effect on our stockholders’ equity and working capital.

We will need to raise additional capital in order to continue to execute our business plan in the future including by pursuing a rights offering, which has been approved by our board of directors, to raise gross proceeds of approximately $30 million, assuming such rights offering is fully subscribed and excluding the proceeds from any warrants which may be issued in the rights offering and exercised following the completion of the offering.

There is no assurance that the rights offering will be successful, or that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to us. If we are unable to raise sufficient additional funds, we will have to scale back our operations. The ongoing COVID-19 pandemic and resulting negative impact on the global macroeconomic environment and capital markets may make it more difficult for us to raise additional funds.

We cannot give any assurance that we will be able to obtain all the necessary funding that we may need. In addition, we believe that we will require additional capital in the future to fully develop our technologies and planned products to the stage of a commercial launch. We have pursued and may pursue additional funding through various financing sources, including the private sale of our equity and debt securities, licensing fees for our technology, joint ventures with capital partners and project type financing. If we raise funds by issuing equity or equity-linked securities, dilution to some or all our stockholders will result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. We also may seek government-based financing, such as development and research grants. There can be no assurance that funds will be available on commercially reasonable terms, if at all.

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

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control and may be difficult to predict, including:

•	the timing and cost of, and level of investment in, research, development and commercialization activities relating to our product candidates, which may change from time to time;

•	the timing of receipt of approvals or clearances for our product candidates from regulatory authorities in the United States (U.S.) or internationally;

•	the timing and status of enrollment for our clinical trials;

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

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China and has since spread globally. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. In addition, most states in the U.S., including California, where we are headquartered, have declared a state of emergency.  The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns.

In accordance with local and state guidelines regarding the COVID-19 pandemic, we are requiring all of our employees to work remotely unless they cannot perform their essential functions remotely, and have also suspended all non-essential travel for our employees. While many of our employees are accustomed to working remotely or working with other remote employees, much of our workforce has not historically been remote. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance becomes available, temporarily suspending travel and restricting the ability to do business in person may create operational or other challenges, any of which could harm our business, financial condition and results of operations.

In addition, our clinical trials may be affected by the COVID-19 outbreak. Site initiation and patient enrollment may be delayed, for example, due to prioritization of hospital resources toward the COVID-19 outbreak, travel restrictions imposed by governments, and the inability to access sites for initiation and monitoring. Also, some of our suppliers of certain materials used in the production of our product candidates are located in areas impacted by COVID-19 which could limit our ability to obtain sufficient materials for our product candidates. COVID-19 has and will continue to adversely affect global economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our product candidates, if approved, and impact our operating results. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of the continued global economic impact of the pandemic. We could harm our business and we cannot anticipate all of the ways in which health epidemics such as COVID-19 could adversely impact our business. Although we are continuing to monitor and assess the effects of the COVID-19 pandemic on our business, the ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change.

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

We have experienced rapid growth in our business. Recent and future growth imposes significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. Rapid expansion in personnel could mean that less experienced people carry out our research and development activities, manufacture, market and sell CellFX System and NPS therapies and treatments, which could result in inefficiencies and unanticipated costs, reduced quality and disruptions to our operations. In addition, rapid and significant growth may strain our administrative and operational infrastructure, and the failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties could have a material adverse effect on our business, financial condition and results of operations and our ability to timely execute our business plan. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed.

Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets including the negative impact of COVID-19 on the global economy and markets. Furthermore, the market for aesthetic medical treatments may be particularly vulnerable to unfavorable economic conditions. A global financial crisis or a global or regional political disruption could cause extreme volatility in the capital and credit markets as has recently been the case due to COVID-19. A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including weakened demand for our lead product candidates or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

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

Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, or those of our vendors, may be vulnerable to attacks by hackers or viruses or otherwise breached due to employee error, malfeasance or other activities. While we have not experienced any such attack or breach, we, and our vendors may be unable to anticipate attacks, to implement adequate preventative or mitigation measures, to identify any attacks or incidents on a timely basis, or to remediate or otherwise address any attacks or incidents in a timely manner. If any such attack or other incident were to occur, our systems and networks would be compromised and the information we store on those systems and networks could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in a loss of intellectual property protection, legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009  (HITECH), and the California Consumer Privacy Act of 2018 (the CCPA), which was enacted in June 2018 and became operative on January 1, 2020, or regulatory penalties, and could require substantial efforts to remediate and otherwise respond to the incident. The CCPA requires covered companies to, among other things, make certain enhanced disclosures related to California residents regarding our use or disclosure of their personal information, allow California residents to opt-out of certain uses and disclosures of their personal information without penalty, provide Californians with other choices related to personal data in our possession, and obtain opt-in consent before engaging in certain uses of personal information relating to Californians under the age of 16. The California Attorney General may seek substantial monetary penalties and injunctive relief in the event of our non-compliance with the CCPA. The CCPA also allows for private lawsuits from Californians in the event of certain data breaches. Certain aspects of the CCPA and its interpretation remain uncertain, and we may need to modify our policies or practices in an effort to comply with it.

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

We have incurred net losses since our inception and anticipate that we may continue to incur significant losses for the foreseeable future. If not utilized, the federal and state net operating losses (NOL) carryforwards will begin to expire in various years beginning after 2034. Under the Internal Revenue Code of 1986, as amended, or the Code, and certain similar state tax provisions, a corporation is generally allowed a deduction for NOLs, carried over from a prior taxable year. Under those provisions, we can carry forward our NOLs to offset our future taxable income, if any, until such NOLs are used or expire. The same is true of other unused tax attributes, such as tax credits.

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

To date, we have invested a substantial amount of time and capital to research and develop the foundations of our technology and potential applications. For us to develop any products that might ultimately be commercialized, we will have to invest further time and capital in research and product development, obtaining regulatory approval or clearance, implementing regulatory compliance standards, and market development. Pending regulatory clearance or approval of our CellFX System, we plan to commercially introduce our CellFX System in the U.S. However, we may never develop any products that can be commercialized. All of our development efforts will require substantial additional investment, which may never result in any revenue. Our efforts may not lead to approved or commercially successful products for a number of reasons, including:

•	we may not be able to complete the development of any planned products;

•	we may not be able to obtain regulatory approvals or clearances for our planned products and indications that we have studied, or the approved or cleared indications may be narrower than we seek;

•	we may experience delays in our development program, clinical trials and the regulatory approval or clearance process including as a result of COVID-19;

•	our NPS technology may not prove to be safe or effective in one or more clinical trials;

•	the actual and perceived effectiveness and reliability of our products, especially relative to alternative products may be perceived negatively;

•	the results of clinical trials relating to the use of our products may not be what we expect or desire;

•	the availability, relative cost and perceived advantages and disadvantages of alternative technologies or uses thereof may impact any future sales of our products;

•	physicians may not adopt our products, or may not adopt our products to a degree sufficient to reach profitability;

•	we may not be able to obtain, maintain, protect and enforce our intellectual property rights with respect to our products;

•	we may not be able to sustain a meaningful clinical benefit better than our competitors and alternative treatments or therapies;

•	we may not be able to achieve and maintain compliance with all regulatory requirements applicable to our products;

•	we may not be successful in educating medical professionals, including about the benefits of our products;

•	the strength of our marketing and distribution infrastructure may not be sufficient;

•	our distributors’ marketing and sales efforts in the U.S. and abroad, including our efforts to build out our sales team, may be inadequate;

•	the level of education and awareness among medical professionals concerning our products;

•	we may not develop positive reputation among physicians, clinics or patients;

•

we may not be able to continue to develop, validate and maintain a commercially viable manufacturing process that is compliant with current Good Manufacturing Practices (cGMP) and Quality Systems Regulations (QSR);

•	we may be required by the FDA or comparable non-U.S. regulatory authorities to conduct additional clinical trials for future or current indications;

•	physicians may not receive any reimbursement from third-party payers, or the level of reimbursement may be insufficient to support widespread adoption of any of our products;

•	any products that are approved or cleared by regulatory authorities may not be accepted in the marketplace by physicians or patients;

•	we may not be able to manufacture our products in commercial quantities or at an acceptable cost; and

•	rapid technological change or the appearance of a new competitive technology may make our technology and products obsolete.

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

Before a new medical device or a new intended use for, an existing device can be marketed in the U.S., a company must first submit and receive either 510(k) clearance or premarketing approval (PMA) from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA will determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The PMA pathway requires an applicant to demonstrate reasonable safety and effectiveness of the device based on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. Products that are approved through a PMA application generally need FDA approval before they can be modified. Similarly, some modifications made to products cleared through a 510(k) may require a new 510(k). Either process can be expensive, lengthy and unpredictable. For example, during February 2019, we submitted a 510(k) to the FDA seeking clearance to commercialize our CellFX System. In February 2020, we received a “not substantially equivalent” (NSE) letter from the FDA, indicating that based on the data provided, we had not demonstrated that the CellFX System is substantially equivalent to the predicate device, concluding the 510(k) review process without clearance. This failure to obtain 510(k) clearance has added significant time and expense to our regulatory clearance process (including additional expense that we will incur in preparing a new 510(k) submission), has delayed our ability to generate revenue, and has had a negative impact on our stock price. We will continue to work with the FDA in pursuit of a clearance via a new 510(k) submission. However, we may not be able to obtain the necessary clearances or approvals necessary to market our CellFX System or such approvals or clearances may be unduly delayed, which could harm our business. If the FDA rejects our new 510(k) submission, we may be required to obtain FDA approval through the de novo pathway, which will require additional time and resources, including the need to conduct more clinical studies to demonstrate safety and effectiveness of our candidate device.

The FDA may not approve or clear, or may delay approval or clearance of, our 510(k), de novo, or PMA applications on a timely basis or at all. Such delays or refusals could have a material adverse effect on our business operations and financial condition. The FDA may also change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our products under development. Any of these actions could have a material adverse effect on our business operations and financial condition.

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

Obtaining a coverage determination, whether local or national, is a time-consuming, expensive and highly uncertain proposition, especially for a new technology, and inconsistent local determinations are possible. On average, Medicare coverage determinations for medical devices and products lag behind FDA approval or clearance. The Medicare statutory framework is also subject to administrative rulings, interpretations and discretion that affect the amount and timing of reimbursement made under Medicare. Medicaid coverage determinations and reimbursement levels are determined on a state by state basis, because Medicaid, unlike Medicare, is administered by the states under a state plan filed with the Secretary of the U.S. Department of Health and Human Services (HHS). Medicaid generally reimburses at lower levels than Medicare. Moreover, Medicaid programs and private insurers are frequently influenced by Medicare coverage determinations.

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

We may never receive regulatory approval or clearance, including from the FDA, for any potential devices or products in the U.S. or in any foreign market. For example, during September 2017, we withdrew our application seeking clearance of our system for soft tissue ablation. In addition, in connection with the Pre-Market Notification 510(k) we submitted to the FDA seeking clearance to commercialize our CellFX System, in February 2020, we received a NSE letter from the FDA, indicating that based on the data provided, we had not demonstrated that the CellFX System is substantially equivalent to the predicate device, concluding the 510(k) review process without clearance. We will continue to work with the FDA in pursuit of a clearance via a new 510(k) submission.  However, we may not be able to obtain the necessary clearances or approvals necessary to market our CellFX System or such approvals or clearances may be unduly delayed, which could harm our business. We may be required to seek FDA approval through the de novo pathway for our CellFX System, which will require additional clinical data, resources and time.

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

The continuing development of our CellFX System and other products depends upon maintaining strong working relationships with physicians.

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

•

HIPAA, as amended by HITECH, and its implementing regulations, which also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the rule, such as health plans, healthcare clearinghouses and healthcare providers as well as their business associates that perform certain services for or on their behalf involving the use or disclosure of individually identifiable health information;

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

The market price of our common stock has been highly volatile, and we expect it to continue to be highly volatile for the foreseeable future in response to many risk factors listed in this section, and others beyond our control, including:

•	results of clinical trials of our planned products or those of our competitors;

•	actions by regulatory bodies, such as the FDA, that effect our business or have the effect of delaying or rejecting approval or clearance of our planned products such as the CellFX System;

•	actual or anticipated fluctuations in our financial condition and operating results;

•	announcements by our customers, partners or suppliers relating directly or indirectly to our products, services or technologies;

•	announcements of technological innovations by us or our competitors;

•	changes in laws or regulations applicable to our planned products;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments or achievement of significant milestones;

•	additions or departures of key personnel;

•	competition from existing products or new products that may emerge;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	disputes or other developments related to proprietary rights, including patents, litigation matters or our ability to obtain intellectual property protection for our technologies;

•	actual or alleged security breaches;

•	announcements or expectations of additional financing efforts;

•	sales of our common stock by us or our stockholders;

•	stock price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	reports, guidance and ratings issued by securities or industry analysts;

•	overall conditions in our industry and market including the negative impact of COVID-19 on the global economy and markets; and

•	general economic and market conditions.

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

We maintain a shelf registration statement on Form S-3 pursuant to which we may, from time to time, sell up to an aggregate of $150.0 million of our common stock, preferred stock, depositary shares, warrants, debt securities or units. We may also issue shares of common stock or securities convertible into, exchangeable or exercisable for our common stock from time to time in connection with financings, acquisitions, investments or otherwise. Any such issuances would result in dilution to some or all of our existing stockholders and could cause our stock price to fall. We may also sell shares or other securities at a price per share that is less than the price per share paid by existing investors, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders.

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

A significant percentage of our outstanding stock is held by Robert W. Duggan, Chairman of our board of directors, who beneficially owns approximately 43% of our common stock outstanding as of the date of this Quarterly Report. As a result, Mr. Duggan has significant influence over corporate actions requiring stockholder approval, including the following actions:

•	to elect or defeat the election of our directors;

•	to amend or prevent amendment of our certificate of incorporation or bylaws;

•	to effect or prevent a merger, sale of assets or other corporate transaction; and

•	to control the outcome of any other matter submitted to our stockholders for vote.

Mr. Duggan’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price. In addition, Mr. Duggan is not subject to any contractual restrictions on his ability to acquire additional shares of common stock and any such purchases, including purchases of equity securities in connection with the proposed rights offering or any alternative equity or equity-linked offering that we may conduct, could result in his acquisition of a majority of our common stock. If this were to occur, we would be considered a “controlled” company under the Nasdaq rules and would be exempt from the obligation to comply with certain Nasdaq corporate governance requirements.

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

Robert W. Duggan, is the Chairman of our board of directors, and beneficially owns approximately 43% of our common stock outstanding as of the date of this Quarterly Report. In addition, Mr. Duggan is not subject to any contractual restrictions on his ability to acquire additional shares of common stock, and any such purchases, including purchases of equity securities in connection with the proposed rights offering or any alternative equity or equity-linked offering that we may conduct, could result in his acquisition of a majority of our common stock. As a result of Robert W. Duggan’s significant ownership and position as Chairman of the board of directors, other companies may be less inclined to pursue an acquisition of us and therefore we may not have the opportunity to be acquired in a transaction that stockholders might otherwise deem favorable, including transactions in which our stockholders might realize a substantial premium for their shares. In addition, public speculation regarding Mr. Duggan, as well as our relationship with Mr. Duggan, could cause our stock price to fluctuate.

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

PULSE BIOSCIENCES, INC.

Date: May 11, 2020	By:	/s/ Sandra A. Gardiner
Sandra A. Gardiner
Chief Financial Officer, Executive Vice President of Finance and Administration, Secretary and Treasurer (Principal Financial and Accounting Officer)