Form 10-Q
period 2020-06-30
Pulse Biosciences, Inc.
filed 2020-08-10
CIK 1625101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

Form 10-Q

___________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-34899

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2020: 25,212,025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PULSE BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$37,765	$6,899
Investments	—	18,499
Prepaid expenses and other current assets	907	1,005
Total current assets	38,672	26,403
Property and equipment, net	2,591	2,566
Intangible assets, net	4,214	4,547
Goodwill	2,791	2,791
Right-of-use assets	9,749	5,114
Other assets	365	494
Total assets	$58,382	$41,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,489	$1,963
Accrued expenses	3,123	2,496
Lease liability, current	278	—
Total current liabilities	4,890	4,459

Lease liability, less current portion	11,164	6,719
Total liabilities	16,054	11,178

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized – 50,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value: authorized – 500,000 shares; issued and outstanding – 25,149 shares and 20,825 shares at June 30, 2020 and December 31, 2019, respectively	25	21
Additional paid-in capital	188,197	153,401
Accumulated other comprehensive income (loss)	—	4
Accumulated deficit	(145,894)	(122,689)
Total stockholders’ equity	42,328	30,737
Total liabilities and stockholders’ equity	$58,382	$41,915

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$—	$—	$—	$—
Operating expenses:
General and administrative	5,317	5,146	10,920	9,547
Research and development	5,870	6,337	12,051	12,179
Amortization of intangible assets	167	166	333	333
Total operating expenses	11,354	11,649	23,304	22,059
Other income:
Interest income	21	290	99	622
Total other income	21	290	99	622
Net loss	(11,333)	(11,359)	(23,205)	(21,437)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	(17)	20	(4)	23
Comprehensive loss	$(11,350)	$(11,339)	$(23,209)	$(21,414)
Net loss per share:
Basic and diluted net loss per share	$(0.53)	$(0.55)	$(1.10)	$(1.04)
Weighted average shares used to compute net loss per common share — basic and diluted	21,528	20,728	21,183	20,704

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six-Month Periods Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(23,205)	$(21,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	213	300
Amortization of intangible assets	333	333
Stock-based compensation	5,038	5,060
Net premium amortization and discount on available-for-sale securities	(1)	(291)
Loss on disposal of fixed assets	119	—
Gain on government securities	(8)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	522	(1,129)
Right-of-use assets	198	—
Other long-term assets	129	—
Accounts payable	(758)	305
Accrued expenses	393	282
Lease liabilities	(110)	—
Other assets	(424)	(2,726)
Other current and long-term liabilities	—	2,279
Net cash used in operating activities	(17,561)	(17,024)
Cash flows from investing activities:
Purchases of property and equipment	(100)	(112)
Purchases of investments	(3,006)	(55,068)
Maturities of investments	17,000	32,000
Sale of investments	4,510	—
Net cash provided by (used in) investing activities	18,404	(23,180)
Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants, net of issuance cost of $501	29,759	—
Proceeds from issuance of common stock under employee stock purchase plan	255	222
Tax payments related to shares withheld for vested restricted stock units	—	(613)
Proceeds from exercises of stock options	9	272
Net cash provided by (used in) financing activities	30,023	(119)
Net increase (decrease) in cash	30,866	(40,323)
Cash and cash equivalents at beginning of period	6,899	51,103
Cash and cash equivalents at end of period	$37,765	$10,780

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gains (losses) on available-for-sale securities	$(4)	$23
Unpaid property and equipment included in accounts payable and accrued expenses	257
Issuance costs for rights offering in accounts payable	261

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, March 31, 2020	20,869	$21	$156,291	$17	$(134,561)	$21,768
Issuance of common stock and warrants in connection with rights offering, net of issuance cost of $501	4,280	4	29,494	—	—	29,498
Stock-based compensation expense	—	—	2,412	—	—	2,412
Unrealized loss on available-for-sale securities	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	(11,333)	(11,333)
Balance, June 30, 2020	25,149	$25	$188,197	$—	$(145,894)	$42,328

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2019	20,825	$21	$153,401	$4	$(122,689)	$30,737
Issuance of shares upon exercise of stock options	1	—	9	—	—	9
Issuance of shares under employee stock purchase plan	43	—	255	—	—	255
Issuance of common stock and warrants in connection with rights offering, net of issuance cost of $501	4,280	4	29,494	—	—	29,498
Stock-based compensation expense	—	—	5,038	—	—	5,038
Unrealized loss on available-for-sale securities	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(23,205)	(23,205)
Balance, June 30, 2020	25,149	$25	$188,197	$—	$(145,894)	$42,328

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, March 31, 2019	20,710	$21	$144,887	$2	$(85,796)	$59,114
Issuance of shares upon exercise of stock options	58	—	—	—	—	—
Stock-based compensation expense	—	—	2,699	—	—	2,699
Tax payments related to shares withheld for vested restricted stock units	—	—	(613)	—	—	(613)
Unrealized gain on available-for-sale securities	—	—	—	20	—	20
Net loss	—	—	—	—	(11,359)	(11,359)
Balance, June 30, 2019	20,768	$21	$146,973	$22	$(97,155)	$49,861

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2018	20,593	$21	$142,032	$(1)	$(75,718)	$66,334
Issuance of shares upon exercise of stock options	99	—	272	—	—	272
Issuance of shares under employee stock purchase plan	18	—	222	—	—	222
Issuance of shares upon vesting of restricted stock units	58	—	—	—	—	—
Stock-based compensation expense	—	—	5,060	—	—	5,060
Tax payments related to shares withheld for vested restricted stock unit	—	—	(613)	—	—	(613)
Unrealized gain on available-for-sale securities	—	—	—	23	—	23
Net loss	—	—	—	—	(21,437)	(21,437)
Balance, June 30, 2019	20,768	$21	$146,973	$22	$(97,155)	$49,861

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

The Company was incorporated in Nevada on May 19, 2014. On June 18, 2018, the Company reincorporated from the State of Nevada to the State of Delaware. The Company’s headquarters and manufacturing and research facility is located in Hayward, California.

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

2. Summary of Significant Accounting Policies

COVID-19 Pandemic

The Company is subject to risks and uncertainties as a result of the novel coronavirus pandemic (COVID-19). The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict, as the response to the pandemic is in its incipient stages and information is rapidly evolving. The Company considered the impact of COVID-19 on the assumptions and estimates used to determine the results reported and asset valuations as of June 30, 2020.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the Company’s December 31, 2019 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The condensed consolidated financial statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (SEC) and, as permitted by such rules and regulations, omit certain information and footnote disclosures necessary to present the financial statements in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The condensed consolidated balance sheet as of December 31, 2019 was derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three-month and six-month periods ended June 30, 2020 are not necessarily indicative of the results to be expected for the entire year or any future periods.

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the six-month period ended June 30, 2020, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

The following outstanding stock options, warrants and restricted stock units were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Six-Month Periods Ended
	June 30,
	2020	2019
Common stock warrants	809,418	213,485
Common stock options	5,216,500	3,172,303
Restricted stock units	34,402	111,305
Total	6,060,320	3,497,093

 Recent Accounting Pronouncement

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the general principles in Accounting Standards Codification (ASC) 740 and makes amendments to other areas with the intention of simplifying various aspects related to accounting for income taxes. The new standard is effective for fiscal years beginning after December 15, 2020, including interim periods therein; with early adoption permitted. The Company is currently evaluating the impact that the standard will have on its financial statements and related disclosures; and does not expect the adoption to have a material impact on the Company’s financial statements.

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

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis as of June 30, 2020 and December 31, 2019, respectively (in thousands):

		June 30, 2020				December 31, 2019
Assets	Classification	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$30,001	$—	$—	$30,001	$6,429	$—	$—	$6,429
U.S. Treasury Securities	Investments	—	—	—	—	—	18,499	—	18,499
Total assets measured at fair value		$30,001	$—	$—	$30,001	$6,429	$18,499	$—	$24,928

The Company did not have any financial liabilities measured on a recurring basis as of June 30, 2020 or December 31, 2019.

During the six-month period ended June 30, 2020, there were no transfers between Level 1, Level 2 or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Leasehold improvements	$2,482	$2,248
Laboratory equipment	792	677
Furniture, fixtures, and equipment	789	466
Software	117	118
Construction in progress	110	543
	4,290	4,052
Less: Accumulated depreciation	(1,699)	(1,486)
	$2,591	$2,566

Depreciation expense was $0.1 million for the three-month periods ended June 30, 2020 and 2019, respectively. Depreciation expense was $0.2 million and $0.3 million for the six-month periods ended June 30, 2020 and 2019, respectively.

Intangible Assets, Net

Intangible assets primarily consist of acquired licenses to utilize certain patents, know-how and technology relating to the Company’s NPS technology for biomedical applications acquired from Old Dominion University Research Foundation (ODURF), Eastern Virginia Medical School, and the University of Southern California. In addition, the Company entered into a Sponsored Research Agreement with Old Dominion University’s Frank Reidy Research Center for Bioelectrics, which includes certain intellectual property rights arising from the research. The Company is amortizing the intangible assets over an estimated useful life of 12 years.

Intangible assets, net consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Acquired patents and licenses	$7,985	$7,985
Less: Accumulated amortization	(3,771)	(3,438)
	$4,214	$4,547

A schedule of the amortization of intangible assets for the remainder of 2020 and the succeeding five fiscal years and thereafter is as follows (in thousands):

Year Ending December 31:
2020 (remaining 6 months)	$332
2021	665
2022	665
2023	665
2024	665
2025	665
Thereafter	557
$4,214

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Compensation expense	$1,917	$1,699
Accrued clinical	282	262
Professional fees	62	51
Property and equipment	234	234
Other	628	250
	$3,123	$2,496

5. Goodwill

In 2014, the Company acquired three companies (the acquisitions) for aggregate consideration of $5.5 million. In accordance with ASC Topic 805, Business Combinations, the Company recorded goodwill of $2.8 million in connection with the acquisitions as the consideration paid exceeded the fair value of the net tangible assets and the intangible assets acquired.

The Company reviews goodwill for impairment at least annually or whenever changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Based on the Company’s annual impairment test as of December 31, 2019 the Company determined that no impairment of goodwill existed and was not aware of any indicators of impairment at such date. In addition, there were no indicators of impairment at June 30, 2020.

6. Stockholders’ Equity and Stock-Based Compensation

Rights Offering

On May 14, 2020, the Company issued non-transferable subscription rights to purchase up to $30 million units, each unit consisting of one share of the Company’s common stock and 0.15 warrants to purchase shares of common stock (the Units) at a price of $7.01 per Unit (the Rights Offering). Stockholders of record as of May 14, 2020 were issued one subscription right for each share of common stock then outstanding. Each right entitled the holder to purchase 0.20506537 Units and expired with no value if not exercised prior to 5:00 p.m. Eastern Time on June 8, 2020 (the Expiration Date). The common stock and warrants comprising the units separated upon the closing of the rights offering and were issued separately.

Stockholders who exercised their rights in full were also permitted an over-subscription right to purchase additional shares of common stock that remained unsubscribed on the Expiration Date of the Rights Offering, subject to the availability of shares and a pro rata allocation of shares among persons exercising their oversubscription right.

A total of 4,279,600 shares of common stock and 641,571 warrants were issued and sold in the Rights Offering for net proceeds of approximately $29.5 million. Each warrant is exercisable for one share of the Company’s common stock at an exercise price equal to $7.01, the subscription price for the Units. The warrants are exercisable immediately and expire on the fifth anniversary of the completion of the Rights Offering, or June 16, 2025. The warrants are subject to redemption by the Company for $0.01 per warrant, with not less than 30 days written notice, if the volume weighted average price of our common stock equals or exceeds 200% of the exercise price for the warrants for 10 consecutive trading days, provided that the Company may not redeem the warrants prior to December 16, 2020, six months after the issuance date.

Robert W. Duggan, the Company’s Chairman of the Board of Directors and the beneficial owner of approximately 43% of the Company’s outstanding common stock prior to the Rights Offering, participated in the Rights Offering and purchased an aggregate of 2,561,873 Units. After giving effect to the rights offering, Mr. Duggan is the beneficial owner of approximately 47% of the Company’s outstanding common stock as of June 30, 2020.

Common Stock Warrants

In connection with a private placement in 2014 of the Company’s common stock, par value $0.001 per share, the Company issued warrants as compensation to the placement agent to purchase a total of 299,625 shares of its common stock at a price of $2.67 per share (the Private Placement Warrants). The Private Placement Warrants are exercisable for period of seven years from issuance. As of June 30, 2020, there were a total of 46,238 of Private Placement Warrants outstanding. In connection with the closing of the Company’s initial public offering in 2016, the Company issued warrants as compensation to its underwriters, to purchase a total of 574,985 shares of its common stock at a price of $5.00 per share (the IPO Warrants). The IPO Warrants are exercisable for a period of five years from issuance. As of June 30, 2020, there were a total of 121,609 of the IPO Warrants outstanding. All 641,571 warrants issued in connection with the Rights Offering were outstanding as of June 30, 2020.

Equity Plans

2017 Equity Incentive Plan and 2017 Inducement Equity Incentive Plan

The Board of Directors of the Company (the Board) previously adopted, and the Company’s stockholders approved, the Company’s 2017 Equity Incentive Plan (the 2017 Plan).

The 2017 Plan has a 10-year term, and provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and performance shares to employees, directors and consultants of the Company and any parent or subsidiary of the Company, as the Compensation Committee of the Board may determine. Subject to an annual evergreen increase and adjustment in the case of certain capitalization events, the Company initially reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to awards under the 2017 Plan. In addition, shares remaining available under the Company’s 2015 Equity Incentive Plan, as amended (the 2015 Plan), and shares reserved but not issued pursuant to outstanding equity awards that expire or terminate without being exercised or that are forfeited or repurchased by the Company will be added to the shares of common stock available for issuance under the 2017 Plan. The 2017 Plan is administered by the Board’s Compensation Committee. Effective January 1, 2020, the Company’s Board authorized an increase in the number of shares of common stock available under the 2017 Plan increased by 833,018 shares pursuant to the evergreen provision of the 2017 Plan. Pursuant to the 2017 Plan, the 2019 share increase is determined based on the least of (i) 1,200,000 shares, (ii) 4% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. As of June 30, 2020, 359,658 shares of common stock remained available for issuance under the

2017 Plan.

During November 2017, the Board adopted the 2017 Inducement Equity Incentive Plan (the Inducement Plan) and reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan was adopted without stockholder approval.

The Inducement Plan has a 10-year term, and provides for the grant of equity-based awards, including nonstatutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares and performance units, and its terms are substantially similar to the 2017 Plan, including with respect to treatment of equity awards in the event of a “merger” or “change in control” as defined under the Inducement Plan. Options issued under the Inducement Plan may have a term up to ten years and have variable vesting provisions. New hire grants generally vest 25% annual starting upon the first anniversary of the grant. Equity-based awards issued under the Inducement Plan are only issuable to individuals not previously engaged as employees or non-employee directors of the Company prior to the Inducement Plan’s adoption date. As of June 30, 2020, 79,471 shares of common stock remained available for issuance under the Inducement Plan.

Certain stock options awarded to the Company’s executives and other key employees contain performance conditions related to certain financial measures and achievements of strategic/operational milestones (performance options). As of June 30, 2020, not all of the performance conditions are probable to be achieved. Compensation expense has only been recognized for those conditions that are assumed to be probable.

2017 Employee Stock Purchase Plan

The Board previously adopted and the stockholders approved the Company’s 2017 Employee Stock Purchase Plan (the 2017 ESPP).

The 2017 ESPP is a broad-based plan that provides employees of the Company and its designated affiliates with the opportunity to become stockholders through periodic payroll deductions that are applied towards the purchase of Company common shares at a discount from the then-current market price. Subject to adjustment in the case of certain capitalization events, a total of 250,000 common shares of the Company were available for purchase at adoption of the 2017 ESPP. Pursuant to the 2017 ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 450,000 shares, (ii) 1.5% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. During January 2019, the Board determined not to increase the number of shares of common stock available under the 2017 ESPP pursuant to the evergreen provision of the 2017 ESPP During the six-month period ended June 30, 2020, the Company issued 43,224 shares of common stock under the 2017 ESPP. As of June 30, 2020, 396,971 shares of common stock remained available for issuance under the 2017 ESPP.

A summary of stock option activity under the 2015 Plan, 2017 Plan and Inducement Plan for the six-months ended

June 30, 2020 is presented below:

	Stock Options Outstanding
		Weighted
	Number	average
	of shares	exercise price
Balances — December 31, 2019	3,749,186	$16.18
Options granted	1,823,810
Options exercised	(750)
Options canceled	(309,190)
Options expired	(46,556)
Balances — June 30, 2020	5,216,500	$14.20
Exercisable — June 30, 2020	2,468,093	$16.58

Stock-based Compensation

Total stock-based compensation expense consisted of the following (in thousands):

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2020	2019	2020	2019
General and administrative	$1,515	$1,660	$3,264	$3,145
Research and development	897	1,039	1,774	1,915
Total stock-based compensation expense	$2,412	$2,699	$5,038	$5,060

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

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2020	2019	2020	2019
Expected term in years	5.3 - 6.1	5.3 - 6.1	5.3 - 6.1	0.4 - 6.1
Expected volatility	70%	70%	70%	70%
Risk-free interest rate	0.4 – 0.5%	1.9 - 2.4%	0.4 – 0.5%	1.9 - 2.6%
Dividend yield	—	—	—	—

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

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2020	2019	2020	2019
Expected term in years	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Expected volatility	70%	70%	70%	70%
Risk-free interest rate	0.9 – 1.0%	2.5 - 2.6%	0.9 – 1.0%	2.5 - 2.6%
Dividend yield	—	—	—	—

7. Research Grants and Agreements

Sponsored Research Agreement

The Company may annually sponsor research activities (SRAs) performed by Old Dominion University’s Frank Reidy Center (ODURF). ODURF is compensated by the Company for its conduct of each study in accordance with the budget and payment terms set forth in the applicable task order. During the year ended December 31, 2019, the Company agreed to sponsor $0.8 million in research during the subsequent 12-month period funded through monthly payments made upon ODURF certifying, to the Company’s reasonable satisfaction, that ODURF has met its obligations pursuant to the specified task order and statement of work. The principal investigator may transfer funds with the budget as needed without the Company’s approval so long as the obligations of ODURF under the task order and statement of work remain unchanged and unimpaired. As of June 30, 2020, approximately $156,000 remained payable under this agreement.

During the three-month periods ended June 30, 2020 and 2019, the Company paid and incurred costs relating to the SRAs equal to $0.2 million and $0.3 million, respectively; and $0.4 million and $0.5 million during the six-month periods ended June 30, 2020 and 2019, respectively.

8. Commitments and Contingencies

Operating Leases

During January 2017, the Company entered into a five-year lease (the Existing Lease) for approximately 15,700 square feet for its corporate headquarters located in Hayward, California (the Existing Premises). The lease commenced during July 2017.

During May 2019, the Company entered into Lease Amendment 1 (the Amendment) in relation to the Existing Lease and added the lease of new premises of approximately 34,600 square feet (the Expansion Premises); additionally, the term of the Existing Lease was extended to October 2029.

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

During May 2020, the Company took possession and commenced the final lease component of the Expansion Premises, which was originally anticipated begin occupied in April 2020. Taking possession of the Expansion Premises resulted in a change in payments for the entire lease. Accordingly, the lease components were remeasured as of the commencement date of the final lease component, and a corresponding ROU asset lease liability was recorded. As of May 2020, all components under the Amendment are in use and will be co-terminous until October 2029.

Information related to the Company’s ROU assets and related lease liabilities were as follows (in thousands except for remaining lease term and discount rate):

Year Ending December 31:
2020 (remaining 6 months)	$653
2021	1,643
2022	1,806
2023	1,845
2024	1,910
2025	1,977
Thereafter	8,237
Total lease payments	18,071
Less imputed interest	(6,629)
Total lease liabilities	$11,442

Other supplemental information:
Cash paid for operating lease liabilities	$392
Operating lease liabilities arising from ROU assets	4,833

Current operating lease liabilities	278
Non-current operating lease liabilities	11,164
Total lease liabilities	$11,442

Weighted average remaining lease term	9.34
Weighted average discount rate	10%

Rent expense, including common area maintenance charges, was $0.5 million and $65,000 during the three-month periods ended June 30, 2020 and 2019, respectively; and was approximately $0.7 million and $0.1 million during the six-month periods ended June 30, 2020 and 2019, respectively.

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

9.   Related Party Transactions

Kenneth A. Clark, a director of the Company since November 2017, is a member of the law firm of Wilson Sonsini Goodrich and Rosati (WSGR), which also serves as the outside corporate counsel to the Company. During the three and six-month periods ended June 30, 2020, the Company incurred expenses reported in general and administrative in the consolidated statement of operations for legal services rendered by WSGR totaling approximately $0.4 million and $0.5 million, respectively. Additionally, in June 2020, the Company incurred approximately $0.4 million of legal expenses in connection with the rights offering which was offset against the gross proceeds (Note 6). During the three and six-month periods ended June 30, 2019, the Company incurred expenses for legal services rendered by WSGR totaling approximately $0.1 million and $0.2 million, respectively.

During June 2020, the Company completed a rights offering pursuant to which it sold an aggregate of 4,279,000 shares of its common stock, par value $0.001 per share, and 641,571 warrants at a price per share of $7.01, for net proceeds of $29.5 million. At the time of transaction, Robert W. Duggan, the Company’s Chairman of the Board of Directors was the beneficial owner of approximately 43% of the Company’s then outstanding common stock prior to the rights offering. After giving effect to the rights offering, Mr. Duggan was the beneficial owner of approximately 47% of the Company’s outstanding stock as of June 30, 2020.

The Company determined not to renew its director and officer liability insurance policies due to disproportionately high premiums quoted by insurance companies. Instead, Robert W. Duggan and the Company entered into a letter agreement, dated May 12, 2020 (the Letter Agreement), pursuant to which Mr. Duggan agreed with the Company to personally provide indemnity coverage on substantially the same terms as the Company’s prior coverage program for a one-year period, and has deposited $30 million of cash as security for such obligations.

The Company will pay a fee of $2.5 million to Mr. Duggan that shall be due on May 13, 2021, the last day of the one-year period, in consideration of the obligations set forth in the Letter Agreement. The other members of the Board are third-party beneficiaries under the Agreement. As of June 30, 2020 the amount owed to Mr. Duggan under the Letter Agreement was $0.3 million, recorded in the balance sheet under Accrued Liabilities.

10.   Subsequent Events

On August 6, 2020, the Board of Directors increased the size of the Board by one and elected Richard van den Broek to fill the resulting vacancy on the Board, effective immediately. Mr. van den Broek will serve until his term expires at the annual meeting of stockholders to be held in 2021 and until his successor is elected and qualified or until his earlier death, resignation or removal. In addition, the Board appointed Mr. van den Broek to serve on the Audit Committee and the Compensation Committee of the Company. In the case of the Audit Committee, Mr. van den Broek will serve in place of Mitchell Levinson.

Mr. van den Broek, 54, currently serves as managing partner of HSMR Advisors, LLC, a position he has held since February 2004, and as a director of PhaseBio Pharmaceuticals, Inc. since February 2019. He previously served on the boards of directors of Pharmacyclics, Inc. from December 2009 to April 2015, Response Genetics, Inc. from December 2010 to September 2015, Special Diversified Opportunities, Inc. from March 2008 to October 2015 and Celldex Therapeutics, Inc. from December 2014 to December 2016. Mr. van den Broek received an A.B. from Harvard University and is a Chartered Financial Analyst. Mr. van den Broek has extensive experience in the biotechnology sector and deep understanding of the global pharmaceutical market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included in this Quarterly Report and those in our Annual Report on Form 10-K.

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements related to our expected business, new product introductions, results of clinical studies, expectations regarding regulatory clearance and the timing of FDA or non-US filings or approvals including meetings with FDA or non-US regulatory bodies, procedures and procedure adoption, future results of operations, future financial position, our ability to generate revenues, the anticipated mix of our revenues between procedure and system revenues, our financing plans and future capital requirements, anticipated costs of revenue, anticipated expenses, the effect of recent accounting pronouncements, our investments, anticipated cash flows, our ability to finance operations from cash flows and similar matters, the impact of the recent COVID-19 coronavirus pandemic and related public health measures on our business, and statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we intend to operate and our beliefs and assumptions regarding these economies and markets. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. You should read the “Risk Factors” section of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We do not assume any obligation to update any forward-looking statements.

Pulse Biosciences, CellFX, Nano-Pulse Stimulation, and NPS and the stylized logos are trademarks or registered trademarks of the Company in the United States and other countries.

Overview

We are a novel bioelectric medicine company committed to health innovation that improves and potentially extends the lives of patients. We are initially pursuing regulatory clearances in the United States, the European Union, and Canada to market our first product, our proprietary CellFX System. The CellFX System utilizes its patented Nano-Pulse Stimulation (NPS) technology to treat a variety of applications for which an optimal solution remains unfulfilled. NPS is a proprietary technology that delivers nanosecond duration pulses of electrical energy to non-thermally clear targeted cells while sparing adjacent non-cellular tissue. The cell-specific effects of NPS technology have been validated in a series of completed and ongoing clinical studies.

We intend to submit a 510(k) to the US Food and Drug Administration (FDA) for a general dermatologic indication clearance for our CellFX System. This submission will rely in part on data from a preclinical study currently being conducted under Good Laboratory Practices (GLP) and was discussed with the FDA during a Pre-Submission meeting in May 2020. We expect to submit this 510(k) upon completion of the GLP study in the next 60 to 90 days.

Following the general dermatologic indication, we plan to pursue specific indications for the CellFX System, starting with an indication for the treatment of sebaceous hyperplasia. This will require an additional 510(k) submission and will be based on a comparative clinical study. A formal Pre-Submission meeting with the FDA was held in early August 2020 to discuss the proposed study design. Based on the outcome of this meeting, we anticipate submitting an Investigational Device Exemption (IDE) to the FDA in the third quarter of 2020, and to start the required study in the fourth quarter of 2020.

We have submitted the technical file for the CellFX System to our European notified body and will continue to work with the notified body in pursuit of the CE mark, a requirement to commercialize the CellFX System in the European Union. Our notified body has started the technical file review process and we are seeking to receive a CE mark for our CellFX System in the first quarter of 2021. We also expect to submit for a Health Canada license for the distribution of our CellFX System in Canada late in the fourth quarter of 2020, and are seeking to receive this license in the first half of 2021.

Plan of Operation

We plan to establish ourselves as a medical therapy company with a local, non-thermal, and drug-free treatment platform that initiates cell death in targeted tissue by a process of cell signaling and also induces an adaptive immune response to the targeted tissue. In order to accomplish this, we plan to:

•Improve our technology by continuing our research and product development efforts. We expect to develop interchangeable tissue applicators to target different tissue types that will leverage the novel characteristics of our technology platform.

•Further explore and understand the benefits of NPS technology platform with the objectives of broadening the currently planned cosmetic and therapeutic applications and identifying new applications. We anticipate that results of our clinical studies will enable us to recognize certain unmet medical needs that may be addressed by our technology.

•Continue to protect and expand our intellectual property portfolio with respect to NPS technology, which we expect will increase our ability to deter competitors and position our company for favorable licensing and partnering opportunities.

•Partner with medical or biomedical device companies for certain applications which we anticipate may accelerate product development and acceptance into target market areas and allow us to gain the sales and marketing advantages of the distribution infrastructure.

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

Results of Operations

Comparison of the three-month periods ended June 30, 2020 and 2019

Our condensed consolidated statements of operations as discussed herein are presented below:

	Three-Month Periods Ended
	June 30,
(in thousands)	2020	2019	$ Change
Revenue	$—	$—	$—
Operating expenses:
General and administrative	5,317	5,146	171
Research and development	5,870	6,337	(467)
Amortization of intangible assets	167	166	1
Total operating expenses	11,354	11,649	(295)
Other income:
Interest income	21	290	(269)
Total other income	21	290	(269)
Net loss	$(11,333)	$(11,359)	$26

General and Administrative

General and administrative expenses consist of compensation and related expenses for executives, finance, legal, human resources, information technology and administrative personnel, professional fees, patent fees and costs, insurance costs and other general corporate expenses. General and administrative expenses increased by $0.2 million to $5.3 million for the three-month period ended June 30, 2020, from $5.1 million during the same period in 2019 primarily due to $0.6 million of increased compensation costs and $0.2 million of increased professional service expenses. These increases were partially offset by a reduction of $0.6 million in consulting and outside service costs. Compensation costs increased primarily due to growth in headcount and professional service expenses increased primarily due to general corporate legal costs. Consulting and outside service costs decreased primarily due to reduced marketing-related activities.

Research and Development

Research and development expenses consist of compensation and related expenses for research and development personnel, clinical trials and consulting costs related to the design, development and enhancement of our potential future products, prototype material and devices. Research and development expenses decreased by $0.5 million to $5.9 million for the three-month period ended June 30, 2020, from $6.3 million during the same period in 2019 primarily due to reductions in clinical trial costs of $0.7 million and a reduction of $0.2 million in prototype material and devices. These reductions were partially offset by an increase of $0.3 million in consulting and outside service costs and $0.2 million in facilities-related expenses. Clinical trial expenses decreased due to the timing and stage of active studies. The reduction in prototype material and devices is primarily related to the initial CellFX builds in 2019. Facility-related expenses increased primarily due to the expansion of leased premises and employee-related expenses.

Interest Income

Interest income decreased by $0.3 million to $21,000 for the three-month period ended June 30, 2020, from $0.3 million during the same period in 2019 due to lower cash, cash equivalents and investment balances.

Comparison of the six-month periods ended June 30, 2020 and 2019

Our condensed consolidated statements of operations as discussed herein are presented below:

	Six-Month Periods Ended
	June 30,
(in thousands)	2020	2019	$ Change
Revenue	$—	$—	$—
Operating expenses:
General and administrative	10,920	9,547	1,373
Research and development	12,051	12,179	(128)
Amortization of intangible assets	333	333	—
Total operating expenses	23,304	22,059	1,245
Other income:
Interest income	99	622	(523)
Total other income	99	622	(523)
Net loss	$(23,205)	$(21,437)	$(1,768)

General and Administrative

General and administrative expenses consist of compensation and related expenses for executives, finance, legal, human resources, information technology and administrative personnel, professional services, patent fees and costs, insurance costs and other general corporate expenses. General and administrative expenses increased by $1.4 million to $10.9 million for the six-month period ended June 30, 2020, from $9.5 million during the same period in 2019. This increase was primarily due to $1.5 million of increased compensation costs and $0.3 million of increased professional service expenses, partially offset by $0.6 million of decreased consulting and outside service costs. Compensation costs increased primarily due to growth in headcount from 2019 to 2020, and professional services expenses increased primarily due to business insurance and legal costs associated with general corporate matters. Consulting and outside service costs decreased primarily due to reduced marketing-related expenses.

Research and Development

Research and development expenses consist of compensation and related expenses for research and development personnel, clinical trials and consulting costs related to the design, development and enhancement of our potential future products, prototypes material and devices. Research and development expenses decreased by $0.1 million to $12.1 million for the six-month period ended June 30, 2020, compared to $12.2 million during the same period in 2019. This decrease was primarily due to a reduction of $0.8 million in clinical trial costs and $0.4 million in prototype material and devices, offset by increases of $0.4 million in employee-related expenses, $0.3 million in consulting and outside service costs and $0.5 million in facilities-related expenses. Clinical trial expenses decreased due to the timing and stage of active studies. The reduction in prototype material and devices is primarily related to the initial CellFX builds in 2019. Facility-related expenses increased primarily due to the expansion of leased premises and employee-related expenses increased primarily due to growth in headcount.

Interest Income

Interest income decreased by $0.5 million to $0.1 million for the six-month period ended June 30, 2020, from $0.6 million during the same period in 2019 due to lower cash, cash equivalents and investment balances.

Liquidity and Capital Resources

To date, we have not generated any revenues from product sales. Since inception, we have funded our business primarily through the issuance of equity securities. Over the next few years, we intend to invest in research and development to develop commercially viable products and to assess the feasibility of potential future products.

During June 2020, we completed a rights offering pursuant to which we sold an aggregate of 4,279,600 shares of our common stock, par value $0.001 per share, and 641,571 warrants, for net proceeds of $29.5 million.

Our condensed consolidated statements of cash flows as discussed herein are presented below:

	Six-Month Periods Ended
	June 30,
(in thousands)	2020	2019
Net cash used in operating activities	$(17,561)	$(17,024)
Net cash provided by (used in) investing activities	18,404	(23,180)
Net cash provided by (used in) financing activities	30,023	(119)
Net increase (decrease) in cash	30,866	(40,323)

At June 30, 2020, we had cash, cash equivalents and investments of $37.8 million. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements for at least the next twelve months from the filing date of this Quarterly Report; however, we plan to raise additional capital in the future.

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

During the six-month period ended June 30, 2020, we used cash of $17.6 million in operating activities. The difference between cash used in operating activities and net loss consisted primarily of stock-based compensation, depreciation and amortization, and decreases in prepaid expenses and other current assets.

During the six-month period ended June 30, 2019, we used cash of $17.0 million in operating activities. The difference between cash used in operating activities and net loss consisted primarily of stock-based compensation, depreciation and amortization, and increases in accounts payable, accrued and other liabilities, partially offset by increased prepaid expenses and other current assets.

Investing Activities

Our investing activities consist primarily of investment purchases, sales and maturities and capital expenditures.

During the six-month period ended June 30, 2020, $18.4 million of cash provided by investing activities was primarily a result of $17.0 million of cash proceeds from the maturities of investments and $4.5 million of cash proceeds from the sale of investments, partially offset by the purchase of available-for-sale securities of $3.0 million.

During the six-month period ended June 30, 2019, $23.2 million of cash used in investing activities was from the sale of investments of $55.1 million offset by $32.0 million of cash proceeds from the maturities of investments.

Financing Activities

During the six-month period ended June 30, 2020, cash provided from financing activities was $30.0 million, primarily due to cash received from our rights offering, stock option exercises and the sale of stock under our employee stock purchase plan.

During the six-month period ended June 30, 2019, cash used in financing activities was $0.1 million primarily due to $0.5 million of cash received from stock option exercises and the sale of stock under our employee stock purchase plan, offset by $0.6 million tax payments related to shares withheld for vested restricted stock units.

Contractual Obligations

There have been no material changes outside the ordinary course of our business to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

At June 30, 2020, we did not have any transactions, obligations or relationships that constitute off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. No liability associated with such indemnification agreements has been recorded as of June 30, 2020.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act, as amended, that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

We will need to raise additional capital in order to continue to execute our business plan. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to us. If we are unable to raise sufficient additional funds, we will have to scale back our operations. The ongoing COVID-19 pandemic and resulting negative impact on the global macroeconomic environment and capital markets may make it more difficult for us to raise additional funds.

We cannot give any assurance that we will be able to obtain all the necessary funding that we may need. In addition, we believe that we will require additional capital in the future to fully develop our technologies and planned products to commercial launch. We have pursued and may pursue additional funding through various financing sources, including the private sale of our equity and debt securities, licensing fees for our technology, joint ventures with capital partners and project type financing. If we raise funds by issuing equity or equity-linked securities, dilution to some or all our stockholders will result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. We also may seek government-based financing, such as development and research grants. There can be no assurance that funds will be available on commercially reasonable terms, if at all.

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

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control and may be difficult to predict, including:

•the timing and cost of, and level of investment in, research, development and commercialization activities relating to our product candidates, which may change from time to time;

•the timing of receipt of approvals or clearances for our product candidates from regulatory authorities in the United States (U.S.) or internationally;

•the timing and status of enrollment for our clinical trials;

•coverage and reimbursement policies with respect to our product candidates, if approved or cleared, including the degree to which treatments using our products are covered and receive adequate reimbursement from third-party payors, and potential future drugs or devices that compete with our product candidates;

•the cost of manufacturing our product candidates, as well as building out our supply chain, which may vary depending on the quantity of production and the terms of our agreements with manufacturers;

•expenditures that we may incur to acquire, develop or commercialize additional product candidates and technologies;

•the level of demand for our products, if approved or cleared, which may vary significantly over time;

•litigation, including patent, employment, securities class action, stockholder derivative, general commercial and other lawsuits;

•future accounting pronouncements or changes in our accounting policies; and

•the timing and success or failure of nonclinical studies and clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners.

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

The medical technology, medical device, biotechnology and pharmaceutical industries are characterized by intense and dynamic competition to develop new technologies and proprietary therapies. We face competition from a number of sources, such as pharmaceutical companies, medical device companies, generic drug companies, biotechnology companies and academic and research institutions. We may find ourselves in competition with companies that have competitive advantages over us, such as:

•significantly greater name recognition;

•established relations with healthcare professionals, customers and third-party payers;

•greater efficacy or better safety profiles;

•established distribution networks;

•additional lines of products, and the ability to offer rebates, higher discounts or incentives to gain a competitive advantage;

•greater experience in obtaining patents and regulatory approvals for product candidates and other resources;

•greater experience in conducting research and development, manufacturing, clinical trials, obtaining regulatory approval for products, and marketing approved products; and

•greater financial and human resources for product development, sales and marketing, and patent litigation.

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

Our business may be adversely affected by health epidemics including the coronavirus outbreak.

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

We face an inherent risk of product liability exposure related to the future sale of planned products and the use of planned products in human clinical studies. For example, we may be sued if any of our product candidates, including any that are developed in combination therapies, allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. We may also be subject to liability for a misunderstanding of, or inappropriate reliance upon, the information we provide. If we cannot successfully defend ourselves against claims that our planned products caused injuries, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•decreased demand for any planned products that we may develop;

•injury to our reputation and significant negative media attention;

•withdrawal of patients from clinical studies or cancellation of studies;

•significant costs to defend the related litigation and distraction to our management team;

•substantial monetary awards to patients;

•loss of revenue; and

•the inability to commercialize any products that we may develop.

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

We have incurred net losses since our inception and anticipate that we may continue to incur significant losses for the foreseeable future. If not utilized, some of our federal and state net operating losses (NOL) carryforwards will begin to expire in various years beginning after 2034. Under the Internal Revenue Code of 1986, as amended, or the Code, and certain similar state tax provisions, we are generally allowed to carry forward our NOLs from a prior taxable year to offset our future taxable income, if any, until such NOLs are used or expire, subject to certain limitations. The same is true of other unused tax attributes, such as tax credits.

In addition, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We believe that we have had one or more ownership changes, and, as a result, a portion of our existing NOLs may be subject to limitation. Future changes in our stock ownership could result in additional limitations. We may not be able to utilize a material portion of our NOLs even if we attain profitability.

Further, in December 2017, the Tax Cuts and Jobs Act (TCJA) was enacted into law and later modified by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). The primary impacts to us include a decrease of the corporate income tax rate and changes to certain limitations on the use of our federal NOLs. We are assessing the TCJA, as modified by the CARES Act, with professional advisers, and believe that the impact of the TCJA, as modified by the CARES Act, on our business may not be fully known for some time, and until such analysis is complete, the full impact of the new tax law on us in future periods is uncertain, and no assurances can be made by us on any potential impacts. Additionally, California recently enacted legislation limiting our ability to use our state NOLs for taxable years 2020, 2021, and 2022.

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

To date, we have invested a substantial amount of time and capital to research and develop the foundations of our technology and potential applications. For us to develop any products that might ultimately be commercialized, we will have to invest further time and capital in research and product development, obtaining regulatory approval or clearance, implementing regulatory compliance standards, and market development. Pending regulatory clearance or approval of our CellFX System, we plan to commercially introduce our CellFX System in the U.S. However, we may never develop any products that can be commercialized. All of our development efforts will require substantial additional investment, which may never result in any revenue. Our efforts may not lead to approved or commercially successful products for a number of reasons, including:

•we may not be able to complete the development of any planned products;

•we may not be able to obtain regulatory approvals or clearances for our planned products and indications that we have studied, or the approved or cleared indications may be narrower than we seek;

•we may experience delays in our development program, clinical trials and the regulatory approval or clearance process including as a result of COVID-19;

•our NPS technology may not prove to be safe or effective in one or more clinical trials;

•the actual and perceived effectiveness and reliability of our products, especially relative to alternative products may be perceived negatively;

•the results of clinical trials relating to the use of our products may not be what we expect or desire;

•the availability, relative cost and perceived advantages and disadvantages of alternative technologies or uses thereof may impact any future sales of our products;

•physicians may not adopt our products, or may not adopt our products to a degree sufficient to reach profitability;

•we may not be able to obtain, maintain, protect and enforce our intellectual property rights with respect to our products;

•we may not be able to sustain a meaningful clinical benefit better than our competitors and alternative treatments or therapies;

•we may not be able to achieve and maintain compliance with all regulatory requirements applicable to our products;

•we may not be successful in educating medical professionals, including about the benefits of our products;

•the strength of our marketing and distribution infrastructure may not be sufficient;

•our distributors’ marketing and sales efforts in the U.S. and abroad, including our efforts to build out our sales team, may be inadequate;

•the level of education and awareness among medical professionals concerning our products;

•we may not develop positive reputation among physicians, clinics or patients;

•we may not be able to continue to develop, validate and maintain a commercially viable manufacturing process that is compliant with current Good Manufacturing Practices (cGMP) and Quality Systems Regulations (QSR);

•we may be required by the FDA or comparable non-U.S. regulatory authorities to conduct additional clinical trials for future or current indications;

•physicians may not receive any reimbursement from third-party payers, or the level of reimbursement may be insufficient to support widespread adoption of any of our products;

•any products that are approved or cleared by regulatory authorities may not be accepted in the marketplace by physicians or patients;

•we may not be able to manufacture our products in commercial quantities or at an acceptable cost; and

•rapid technological change or the appearance of a new competitive technology may make our technology and products obsolete.

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

Our product candidates under development are medical devices that are subject to extensive regulation by FDA in the U.S. and by regulatory agencies in other countries where we plan to do business. Government regulations specific to medical devices are wide-ranging and govern, among other things:

•device design, development and manufacture;

•laboratory, pre-clinical and clinical testing, labeling, packaging, storage and distribution;

•premarketing clearance or approval;

•record keeping;

•device marketing, promotion and advertising, sales and distribution; and

•post-marketing surveillance, including reporting of deaths and serious injuries and recalls and correction and removals.

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

FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:

•adverse publicity, warning letters, fines, injunctions, consent decrees and civil penalties;

•repair, replacement, refunds, recall or seizure of our devices;

•operating restrictions, partial suspension or total shutdown of production;

•refusing our requests for 510(k) clearance or premarket approval of new devices, new intended uses or modifications to existing devices;

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

Additionally, if any of our product candidates receive marketing approval or clearance but, we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result, including:

•we may be forced to recall such product and suspend the marketing of such product;

•regulatory authorities may withdraw their approvals of such product;

•regulatory authorities may require additional warnings on the label and/or narrow the indication that could diminish the usage or otherwise limit the commercial success of such products;

•the FDA or other regulatory authorities may issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings about such product;

•the FDA may restrict distribution of our products and impose burdensome implementation requirements on us;

•we may be required to change the way the product is administered or conduct additional clinical trials;

•we could be sued and held liable for harm caused to subjects or patients;

•we may be subject to litigation or product liability claims; and

•our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular planned product, if approved.

Our business is dependent upon physicians adopting our CellFX System and NPS technology, and if we fail to obtain broad adoption, our business would be adversely affected.

If we obtain regulatory approval or clearance for our CellFX System, our success will depend on our ability to educate physicians regarding the benefits of CellFX procedures over existing treatment modalities and to persuade them to prescribe CellFX procedures for their patients. We do not know if the CellFX System or NPS technology will be successful over the long term, and market acceptance may be hindered if physicians are not presented with compelling data demonstrating the efficacy and safety of our products compared to alternative treatments. Any studies we, or third parties, may conduct comparing our CellFX System or NPS technology with alternative treatments may be expensive, time consuming or may not yield positive results. Additionally, adoption will be directly influenced by a number of financial factors, including the ability of providers to attract cash payments from patients or to obtain sufficient reimbursement from third party commercial payors, and the Centers for Medicare & Medicaid Services (CMS) for the professional services they provide in administering CellFX procedures. The efficacy, safety, performance and cost-effectiveness of our CellFX System, NPS technology, or other potential products based on NPS technology, on a stand-alone basis and relative to competing services, will determine the availability and level of reimbursement received by us and providers. If physicians do not adopt and prescribe our future products, we may never become profitable.

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

The safety and effectiveness of CellFX procedures and therapies may depend, in part, on the function of firmware run by the microprocessors embedded in the device and associated software. This firmware and software is proprietary to us. While we have made efforts to test the firmware and software extensively, it is potentially subject to malfunction which in turn may harm a patient. Further, it may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, data breaches, or similar problems. Any of these might result in harm to a patient or the unauthorized release of confidential medical, business or other information of other persons or of ours.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•others may be able to make products that are similar to our product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed;

•others may independently develop similar or alternative technologies without infringing on our intellectual property rights;

•issued patents that we own or have exclusively licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;

•we may obtain patents for certain products many years before we obtain marketing approval for products utilizing such patents, and because patents have a limited life, which may begin to run prior to the commercial sale of the related product, the commercial value of our patents may be limited;

•our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•we may fail to develop additional proprietary technologies that are patentable;

•the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S., or we may fail to apply for or obtain adequate intellectual property protection in all the jurisdictions in which we operate; and

•the patents of others may have an adverse effect on our business, for example by preventing us from marketing one or more of our product candidates for one or more indications.

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

Our potential devices and products, further development activities and manufacturing and distribution, once developed and determined, will be subject to extensive, rigorous and ongoing regulation by numerous government agencies, including the FDA and similar foreign regulatory authorities. To varying degrees, each of these agencies monitors and enforces our compliance with laws and regulations governing the development, testing, manufacturing, labeling, marketing, distribution, and the safety and effectiveness of our medical technology. The process of obtaining and maintaining marketing approval or clearance from the FDA and similar foreign regulatory authorities for new devices and products, or for enhancements, expansion of the indications or modifications to existing products, could:

•take a significant, indeterminate amount of time;

•require the expenditure of substantial resources;

•involve rigorous pre-clinical and clinical testing, and possibly post-market surveillance;

•involve modifications, repairs or replacements of our products;

•require design changes of our products;

•result in limitations on the indicated uses of our products; and

•result in our never being granted the regulatory approval or clearance we seek.

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

We are exposed to the risk that our employees and independent contractors, including principal investigators, consultants, any future commercial collaborators, service providers and other vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA and other similar regulatory bodies. There are many federal and state laws and regulations prohibiting fraud and abuse in the healthcare industry that can result in significant criminal and civil penalties. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our products for which we obtain marketing approval or clearance. Such laws include:

•the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program, such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value, and the government can find a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the law or a specific intent to violate. In addition, the government may assert that a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

•U.S. federal civil and criminal false claims laws and civil monetary penalties laws, including the civil False Claims Act, which, among other things, impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the U.S. government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. government;

•HIPAA imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•HIPAA, as amended by HITECH, and its implementing regulations, which also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the rule, such as health plans, healthcare clearinghouses and healthcare providers as well as their business associates that perform certain services for or on their behalf involving the use or disclosure of individually identifiable health information;

•the U.S. Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members;

•the CCPA, which went into effect in January 2020, requires covered companies to, among other things provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies to incur substantial costs and expenses in an effort to comply;

•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and

•analogous state and non-U.S. laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; and state and non-U.S. laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

The number of pre-clinical and clinical tests that will be required for regulatory clearance or approval varies depending on the disease or condition to be treated, the method of treatment, the nature of the device, the jurisdiction in which we are seeking approval or clearance and the applicable regulations. Regulatory agencies, including those in the U.S., Canada, Europe and other countries where medical devices and products are regulated, can delay, limit or deny approval of a product for many reasons. For example, regulatory agencies:

•may not deem a technology or device to be reasonably safe or effective for any intended use or indication;

•may interpret data from pre-clinical and clinical testing differently than we do;

•may determine our manufacturing facility or processes do not comply with Quality System regulations;

•may conclude that our device does not meet quality standards for durability, long-term reliability, biocompatibility, electromagnetic compatibility, or electrical safety; and

•may change their approval or clearance policies or adopt new regulations.

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

The market price of our common stock has been highly volatile, and we expect it to continue to be highly volatile for the foreseeable future in response to many risk factors listed in this section, and others beyond our control, including:

•results of clinical trials of our planned products or those of our competitors;

•actions by regulatory bodies, such as the FDA, that effect our business or have the effect of delaying or rejecting approval or clearance of our planned products such as the CellFX System;

•actual or anticipated fluctuations in our financial condition and operating results;

•announcements by our customers, partners or suppliers relating directly or indirectly to our products, services or technologies;

•announcements of technological innovations by us or our competitors;

•changes in laws or regulations applicable to our planned products;

•announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments or achievement of significant milestones;

•additions or departures of key personnel;

•competition from existing products or new products that may emerge;

•fluctuations in the valuation of companies perceived by investors to be comparable to us;

•disputes or other developments related to proprietary rights, including patents, litigation matters or our ability to obtain intellectual property protection for our technologies;

•actual or alleged security breaches;

•announcements or expectations of additional financing efforts;

•sales of our common stock by us or our stockholders;

•stock price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•reports, guidance and ratings issued by securities or industry analysts;

•overall conditions in our industry and market including the negative impact of COVID-19 on the global economy and markets; and

•general economic and market conditions.

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

We may issue shares of common stock or securities convertible into, exchangeable or exercisable for our common stock from time to time in connection with financings, acquisitions, investments or otherwise. Any such issuances would result in dilution to some or all of our existing stockholders and could cause our stock price to fall. We may also sell shares or other securities at a price per share that is less than the price per share paid by existing investors, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders.

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

A significant percentage of our outstanding stock is held by Robert W. Duggan, Chairman of our board of directors, who beneficially owns approximately 47% of our common stock outstanding as of the date of this Quarterly Report. As a result, Mr. Duggan has significant influence over corporate actions requiring stockholder approval, including the following actions:

•to elect or defeat the election of our directors;

•to amend or prevent amendment of our certificate of incorporation or bylaws;

•to effect or prevent a merger, sale of assets or other corporate transaction; and

•to control the outcome of any other matter submitted to our stockholders for vote.

Mr. Duggan’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price. In addition, Mr. Duggan is not subject to any contractual restrictions on his ability to acquire additional shares of common stock and any such purchases, including purchases of equity securities in connection with any rights offerings or any alternative equity or equity-linked offering that we may conduct, could result in his acquisition of a majority of our common stock. If this were to occur, we would be considered a “controlled” company under the Nasdaq rules and would be exempt from the obligation to comply with certain Nasdaq corporate governance requirements.

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

Robert W. Duggan is the Chairman of our board of directors, and beneficially owns approximately 47% of our common stock outstanding as of the date of this Quarterly Report. In addition, Mr. Duggan is not subject to any contractual restrictions on his ability to acquire additional shares of common stock, and any such purchases, including purchases of equity securities in connection with any rights offerings or any alternative equity or equity-linked offering that we may conduct, could result in his acquisition of a majority of our common stock. As a result of Robert W. Duggan’s significant ownership and position as Chairman of the board of directors, other companies may be less inclined to pursue an acquisition of us and therefore we may not have the opportunity to be acquired in a transaction that stockholders might otherwise deem favorable, including transactions in which our stockholders might realize a substantial premium for their shares. In addition, public speculation regarding Mr. Duggan, as well as our relationship with Mr. Duggan, could cause our stock price to fluctuate.

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

Furthermore, these and future rules and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. For example, we determined not to renew our director and officer liability insurance this year due to disproportionately high premiums quoted by insurance companies. Instead, we and Robert W. Duggan, Chairman of our board of directors, have entered into a letter agreement pursuant to which Mr. Duggan has agreed with us to personally provide indemnity coverage on substantially the same terms as our prior coverage program for a one-year period. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers.

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

Certain anti-takeover provisions of Delaware law and provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. Our certificate of incorporation and bylaws include provisions that:

•authorize our board of directors to issue, without further action by the stockholders, up to 50,000,000 shares of preferred stock and up to approximately 500,000,000 shares of authorized but unissued shares of common stock;

•require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

•specify that special meetings of our stockholders can be called only by our board of directors, the chairman of our board of directors, any of our officers, or any stockholder holding at least fifteen percent (15%) of the voting power of the capital stock issued and outstanding and entitled to vote;

•establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;

•the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all the then outstanding shares of our voting stock, voting together as a single class, to amend provisions of our certificate of incorporation or our bylaws;

•the ability of our board of directors by majority vote, to amend the bylaws; and

•provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. Furthermore, our bylaws provide that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of us, (b) any action asserting a claim of breach of fiduciary duty owed by any director, officer or other employee of us to us or our stockholders, (c) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws, or (d) any action asserting a claim governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein; provided that, if and only if the Court of Chancery dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in Delaware. Our bylaws further provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. These exclusive-forum provisions may discourage lawsuits against us or our directors, officers, and employees. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to engage in certain types of transactions with us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
10.1*	Letter Agreement between Pulse Biosciences, Inc. and Robert W. Duggan, dated May 12, 2020.
10.2	Form of Warrant (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form S-3/A. Commission File No. 333-237577, filed on May 1, 2020)
10.3	Form of Warrant Agent Agreement (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Form S-3/A. Commission File No. 333-237577, filed on May 1, 2020)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** The certification attached as Exhibit 32.1 that accompanies this Quarterly Report is deemed furnished and not filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Pulse Biosciences, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULSE BIOSCIENCES, INC.

Date: August 10, 2020	By:	/s/ Sandra A. Gardiner
Sandra A. Gardiner
Chief Financial Officer, Executive Vice President of Finance and Administration, Secretary and Treasurer (Principal Financial and Accounting Officer)