Form 10-Q
period 2020-09-30
Pulse Biosciences, Inc.
filed 2020-11-09
CIK 1625101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

Form 10-Q

___________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares outstanding of the registrant’s common stock as of November 2, 2020: 25,341,540

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PULSE BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$7,070	$6,899
Investments	22,516	18,499
Prepaid expenses and other current assets	748	1,005
Total current assets	30,334	26,403
Property and equipment, net	2,562	2,566
Intangible assets, net	4,048	4,547
Goodwill	2,791	2,791
Right-of-use assets	9,595	5,114
Other assets	365	494
Total assets	$49,695	$41,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,432	$1,963
Accrued expenses	4,111	2,496
Lease liability, current	457	—
Total current liabilities	6,000	4,459

Lease liability, less current	10,991	6,719
Total liabilities	16,991	11,178

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized – 50,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value: authorized – 500,000 shares; issued and outstanding – 25,290 shares and 20,825 shares at September 30, 2020 and December 31, 2019, respectively	25	21
Additional paid-in capital	191,468	153,401
Accumulated other comprehensive income	1	4
Accumulated deficit	(158,790)	(122,689)
Total stockholders’ equity	32,704	30,737
Total liabilities and stockholders’ equity	$49,695	$41,915

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$—	$—	$—	$—
Operating expenses:
General and administrative	5,771	5,606	16,691	15,153
Research and development	6,968	6,192	19,019	18,371
Amortization of intangible assets	166	166	499	500
Total operating expenses	12,905	11,964	36,209	34,024
Other income:
Interest income	9	218	108	841
Total other income	9	218	108	841
Net loss	(12,896)	(11,746)	(36,101)	(33,183)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	1	(14)	(3)	9
Comprehensive loss	$(12,895)	$(11,760)	$(36,104)	$(33,174)
Net loss per share:
Basic and diluted net loss per share	$(0.51)	$(0.57)	$(1.60)	$(1.60)
Weighted average shares used to compute net loss per common share — basic and diluted	25,223	20,774	22,540	20,728

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine-Month Periods Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(36,101)	$(33,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	310	390
Amortization of intangible assets	499	500
Stock-based compensation	7,686	7,739
Net premium amortization and discount on available-for-sale securities	(6)	(458)
Loss on disposal of fixed assets	119	—
Gain on U.S. Treasury securities	(8)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	431	(658)
Right-of-use assets	352	—
Other long-term assets	129	—
Accounts payable	(595)	544
Accrued expenses	1,352	633
Lease liabilities	(104)	—
Other assets	(174)	(2,734)
Other current and long-term liabilities	—	2,238
Net cash used in operating activities	(26,110)	(24,989)
Cash flows from investing activities:
Purchases of property and equipment	(162)	(645)
Purchases of investments	(25,516)	(72,981)
Maturities of investments	4,510	57,000
Sales of investments	17,000	—
Net cash used in investing activities	(4,168)	(16,626)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	490	423
Proceeds from exercises of warrants	112	—
Proceeds from exercises of stock options	349	272
Proceeds from issuance of common stock, net of issuance cost of $565	29,498	—
Tax payments related to shares withheld for vested restricted stock units	—	(613)
Net cash provided by financing activities	30,449	82
Net increase (decrease) in cash	171	(41,533)
Cash and cash equivalents at beginning of period	6,899	51,103
Cash and cash equivalents at end of period	$7,070	$9,570

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gains on available-for-sale securities	$(3)	$9
Unpaid property and equipment included in accounts payable and accrued expenses	263	219
Issuance costs for rights offering in accounts payable	64

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, June 30, 2020	25,149	$25	$188,197	$—	$(145,894)	$42,328
Issuance of shares upon exercise of stock options	85	—	340	—	—	340
Issuance of shares under employee stock purchase plan	40	—	235	—	—	235
Issuance of shares upon exercise of warrants	16	—	112	—	—	112
Stock-based compensation expense	—	—	2,648	—	—	2,648
Rights offering, additional issuance costs	—	—	(64)	—	—	(64)
Unrealized gain on available-for-sale securities	—	—	—	1	—	1
Net loss	—	—	—	—	(12,896)	(12,896)
Balance, September 30, 2020	25,290	$25	$191,468	$1	$(158,790)	$32,704

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2019	20,825	$21	$153,401	$4	$(122,689)	$30,737
Issuance of shares upon exercise of stock options	86	—	349	—	—	349
Issuance of shares under employee stock purchase plan	83	—	490	—	—	490
Issuance of common stock and warrants in connection with rights offering, net of issuance cost of $565	4,280	4	29,430	—	—	29,434
Issuance of shares upon exercise of warrants	16	—	112	—	—	112
Stock-based compensation expense	—	—	7,686	—	—	7,686
Unrealized gain on available-for-sale securities	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(36,101)	(36,101)
Balance, September 30, 2020	25,290	$25	$191,468	$1	$(158,790)	$32,704

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, June 30, 2019	20,768	$21	$146,973	$22	$(97,155)	$49,861
Issuance of shares under employee stock purchase plan	20	—	201	—	—	201
Stock-based compensation expense	—	—	2,679	—	—	2,679
Unrealized gain on available-for-sale securities	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(11,746)	(11,746)
Balance, September 30, 2019	20,788	$21	$149,853	$8	$(108,901)	$40,981

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2018	20,593	$21	$142,032	$(1)	$(75,718)	$66,334
Issuance of shares upon exercise of stock options	99	—	272	—	—	272
Issuance of shares under employee stock purchase plan	38	—	423	—	—	423
Issuance of shares upon vesting of restricted stock units	58	—	—	—	—	—
Stock-based compensation expense	—	—	7,739	—	—	7,739
Tax payments related to shares withheld for vested restricted stock units	—	—	(613)	—	—	(613)
Unrealized gain on available-for-sale securities	—	—	—	9	—	9
Net loss	—	—	—	—	(33,183)	(33,183)
Balance, September 30, 2019	20,788	$21	$149,853	$8	$(108,901)	$40,981

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

2. Summary of Significant Accounting Policies

Going Concern

As of September 30, 2020, the Company had an accumulated deficit of $158.8 million, cash outflows from operations of $26.1 million for the nine months then ended, and cash, cash equivalents and investments of $29.6 million. The Company has not generated any revenue from product sales since its inception and anticipates that losses may continue for the next several years until such time as the Company can generate substantial product revenue and achieve profitability. To fund ongoing operating and capital needs, the Company will need to raise additional capital. The Company plans to raise additional capital to fund its operations, for at least the next twelve months from the date of issuance of the accompanying consolidated financial statements, through the issuance and sale of equity securities. There is no assurance that additional financing will be available when needed or that management of the Company will be able to obtain financing on terms acceptable to the Company. Accordingly, the Company’s management cannot conclude that such plans will be effectively implemented within twelve months from the date of issuance of the accompanying consolidated financial statements.

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

COVID-19 Pandemic

The Company is subject to risks and uncertainties as a result of the novel coronavirus pandemic (COVID-19). The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict, as the response to the pandemic continues to evolve. The Company considered the impact of COVID-19 on the assumptions and estimates used to determine the results reported and asset valuations as of September 30, 2020.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the Company’s December 31, 2019 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The condensed consolidated financial statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (SEC) and, as permitted by such rules and regulations, omit certain information and footnote disclosures necessary to present the financial statements in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The condensed consolidated balance sheet as of December 31, 2019 was derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three-month and nine-month periods ended September 30, 2020 are not necessarily indicative of the results to be expected for the entire year or any future periods.

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the nine-month period ended September 30, 2020, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

The following outstanding stock options, warrants and restricted stock units were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Nine-Month Periods Ended
	September 30,
	2020	2019
Common stock warrants	793,464	213,485
Common stock options	5,207,326	3,545,491
Restricted stock units	34,402	111,305
Total	6,035,192	3,870,281

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

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis as of September 30, 2020 and December 31, 2019, respectively (in thousands):

		September 30, 2020				December 31, 2019
Assets	Classification	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$5,598	$—	$—	$5,598	$6,429	$—	$—	$6,429
U.S. Treasury Securities	Investments	—	22,516	—	22,516	—	18,499	—	18,499
Total assets measured at fair value		$5,598	$22,516	$—	$28,114	$6,429	$18,499	$—	$24,928

The Company did not have any financial liabilities measured on a recurring basis as of September 30, 2020 or December 31, 2019.

During the nine-month period ended September 30, 2020, there were no transfers between Level 1, Level 2 or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Leasehold improvements	$2,834	$2,248
Laboratory equipment	792	677
Furniture, fixtures, and equipment	481	466
Software	117	118
Construction in progress	134	543
	4,358	4,052
Less: Accumulated depreciation	(1,796)	(1,486)
	$2,562	$2,566

Depreciation expense was $0.1 million for each of the three-month periods ended September 30, 2020 and 2019. Depreciation expense was $0.3 million for each of the nine-month periods ended September 30, 2020 and 2019.

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

Intangible assets, net consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Acquired patents and licenses	$7,985	$7,985
Less: Accumulated amortization	(3,937)	(3,438)
	$4,048	$4,547

A schedule of the amortization of intangible assets for the remainder of 2020 and the succeeding five fiscal years and thereafter is as follows (in thousands):

Year Ending December 31:
2020 (remaining 3 months)	$166
2021	665
2022	665
2023	665
2024	665
2025	665
Thereafter	557
$4,048

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Compensation	$2,276	$1,699
Accrued clinical	268	262
Professional fees	8	51
Property and equipment	262	234
Director and officer liability insurance	938	—
Other	359	250
	$4,111	$2,496

5. Goodwill

In 2014, the Company acquired three companies (the acquisitions) for aggregate consideration of $5.5 million. In accordance with ASC Topic 805, Business Combinations, the Company recorded goodwill of $2.8 million in connection with the acquisitions as the consideration paid exceeded the fair value of the net tangible assets and the intangible assets acquired.

The Company reviews goodwill for impairment at least annually or whenever changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Based on the Company’s annual impairment test as of December 31, 2019 the Company determined that no impairment of goodwill existed and was not aware of any indicators of impairment at such date. In addition, there were no indicators of impairment at September 30, 2020.

6. Stockholders’ Equity and Stock-Based Compensation

Rights Offering

During June 2020, the Company completed a rights offering to purchase up to $30 million of units, each unit consisting of one share of the Company’s common stock, par value $0.001 per share, and 0.15 warrants to purchase shares of common stock (the Units) at a price of $7.01 per Unit (the Rights Offering). The common stock and warrants comprising the Units separated upon the closing of the Rights Offering and were issued separately.

A total of 4,279,600 shares of common stock and 641,571 warrants (the Rights Offering Warrants) were issued and sold in the Rights Offering for net proceeds of approximately $29.4 million. Each warrant is exercisable for one share of the Company’s common stock at an exercise price equal to $7.01, the subscription price for the Units. The Rights Offering Warrants are exercisable immediately and expire on the fifth anniversary of the completion of the Rights Offering, or June 16, 2025. The Rights Offering Warrants are subject to redemption by the Company for $0.01 per warrant, with not less than 30 days written notice, if the volume weighted average price of our common stock equals or exceeds 200% of the exercise price for the Rights Offering Warrants for 10 consecutive trading days, provided that the Company may not redeem the warrants prior to December 16, 2020, six months after the issuance date.

Robert W. Duggan, the Company’s Chairman of the Board of Directors and the beneficial owner of approximately 43% of the Company’s outstanding common stock prior to the Rights Offering, participated in the Rights Offering and purchased an aggregate of 2,561,873 Units. After giving effect to the rights offering, Mr. Duggan is the beneficial owner of approximately 47% of the Company’s outstanding common stock as of September 30, 2020.

Common Stock Warrants

In connection with a private placement in 2014 of the Company’s common stock, par value $0.001 per share, the Company issued warrants as compensation to the placement agent to purchase a total of 299,625 shares of its common stock at an exercise price of $2.67 per share (the Private Placement Warrants). The Private Placement Warrants are exercisable for period of seven years from issuance. As of September 30, 2020, there were a total of 46,238 of Private Placement Warrants outstanding.

In connection with the closing of the Company’s initial public offering in 2016, the Company issued warrants as compensation to its underwriters, to purchase a total of 574,985 shares of its common stock at an exercise price of $5.00 per share (the IPO Warrants). The IPO Warrants are exercisable for a period of five years from issuance. As of September 30, 2020, there were a total of 121,609 of the IPO Warrants outstanding.

In connection with the Rights Offering, the Company issued warrants to purchase a total of 641,571 shares of its common stock at an exercise price of $7.01. As of September 30, 2020, there were a total of 625,617 of the Rights Offering Warrants outstanding.

Equity Plans

2017 Equity Incentive Plan and 2017 Inducement Equity Incentive Plan

The Board of Directors of the Company (the Board) previously adopted, and the Company’s stockholders approved, the Company’s 2017 Equity Incentive Plan (the 2017 Plan).

The 2017 Plan has a 10-year term, and provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and performance shares to employees, directors and consultants of the Company and any parent or subsidiary of the Company, as the Compensation Committee of the Board may determine. Subject to an annual evergreen increase and adjustment in the case of certain capitalization events, the Company initially reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to awards under the 2017 Plan. In addition, shares remaining available under the Company’s 2015 Equity Incentive Plan, as amended (the 2015 Plan), and shares reserved but not issued pursuant to outstanding equity awards that expire or terminate without being exercised or that are forfeited or repurchased by the Company will be added to the shares of common stock available for issuance under the 2017 Plan. The 2017 Plan is administered by the Board’s Compensation Committee. Effective January 1, 2020, the Company’s Board authorized an increase in the number of shares of common stock available under the 2017 Plan by 833,018 shares pursuant to the evergreen provision of the 2017 Plan. Pursuant to the 2017 Plan, the 2020 share increase is determined based on the least of (i) 1,200,000 shares, (ii) 4% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. As of September 30, 2020, 371,958 shares of common stock remained available for issuance under the 2017 Plan.

During November 2017, the Board adopted the 2017 Inducement Equity Incentive Plan (the Inducement Plan) and reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan was adopted without stockholder approval. The Inducement Plan has a 10-year term, and provides for the grant of equity-based awards, including nonstatutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares and performance units, and its terms are substantially similar to the 2017 Plan, including with respect to treatment of equity awards in the event of a “merger” or “change in control” as defined under the Inducement Plan. Options issued under the Inducement Plan may have a term up to ten years and have variable vesting provisions. New hire grants generally vest 25% annual starting upon the first anniversary of the grant. Equity-based awards issued under the Inducement Plan are only issuable to individuals not previously engaged as employees or non-employee directors of the Company prior to the Inducement Plan’s adoption date. As of September 30, 2020, 26,283 shares of common stock remained available for issuance under the Inducement Plan.

Certain stock options awarded to the Company’s executives and other key employees contain performance conditions related to certain financial measures and achievements of strategic/operational milestones (performance options). As of September 30, 2020, not all of the performance conditions are probable to be achieved. Compensation expense has only been recognized for those conditions that are assumed to be probable.

2017 Employee Stock Purchase Plan

The Board previously adopted and the stockholders approved the Company’s 2017 Employee Stock Purchase Plan (the 2017 ESPP).

The 2017 ESPP is a broad-based plan that provides employees of the Company and its designated affiliates with the opportunity to become stockholders through periodic payroll deductions that are applied towards the purchase of Company common shares at a discount from the then-current market price. Subject to adjustment in the case of certain capitalization events, a total of 250,000 common shares of the Company were available for purchase at adoption of the 2017 ESPP. Pursuant to the 2017 ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 450,000 shares, (ii) 1.5% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. During January 2020, the Board determined not to increase the number of shares of common stock available under the 2017 ESPP pursuant to the evergreen provision of the 2017 ESPP. During the nine-month period ended September 30, 2020, the Company issued 82,971 shares of common stock under the 2017 ESPP. As of September 30, 2020, 357,224 shares of common stock remained available for issuance under the 2017 ESPP.

A summary of stock option activity under the 2015 Plan, 2017 Plan and Inducement Plan for the nine-months ended

September 30, 2020 is presented below:

	Stock Options Outstanding
		Weighted
	Number	average
	of shares	exercise price
Balances — December 31, 2019	3,749,186	$16.18
Options granted	1,933,560
Options exercised	(85,750)
Options canceled	(324,584)
Options expired	(65,086)
Balances — September 30, 2020	5,207,326	$14.30
Exercisable — September 30, 2020	2,519,812	$17.08

Stock-based Compensation

Total stock-based compensation expense consisted of the following (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2020	2019	2020	2019
General and administrative	$1,465	$1,735	$4,729	$4,881
Research and development	1,183	944	2,957	2,858
Total stock-based compensation expense	$2,648	$2,679	$7,686	$7,739

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

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2020	2019	2020	2019
Expected term in years	5.8 - 6.1	5.8 - 6.1	5.3 - 6.1	0.4 - 6.1
Expected volatility	70%	70%	70%	70%
Risk-free interest rate	0.3 - 0.4%	1.4 - 1.7%	0.4 - 0.5%	1.4 - 2.6%
Dividend yield	—	—	—	—

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

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2020	2019	2020	2019
Expected term in years	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Expected volatility	70%	70%	70%	70%
Risk-free interest rate	0.1 - 0.1%	1.7 - 1.9%	0.1 - 1.0%	1.7 - 2.6%
Dividend yield	—	—	—

7. Research Grants and Agreements

Sponsored Research Agreement

Annually, the Company may sponsor research activities (SRAs) performed by Old Dominion University’s Frank Reidy Center (ODURF). ODURF is compensated by the Company for its conduct of each study in accordance with the budget and payment terms set forth in the applicable task order. During the year ended December 31, 2019, the Company agreed to sponsor $0.8 million in research during the subsequent 12-month period funded through monthly payments made upon ODURF certifying, to the Company’s reasonable satisfaction, that ODURF has met its obligations pursuant to the specified task order and statement of work. The principal investigator may transfer funds with the budget as needed without the Company’s approval so long as the obligations of ODURF under the task order and statement of work remain unchanged and unimpaired. As of September 30, 2020, the Company has incurred costs of the entire $0.8 million under this agreement.

During the three-month periods ended September 30, 2020 and 2019, the Company incurred costs relating to the SRAs equal to $0.2 million and $0.1 million, respectively; and during both the nine-month periods ended September 30, 2020 and 2019 the Company incurred costs of $0.6 million.

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

The Company evaluated the Amendment under the provisions of ASC 842 that it adopted on January 1, 2019, and accounted for the Amendment as a single contract with the Existing Lease because the additional lease payments due to the Amendment was not commensurate with the right-of-use (ROU) asset granted to the Company. Though the Amendment was accounted for as a single contract, the Existing Premises and Expansion Premises are accounted for as separate lease components. Accordingly, the Company measured and allocated consideration to each lease component as of the modification date.

During May 2020, the Company took possession and commenced the final lease component of the Expansion Premises, which was originally anticipated to be occupied in April 2020. Taking possession of the Expansion Premises resulted in a change in payments for the entire lease. Accordingly, the lease components were remeasured as of the commencement date of the final lease component, and a corresponding ROU asset and lease liability was recorded. As of May 2020, all components under the Amendment are in use and will be co-terminous until October 2029.

Information related to the Company’s ROU assets and related lease liabilities are as follows (in thousands except for remaining lease term and discount rate):

Year Ending December 31:
2020 (remaining 3 months)	$374
2021	1,643
2022	1,806
2023	1,845
2024	1,910
2025	1,977
Thereafter	8,237
Total lease payments	17,792
Less imputed interest	(6,344)
Total lease liabilities	$11,448

Other supplemental information:
Cash paid for operating lease liabilities	$671
Operating lease liabilities arising from ROU assets	4,833

Current operating lease liabilities	457
Non-current operating lease liabilities	10,991
Total lease liabilities	$11,448

Weighted average remaining lease term	9.08
Weighted average discount rate	10%

Rent expense, including common area maintenance charges, was $0.5 million and $0.1 million during the three-month periods ended September 30, 2020 and 2019, respectively; and was approximately $1.2 million and $0.2 million during the nine-month periods ended September 30, 2020 and 2019, respectively.

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

9.   Related Party Transactions

Kenneth A. Clark, a director of the Company since November 2017, is a member of the law firm of Wilson Sonsini Goodrich and Rosati (WSGR), which also serves as the outside corporate counsel to the Company. During the three and nine-month periods ended September 30, 2020, the Company incurred expenses reported in general and administrative in the consolidated statement of operations for legal services rendered by WSGR totaling approximately $0.2 million and $0.7 million, respectively. Additionally, in June 2020, the Company incurred approximately $0.4 million of legal expenses in connection with the rights offering which was offset against the gross proceeds (Note 6). During the three and nine-month periods ended September 30, 2019, the Company incurred expenses for legal services rendered by WSGR totaling approximately $0.1 million and $0.3 million, respectively.

During June 2020, the Company completed a rights offering to purchase up to $30 million of units, each unit consisting of one share of the Company’s common stock, par value $0.001 per share, and 0.15 warrants to purchase shares of common stock (the Units) at a price of $7.01 per Unit (the Rights Offering). A total of 4,279,600 shares of its common stock, par value $0.001 per share, and 641,571 warrants were issued and sold in the Rights Offering for net proceeds of $29.4 million. Robert W. Duggan, the Company’s Chairman of the Board of Directors and the beneficial owner of approximately 43% of the Company’s outstanding common stock prior to the Rights Offering, participated in the Rights Offering and purchased an aggregate of 2,561,873 Units. After giving effect to the Rights Offering, Mr. Duggan was the beneficial owner of approximately 47% of the Company’s outstanding stock as of September 30, 2020.

The Company determined not to renew its director and officer liability insurance policies due to disproportionately high premiums quoted by insurance companies. Instead, Robert W. Duggan and the Company entered into a letter agreement, dated May 12, 2020 (the Letter Agreement), pursuant to which Mr. Duggan agreed with the Company to personally provide indemnity coverage on substantially the same terms as the Company’s prior coverage program for a one-year period, and has deposited $30 million of cash as security for such obligations. The Company will pay a fee of $2.5 million to Mr. Duggan that shall be due on May 13, 2021, the last day of the one-year period, in consideration of the obligations set forth in the Letter Agreement. The other members of the Board are third-party beneficiaries under the Agreement. As of September 30, 2020, the amount owed to Mr. Duggan under the Letter Agreement was $0.9 million, recorded in the balance sheet under Accrued Liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and those in our Annual Report on Form 10-K.

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

Overview

We are a novel bioelectric medicine company committed to health innovation that has the potential to improve and extend the lives of patients. We are initially pursuing regulatory clearances in the United States, the European Union, and Canada to market our first product, our proprietary CellFX System. The CellFX System utilizes its patented Nano-Pulse Stimulation (NPS) technology to treat a variety of applications for which an optimal solution remains unfulfilled. NPS technology delivers nano-second pulses of electrical energy to non-thermally clear cells while sparing adjacent non-cellular tissue. The cell-specific effects of NPS technology have been validated in a series of completed and ongoing clinical studies.

We have submitted a 510(k) Premarket Notification application to the US Food and Drug Administration (FDA) for our CellFX System to obtain an initial clearance for a general dermatologic indication following the completion of our preclinical studies conducted under Good Laboratory Practices (GLP) as discussed with the FDA during a Pre-Submission meeting in May 2020. With this submission, potential FDA clearance remains on track to be received in the first quarter of 2021.

Following the general dermatologic indication submission, we plan to pursue specific indications for the CellFX System, starting with an indication for the treatment of sebaceous hyperplasia (SH) lesions. This will require an additional 510(k) submission for each indication based on comparative clinical data. A formal Pre-Submission meeting with the FDA was held in early August 2020 to discuss the proposed study design for the treatment of SH lesions using the CellFX System versus those performed by electrodessication, and in September 2020, we received FDA Investigational Device Exemption (IDE) approval for this pivotal comparison study. We have completed the enrollment of 60 patients across five study sites. All subjects will have up to two procedures and will be evaluated through the primary safety and efficacy endpoints 60 days following their last procedure. We intend to submit a 510(k) Premarket Notification application for the treatment of SH in the first quarter of 2021.

We have submitted the technical file for the CellFX System to our European notified body and will continue to work with the notified body in pursuit of the CE mark, a requirement to commercialize the CellFX System in the European Union. Our notified body has progressed in the technical file review process tracking for the potential controlled launch of CellFX in the European Union in the first quarter of 2021. We have also submitted a Medical Device License application to Health Canada for the distribution of our CellFX System after receiving the Medical Device Single Audit Program certification. With this submission, we are on track for a potential Health Canada license in the first quarter of 2021.

We have incurred substantial operating losses and have used cash in our operating activities since inception. Based on our current operating plan, we believe we do not have sufficient cash and cash equivalents on hand to support current operations for at least twelve months from the date that our unaudited consolidated financial statements included elsewhere in this Quarterly Report were issued. To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern for at least twelve months from the date that our unaudited consolidated financial statements included elsewhere in this Quarterly Report were issued. As such, we plan to seek to raise capital from time to time through future issuance and sale of equity securities to fund our future operations and remain as a going concern.

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

In addition, our clinical trials may be affected by the COVID-19 pandemic. Site initiation and patient enrollment may be delayed, for example, due to prioritization of hospital resources toward the COVID-19 pandemic, travel restrictions imposed by governments, and the inability to access sites for initiation and monitoring. Also, some of our suppliers of certain materials used in the production of our product candidates are located in areas impacted by COVID-19 which could limit our ability to obtain sufficient materials for our product candidates. COVID-19 has and will continue to adversely affect global economies and financial markets, resulting in an economic downturn that could affect demand for our product candidates, if approved, and impact our operating results. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of the continued global economic impact of the pandemic. We cannot anticipate all of the ways in which health epidemics such as COVID-19 could adversely impact our business. Although we are continuing to monitor and assess the effects of the COVID-19 pandemic on our business, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. See the Risk Factors section for further discussion of the possible impact of the COVID-19 pandemic on our business.

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

Results of Operations

Comparison of the three-month periods ended September 30, 2020 and 2019

Our condensed consolidated statements of operations as discussed herein are presented below:

	Three-Month Periods Ended
	September 30,
(in thousands)	2020	2019	$ Change
Revenue	$—	$—	$—
Operating expenses:
General and administrative	5,771	5,606	165
Research and development	6,968	6,192	776
Amortization of intangible assets	166	166	—
Total operating expenses	12,905	11,964	941
Other income:
Interest income	9	218	(209)
Total other income	9	218	(209)
Net loss	$(12,896)	$(11,746)	$(1,150)

General and Administrative

General and administrative expenses consist of compensation and other related employee expenses for executives, finance, legal, human resources, information technology and administrative personnel, professional fees, patent fees and costs, insurance costs and other general corporate expenses. General and administrative expenses increased by $0.2 million to $5.8 million for the three-month period ended September 30, 2020, from $5.6 million during the same period in 2019 primarily due to $0.4 million of increased compensation costs related to headcount growth, $0.1 million of increased facility related expenses and $0.2 million of increased business insurance costs. These increases were partially offset by $0.3 million of reduced stock-based compensation and $0.3 million of reduced employee-related costs including recruitment and travel related expenses. Facility related expenses increased due to the facility expansions in November 2019 and May 2020, while travel related expenses decreased due primarily to the COVID-19 pandemic.

Research and Development

Research and development expenses consist of compensation and other related employee expenses for research and development personnel, clinical trials and consulting costs related to the design, development and enhancement of our potential future products, prototype material and devices. Research and development expenses increased by $0.8 million to $7.0 million for the three-month period ended September 30, 2020, from $6.2 million during the same period in 2019 primarily due to $0.7 million of increased compensation and other employee related expenses, $0.4 million of increased consulting and outside services and $0.2 million of increased stock-based compensation. These increases were partially offset by decreases of $0.5 million in clinical trial and other outside research costs due to the timing and stage of active studies, and $0.2 million in prototype material and devices related to the initial CellFX builds in the prior year. Compensation costs increased primarily due to headcount growth, while consulting and outside services increased primarily due to our GLP preclinical studies in support of our initial CellFX System 510(k) submission for a general dermatologic indication.

Interest Income

Interest income decreased by $0.2 million to $9,000 for the three-month period ended September 30, 2020, from $0.2 million during the same period in 2019 due to lower cash, cash equivalents and investment balances.

Comparison of the nine-month periods ended September 30, 2020 and 2019

Our condensed consolidated statements of operations as discussed herein are presented below:

	Nine-Month Periods Ended
	September 30,
(in thousands)	2020	2019	$ Change
Revenue	$—	$—	$—
Operating expenses:
General and administrative	16,691	15,153	1,538
Research and development	19,019	18,371	648
Amortization of intangible assets	499	500	(1)
Total operating expenses	36,209	34,024	2,185
Other income:
Interest income	108	841	(733)
Total other income	108	841	(733)
Net loss	$(36,101)	$(33,183)	$2,918

General and Administrative

General and administrative expenses consist of compensation and other related employee expenses for executives, finance, legal, human resources, information technology and administrative personnel, professional services, patent fees and costs, insurance costs and other general corporate expenses. General and administrative expenses increased by $1.5 million to $16.7 million for the nine-month period ended September 30, 2020, from $15.2 million during the same period in 2019. This increase was primarily due to $1.9 million of increased compensation costs related to headcount growth, $0.2 million of increased facility related expenses and $0.6 million of increased business insurance costs. These increases were partially offset by a $0.4 million decrease in consulting and outside services, a $0.5 million decrease in travel and other employee related costs, and a $0.2 million decrease in stock-based compensation. Facility related expenses increased primarily due to the facility expansions in November 2019 and May 2020, while travel and other employee related costs decreased primarily due to the COVID-19 pandemic. Consulting and outside services decreased primarily due to reduced marketing-related expenses compared to the same period in 2019.

Research and Development

Research and development expenses consist of compensation and other related employee expenses for research and development personnel, clinical trials and consulting costs related to the design, development and enhancement of our potential future products, prototypes material and devices. Research and development expenses increased by $0.6 million to $19.0 million for the nine-month period ended September 30, 2020, compared to $18.4 million during the same period in 2019. This increase was primarily due to $1.1 million of increased compensation costs related to headcount growth, $0.9 million of increased consulting and outside services in support of our 510(k) submission to the FDA for a general dermatologic indication and $0.8 million of increased facility related expenses primarily as a result of our facility expansion. These increases were partially offset by a decrease of $1.4 million in clinical trial costs due to the timing and stage of active studies, as well as a decrease of $0.5 million in prototype material and devices related to the initial CellFX builds in the prior year.

Interest Income

Interest income decreased by $0.7 million to $0.1 million for the nine-month period ended September 30, 2020, from $0.8 million during the same period in 2019 due to lower cash, cash equivalents and investment balances.

Liquidity and Capital Resources

To date, we have not generated any revenues from product sales. Since inception, we have funded our business primarily through the issuance of equity securities. Over the next few years, we intend to invest in research and development to develop commercially viable products and to assess the feasibility of potential future products.

During June 2020, we completed a rights offering pursuant to which we sold an aggregate of 4,279,600 shares of our common stock, par value $0.001 per share, and 641,571 warrants, for net proceeds of $29.4 million.

Our condensed consolidated statements of cash flows as discussed herein are presented below:

	Nine-Month Periods Ended
	September 30,
(in thousands)	2020	2019
Net cash used in operating activities	$(26,110)	$(24,989)
Net cash used in investing activities	(4,168)	(16,626)
Net cash provided by financing activities	30,449	82
Net increase (decrease) in cash	171	(41,533)

At September 30, 2020, we had cash, cash equivalents and investments of $29.6 million. We have determined that there is substantial doubt concerning our ability to continue as an ongoing business for the next twelve months from the date that our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report were issued unless we obtain additional capital. To date, we have not generated any revenue. As a result, we have incurred significant operating losses in each year since our inception and we may continue to incur additional losses for the next several years.

We plan to raise additional capital to fund our operations. There is no assurance that additional financing will be available when needed or that our management will be able to obtain financing on terms acceptable to us.

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

During the nine-month period ended September 30, 2020, we used cash of $26.1 million in operating activities. The difference between cash used in operating activities and net loss consisted primarily of stock-based compensation, depreciation and amortization, and decreases in prepaid expenses and accrued liabilities.

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

During the nine-month period ended September 30, 2020, $4.2 million of cash used in investing activities was primarily from the purchase of investments of $25.5 million offset by the cash proceeds from the maturities and sale of investments of $21.5 million.

During the nine-month period ended September 30, 2019, $16.6 million of cash used in investing activities was from the purchase of investments of $73.0 million and purchase of property and equipment of $0.6 million offset by $57.0 million of cash proceeds from the maturities of investments.

Financing Activities

During the nine-month period ended September 30, 2020, cash provided from financing activities was $30.4 million, primarily due to $29.5 million net cash received from our rights offering, $0.4 million from stock option and warrant exercises, and $0.5 million from the sale of stock under our employee stock purchase plan.

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

Off-Balance Sheet Arrangements

At September 30, 2020, we did not have any transactions, obligations or relationships that constitute off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. No liability associated with such indemnification agreements has been recorded as of September 30, 2020.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive and principal financial officers, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective (a) to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) to include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act, as amended, that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

Summary

Our business is subject to numerous risks and uncertainties that you should consider before investing in our common stock. These risks are described more fully below and include, but are not limited to, risks relating to the following:

•Limited operating history and lack of revenue producing operations

•Lack of commercial products or product revenue

•Substantial doubt about our ability to continue as a going concern

•Our ability to obtain sufficient funding

•Fluctuation of our operating results

•Competition within our industry

•Health epidemics, including the coronavirus pandemic

•Reliance on third parties

•Loss of key management personnel

•Security breaches, loss of data and other disruptions to us or our third-party service providers that could compromise sensitive information

•Potential product liability lawsuits and other litigation

•Timing, unpredictability and expense of clinical development process

•Trial results and changes in trial data

•Failure to obtain and maintain necessary regulatory clearances or approvals

•Determination and validation of the mechanism of action of our NPS technology platform

•Safety and effectiveness of our product candidates, and potential adverse side effects

•Failure to obtain broad adoption of our CellFX System and NPS technology

•Enrollment of patients in our clinical trials

•Ability to obtain an adequate level of reimbursement by Medicare and other third-party payers

•Protection of intellectual property, potential litigation related to intellectual property and obligations under intellectual property agreements

•Stringent domestic and foreign regulation in respect of any potential devices and products, including healthcare laws and regulations

•Healthcare policy changes

•Volatility of the price of our common stock

•Concentration of ownership by our principal stockholder and Chairman of our board of directors, Robert W. Duggan

•Unfavorable global economic or political conditions

•Material weaknesses and maintenance of an effective system of internal control over financial reporting

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

To date, we have not generated any revenue from product sales and have incurred significant operating losses in each year since our inception and we anticipate that losses may continue for the next several years until such time as we can generate substantial product revenue and achieve profitability. In connection with the preparation of this Quarterly Report for the nine months ended September 30, 2020, our management concluded that there is substantial doubt we can continue as an ongoing business for the next twelve months from the date that our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report were issued unless we obtain additional capital.

We plan to raise additional capital to fund our operations. There is no assurance that additional financing will be available when needed or that our management will be able to obtain financing on terms acceptable to us. Accordingly, our management cannot conclude that such plans will be effectively implemented within the twelve months from the date that our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report were issued. These factors, combined with our forecast of cash required to fund operations for a period of at least twelve months from the date that our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report were issued, raise substantial doubt about our ability to continue as a going concern.

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

Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, or those of our vendors, may be vulnerable to attacks by hackers or viruses or otherwise breached due to employee error, malfeasance or other activities. While we have not experienced any such attack or breach, we, and our vendors may be unable to anticipate attacks, to implement adequate preventative or mitigation measures, to identify any attacks or incidents on a timely basis, or to remediate or otherwise address any attacks or incidents in a timely manner. If any such attack or other incident were to occur, our systems and networks would be compromised and the information we store on those systems and networks could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in a loss of intellectual property protection, legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and the California Consumer Privacy Act of 2018 (the CCPA), which was enacted in June 2018 and became operative on January 1, 2020, or regulatory penalties, and could require substantial efforts to remediate and otherwise respond to the incident. The CCPA requires covered companies to, among other things, make certain enhanced disclosures related to California residents regarding our use or disclosure of their personal information, allow California residents to opt-out of certain uses and disclosures of their personal information without penalty, provide Californians with other choices related to personal data in our possession, and obtain opt-in consent before engaging in certain uses of personal information relating to Californians under the age of 16. The California Attorney General may seek substantial monetary penalties and injunctive relief in the event of our non-compliance with the CCPA. The CCPA also allows for private lawsuits from Californians in the event of certain data breaches. Certain aspects of the CCPA and its interpretation remain uncertain, and we may need to modify our policies or practices in an effort to comply with it. Moreover, a new privacy law, the California Privacy Rights Act (“CPRA”) was recently approved by California voters, which significantly modifies the CCPA, resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply.

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

We have incurred net losses since our inception and anticipate that we may continue to incur significant losses for the foreseeable future. If not utilized, some of our federal and state net operating losses (NOLs) carryforwards will begin to expire in various years beginning after 2034. Under the Internal Revenue Code of 1986, as amended, or the Code, and certain similar state tax provisions, we are generally allowed to carry forward our NOLs from a prior taxable year to offset our future taxable income, if any, until such NOLs are used or expire, subject to certain limitations. The same is true of other unused tax attributes, such as tax credits.

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

For example, in February 2019, we submitted a 510(k) to the FDA seeking clearance to commercialize our CellFX System. In February 2020, we received a “not substantially equivalent” (NSE) letter from the FDA, indicating that based on the data provided, we had not demonstrated that the CellFX System is substantially equivalent to the predicate device. This concluded the 510(k) review process without clearance. The failure to obtain 510(k) clearance has added significant time and expense to our regulatory clearance process (including additional expense that we will incur in preparing a new 510(k) submission), has delayed our ability to generate revenue, and has had a negative impact on our stock price. We will continue to work with the FDA in pursuit of a clearance via a new 510(k) submission. However, we may not be able to obtain the necessary clearances or approvals necessary to market our CellFX System or such approvals or clearances may be unduly delayed, which could harm our business. If the FDA rejects our new 510(k) submission, we may be required to obtain FDA approval through the de novo pathway, which will require additional time and resources, including the need to conduct more clinical studies to demonstrate safety and effectiveness of our candidate device.

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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing our product candidates as well as completion of required follow-up periods. In general, if patients are unwilling to participate in our trials because of negative publicity from adverse events in the health care industry or for other reasons, including competitive clinical trials for similar patient populations, the timeline for recruiting patients, conducting trials and obtaining regulatory approval or clearance of planned products may be delayed. If there are delays in accumulating the required patients and patient data, there may be delays in completing the trial. Further, if any of our clinical trial sites fail to comply with required good clinical practices, we may be unable to use the data gathered at those sites. If our clinical investigators fail to carry out their contractual duties or regulatory obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, our clinical trials may be delayed, suspended, or terminated. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical trials altogether, and delays in obtaining regulatory authorization for our products. Our clinical trials may be affected by the COVID-19 pandemic. Site initiation and patient enrollment may be delayed, for example, due to prioritization of hospital resources toward the COVID-19 pandemic, travel restrictions imposed by governments, and the inability to access sites for initiation and monitoring.

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

We may never receive regulatory approval or clearance, including from the FDA, for any potential devices or products in the U.S. or in any foreign market. For example, during September 2017, we withdrew our application seeking clearance of our system for soft tissue ablation. In addition, in connection with the 510(k) we submitted to the FDA seeking clearance to commercialize our CellFX System, in February 2020, we received a NSE letter from the FDA, indicating that based on the data provided, we had not demonstrated that the CellFX System is substantially equivalent to the predicate device, concluding the 510(k) review process without clearance. We will continue to work with the FDA in pursuit of a clearance via a new 510(k) submission. However, we may not be able to obtain the necessary clearances or approvals necessary to market our CellFX System or such approvals or clearances may be unduly delayed, which could harm our business. We may be required to seek FDA approval through the de novo pathway for our CellFX System, which will require additional clinical data, resources and time.

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

The development, marketing, and sale of our products in development, including the CellFX System, depends upon our ability to maintain strong working relationships with physicians. We rely on these professionals to provide us with considerable knowledge and experience regarding the development, marketing and sale of our products. Physicians assist us in clinical trials and as researchers, marketing and product consultants and public speakers. If we cannot maintain our strong working relationships with these professionals and continue to receive their advice and input, the development and marketing of our products could suffer, which could harm our business, financial condition and results of operations. The medical device industry’s relationship with physicians is under increasing scrutiny by the Office of Inspector General (OIG), the Department of Justice (DOJ), state attorneys general, and other foreign and domestic government agencies. Our failure to comply with laws, rules and regulations governing our relationships with physicians, or an investigation into our compliance by the OIG, DOJ, state attorneys general and other government agencies, could significantly harm our business, including compromising the use or integrity of our clinical data in regulatory submissions to the FDA or similar regulatory authorities.

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

•the CCPA, which went into effect in January 2020, requires covered companies to, among other things provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. We cannot yet predict the impact of the CCPA or the recently approved CPRA on our business or operations, but it may require us to modify our data processing practices and policies to incur substantial costs and expenses in an effort to comply;

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

Pre-clinical studies, clinical trials and post-clinical monitoring and trials required to demonstrate the reasonable safety and efficacy of our potential devices and products are and will be time consuming and expensive. If we must conduct additional clinical trials or other studies with respect to any of our proposed product candidates to those that are initially contemplated, if we are unable to successfully complete any clinical trials or other studies, or if the results of these trials or studies are not positive or are only modestly positive, we may be delayed in obtaining marketing approval for the planned products, we may not be able to obtain marketing approval, or we may obtain approval for indications that are not as broad as we seek. Our research and product development costs also will increase if we experience delays in testing or approvals. The completion of clinical trials for our proposed therapies, devices and products could be delayed because of our inability to manufacture or obtain from third-parties materials sufficient for use in pre-clinical studies and clinical trials; delays in patient enrollment and variability in the number and types of patients available for clinical trials; difficulty in maintaining contact with patients after treatment, resulting in incomplete data; poor effectiveness of proposed devices and products during clinical trials; unforeseen safety issues or side effects; and governmental or regulatory delays and changes in regulatory requirements and guidelines. If we incur significant delays in our clinical trials, our competitors may be able to bring their products to market before we do, which could result in harming our ability to commercialize our planned products. If we experience any of these occurrences our business will be materially harmed. Our clinical trials may be affected by the COVID-19 pandemic. Site initiation and patient enrollment may be delayed, for example, due to prioritization of hospital resources toward the COVID-19 pandemic, travel restrictions imposed by governments, and the inability to access sites for initiation and monitoring.

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

•actions by regulatory bodies, such as the FDA, that affect our business or have the effect of delaying or rejecting approval or clearance of our planned products such as the CellFX System;

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

General Risk Factors

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

Our business may be adversely affected by health epidemics including the coronavirus pandemic.

The COVID-19 pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns.

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

In addition, our clinical trials may be affected by the COVID-19 pandemic. Site initiation and patient enrollment may be delayed, for example, due to prioritization of hospital resources toward the COVID-19 pandemic, travel restrictions imposed by governments, and the inability to access sites for initiation and monitoring. Also, some of our suppliers of certain materials used in the production of our product candidates are located in areas impacted by COVID-19 which could limit our ability to obtain sufficient materials for our product candidates. COVID-19 has and will continue to adversely affect global economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our product candidates, if approved, and impact our operating results. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of the continued global economic impact of the pandemic. We could harm our business and we cannot anticipate all of the ways in which health epidemics such as COVID-19 could adversely impact our business. Although we are continuing to monitor and assess the effects of the COVID-19 pandemic on our business, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change.

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

PULSE BIOSCIENCES, INC.

Date: November 9, 2020	By:	/s/ Sandra A. Gardiner
Sandra A. Gardiner
Chief Financial Officer, Executive Vice President of Finance and Administration, Secretary and Treasurer (Principal Financial and Accounting Officer)