Form 10-K
period 2020-12-31
Pulse Biosciences, Inc.
filed 2021-03-12
CIK 1625101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________________

Form 10-K

____________________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of the registrant’s common stock on such date as reported by Nasdaq Capital Market, was approximately $135,220,301. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the registrant’s common stock as of February 28, 2021: 26,086,931

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement relating to its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2020.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains certain “forward-looking statements” that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. These statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance, or achievement to differ materially from those expressed or implied by these forward-looking statements.

You should read this Annual Report and the documents that we reference elsewhere in this Annual Report completely and with the understanding that our actual results may differ materially from what we expect as expressed or implied by our forward-looking statements. We have based the forward-looking statements contained in this Annual Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. In light of the significant risks and uncertainties to which our forward-looking statements are subject, you should not place undue reliance on or regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. We discuss many of these risks and uncertainties in greater detail in this Annual Report, particularly in Part I. Item 1A. “Risk Factors.” These forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report regardless of the time of delivery of this Annual Report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise after the date of this Annual Report.

Part I

Item 1. Business

In this Annual Report on Form 10-K, references to “Pulse,” “Pulse Biosciences,” “we,” “us,” “our,” and the “Company” refer to Pulse Biosciences, Inc. and its wholly owned subsidiaries, unless expressly indicated or the context otherwise requires. Pulse Biosciences, CellFX, CellFX CloudConnect, CellFX Marketplace, Nano-Pulse Stimulation, NPS, and the stylized logos are among the trademarks and/or registered trademarks of Pulse Biosciences, Inc. in the United States (U.S.) and other countries.

Overview

Pulse Biosciences, Inc. is a novel bioelectric medicine company committed to health innovation that has the potential to improve the lives of patients. The CellFX® System (CellFX) is the first commercial product to harness the distinctive advantages of the Company’s proprietary Nano-Pulse Stimulation™ (NPS) technology, such as the ability to non-thermally clear cells while sparing non-cellular tissue, to treat a variety of applications for which an optimal solution remains unfulfilled.

Our CellFX® System

We are in the early stages of commercializing our proprietary CellFX System into the large and growing aesthetic procedure market as our first commercial market. Powered by NPS technology, the CellFX System delivers nano second duration pulses of electrical energy to non-thermally clear targeted cells while sparing adjacent non-cellular tissue. This non-thermal specificity for cellular targets is a significant differentiator for the CellFX System compared to other energy devices used in dermatology and other medical specialties. The Company has validated the cell-specific effects of NPS technology with a series of completed and ongoing clinical studies of cellular lesions, which are skin conditions characterized by abnormal or undesired cellular structures located on, or in, the non-cellular dermal collagen.

In February 2021, we received 510(k) clearance from the U.S. Food and Drug Administration (FDA) for the CellFX System with initial clearance for a general dermatologic indication. Having obtained FDA clearance, we commenced a controlled launch in the U.S. with key opinion leaders (KOLs) in dermatology.

In addition, in January 2021, we received Conformité Européene (CE) marking approval for the CellFX System, which allows us to market the system in the European Union (EU). With CE mark approval, we initiated a controlled launch to medical practices within the EU for the treatment of general dermatologic conditions, including Sebaceous Hyperplasia (SH), Seborrheic Keratosis (SK), and cutaneous non-genital warts.

The CellFX System is a tunable, software-enabled, console-based platform, and is designed to accommodate the clinical workflow preferred by dermatologists. The CellFX System currently includes a multi-use handpiece and an initial suite of five single use dermatology treatment tips. The CellFX treatment tips enable treatment of a variety of lesion sizes, from 1.5mm to 10mm square, and wirelessly connect to our CellFX System when they are plugged into the handpiece. This allows for the use of automated treatment settings based on the treatment tip being utilized.

The CellFX System and its component parts are engineered for volume manufacturing and the use of outsourced contract manufacturing partners to ensure our ability to meet anticipated demand while effectively managing underlying system costs that support a profitable sale of the CellFX System at competitive price points.

We have also designed an integrated cloud software infrastructure called CellFX CloudConnect™ to enable our innovative utilization-based business model that aligns the interests of patients, practices, and the Company. We believe physicians are receptive to our model (which contrasts with the currently-employed disposable and single-use-based medical device models) because our model charges physicians fixed costs per lesion and physicians can in turn charge patients on a per lesion basis, which we believe is also aligned with the patient’s preference. CellFX CloudConnect makes possible the wireless connectivity between the physician’s CellFX System, our e-commerce customer portal (CellFX Marketplace), practice management tools to track utilization data and other metrics, and our internal customer relationship management and enterprise resource planning software systems. CellFX CloudConnect also facilitates direct connectivity to the CellFX System for us to remotely perform software upgrades, as well as provide several service and maintenance functions in real-time. Because of this ability to streamline, be responsive, and reduce disruption to the clinician workflow, CellFX CloudConnect allows us to provide unprecedented support and enable practice growth for our customers.

Our Proprietary Nano-Pulse Stimulation Technology Platform

Our proprietary CellFX System leverages our patented NPS technology platform. NPS technology is characterized by ultrafast electrical energy pulses, with pulse durations from billionths up to a millionth of a second. When applied to targeted tissue, our NPS technology is designed to send energy pulses to cells in order to alter the function of the internal cellular organelles, including the mitochondria and endoplasmic reticulum, without disrupting extracellular tissue. We believe this leads to regulated cell death, a process exhibited by cells in the human body when they undergo stress and are unable to restore cellular homeostasis.

Our CellFX System is designed to function on the basis of a unique non-thermal mechanism of action that likely results in a biophysical disruption brought about by the tunable speed and amplitude of our NPS pulses interacting with the physical structure of cells. While our CellFX System delivers pulses that directly affect the internal organelles of cells, these pulses should not have significant functional effect on non-cellular tissue, such as collagen, a protein that forms the structural foundation of the skin. In short, with our proprietary CellFX System, we can deliver a cell-focused effect that we believe leads to regulated cell death while preserving surrounding non-cellular tissue, a combination that may potentially lead to highly differentiated treatment applications. Additionally, in the case of cancer, this regulated cell death process may result in immunogenic cell death that stimulates the immune system to mount a systemic immune response against antigens, or markers, in those cancer cells.

Our Strategy

Our objective is to advance our NPS technology platform into medical specialty areas where an optimal solution remains unfulfilled. We intend to commercialize novel, proprietary, and differentiated products that have the potential to significantly improve patient outcomes in the markets we intend to serve. To achieve this plan, we intend to:

•Demonstrate the unique benefits of our proprietary CellFX System and its unique non-thermal mechanism of action across a number of compelling applications.

oThe first introduction of the CellFX System focuses on serving dermatologists and other skin specialists as a new modality to address common, difficult-to-treat skin conditions that are cellular in nature. We have conducted and will continue to conduct numerous clinical studies, including studies in SK, the most common benign raised pigmented lesion, SH, a common but difficult-to-treat facial lesion, cutaneous non-genital warts, Basal Cell Carcinoma, the most common form of skin cancer, and acne.

•Commercialize our proprietary CellFX System and applications for its use across clinical indications cleared or approved in the U.S., EU, and Canada.

oIn February 2021, we received 510(k) clearance from the U.S. Food and Drug Administration for the CellFX System with initial clearance for a general dermatologic indication.

oIn January 2021, we completed all treatments in an investigational device exemption (IDE) pivotal comparison study to evaluate the treatment of SH using the CellFX System, with the planned specific indication 510(k) submission as early as the end of the first quarter of 2021.

oIn January 2021, we received CE mark approval for the CellFX System and promptly initiated a controlled launch to medical practices within the EU for the treatment of general dermatologic conditions, including SH, SK, and cutaneous non-genital warts.

oIn November 2020, we submitted a Medical Device License application to Health Canada for the CellFX System after receiving the Medical Device Single Audit Program (MDSAP) certificate.

•Commence a controlled launch of the CellFX System among KOL physicians who specialize in high-end aesthetic procedures using devices, and build a foundation of clinical and commercial advocacy among this group to propel the first wave of early adopters

oThese controlled launch physicians and their practices have been carefully selected based on their reputations among their peers for clinical excellence, as well as their known influence on acceptance of new technologies. We expect that the first wave of early adopters will look to our controlled launch participants for guidance on their own CellFX purchase decisions and advice on integrating CellFX into a successful aesthetic dermatology practice.

•Expand utilization of the CellFX System with new applications and procedure optimization

oThe sale of each CellFX System as capital equipment and the utilization of each system are revenue-generating events. The treatment of each lesion (referred to as a cycle) constitutes a revenue event for the Company, as well as for the physician-user of the CellFX System. Providing additional evidence and/or regulatory clearances for new clinical conditions is expected to increase the potential for physicians to increase their procedure volumes and associated procedure fees, which in turn increases the number of cycles, or revenue events, for the existing installed base and increase the likelihood that additional physicians will purchase a CellFX System based on its expanded utility and revenue-generating potential.

oWe expect to conduct clinical studies on an ongoing basis to continue to demonstrate the value of our CellFX System across a growing list of valuable applications, for which we intend to seek regulatory approval or clearance for each specific indication. Specific indication labeling allows the Company to provide educational and promotional materials to our physician customers to enable them to promote specific applications to their patients. Based on the local regulations of each geographic market, the Company may also engage in cooperative marketing and advertising, under appropriate circumstances.

•Leverage the CellFX branding of cellular mechanism to drive expansion in dermatology and set the stage for future applications beyond dermatology

oWhile we are prioritizing cash-pay applications in the immediate term, the Company intends to invest in continued research with non-melanoma skin cancer and other medical applications with long-term value to expand users and usage. This includes evaluating reimbursement strategies and options for selected applications.

oThe significant investments in scientific and clinical programs in dermatology we have made over the last several years have given us unique insights and a deeper understanding of our cell-based, tissue-sparing platform technology that will inform and accelerate the use of NPS in other application areas within and outside of dermatology. This includes early pre-clinical and clinical work in areas such as otolaryngology, cardiology, and oncology.

Aesthetic Dermatology Procedure Market

We believe our CellFX System has high potential to offer improved clinical outcomes for a broad range of dermatologic conditions and aesthetic skin applications for which targeted clearance of cellular lesions or structures is medically or cosmetically desirable. Current dermatology procedures to remove lesions or undesired skin tissue typically involve either excision (e.g., surgery) or the use of heat (e.g., lasers or radiofrequency energy) or cold (e.g., cryoablation). The latter-mentioned thermal methods of tissue destruction affect both cellular and non-cellular tissue components indiscriminately, which can lead to collateral damage of the dermal foundation in the skin.

Based on the ability of our NPS mechanism to clear cellular structures while sparing the structural foundation of the skin, we believe there is a significant opportunity for our CellFX System in the growing aesthetic and medical dermatology market. In the U.S., according to the 2019 Survey on Dermatologic Procedures by the American Society for Dermatologic Surgery (ASDS), dermatologists performed nearly 14 million cosmetic and medically-necessary procedures, with 4.1 million cosmetic procedures performed using energy-based devices – an 18% increase from 2018 and a 106% increase from 2012. ASDS has also reported that consumers ranked their dermatologist as the #1 influencer of skin procedure decisions. We have worked closely with top KOLs in the aesthetic and medical dermatology field to identify those procedures and skin conditions in which our CellFX System and its unique NPS mechanism of action would offer a high value proposition.

Regarding prevalence of our intended initial dermatologic applications (SH, SK, and cutaneous non-genital warts), based on third-party surveys conducted among aesthetic physicians, an average of 200 patients per month in both the U.S. and the EU who visit aesthetic dermatology practices present with each of our initial dermatologic applications. Further, these surveys reported that patients place greater value on lesion removal procedures over other popular aesthetic procedures they currently receive and are willing to pay cash to treat multiple lesions in a single visit.

Initial Aesthetic Dermatology Applications

Sebaceous Hyperplasia

SH is a common, benign condition of sebaceous glands in adults of middle age or older. SH occurs when the sebaceous glands become enlarged, creating small, shiny, yellowish lesions or bumps, usually 2-4 millimeters in diameter and typically on the face. In a 2019 study conducted with U.S. dermatologists (n=304), physicians reported seeing on average 42 patients per week with SH, with 65% left untreated due to the lack of desirable outcomes with traditional treatment methods (e.g., electrocautery).

Results from our research have demonstrated that NPS has a unique ability to clear cellular structures located within the dermis of the skin, such as enlarged sebaceous glands that cause SH, without damaging the dermal foundation, making it a potentially unique and highly effective treatment modality for SH lesions and similar targets residing deeper within the dermis of the skin.

In our multi-center clinical studies to date, we have treated more than 1,000 SH lesions in more than 260 patients. As studies are ongoing, results to date indicate that NPS technology is effective for the treatment of SH. Over 80% of treated SH lesions were rated clear or mostly clear by investigators at the 60-day post treatment follow-up evaluation. In our latest study in which we evaluated whether the use of lower energy settings would maintain efficacy, results demonstrated that lower NPS energy levels maintained high efficacy while improving overall cosmetic effects, as well as higher patient satisfaction, compared to our first studies.

In January 2021, we completed all treatments in an IDE pivotal study to compare the safety and efficacy of the CellFX System to a comparator group, Electrodessication for the treatment of SH lesions, with the planned specific indication 510(k) submission as early as the end of the first quarter of 2021.

We believe that the successful treatment of SH lesions reflects a valuable commercial opportunity for our CellFX System in an area of unmet need and substantiates the unique ability of NPS pulses to penetrate the dermis and clear deeper cellular structures without damaging the surrounding dermis.

Seborrheic Keratosis

SK is one of the most common non-cancerous skin growths in older adults. SK usually appear as a brown, black, or light tan growth on the face, chest, shoulders, or back and has a waxy, scaly, slightly elevated appearance. SK are normally painless, and patients often seek to have them removed if they become irritated by clothing or for cosmetic reasons. Based on 2019 research, dermatologists in the U.S. report seeing 84 patients with SK each week, with 52% left untreated despite having available treatment options (e.g., cryosurgery).

During 2017 and 2018 we conducted a multi-center clinical study evaluating the safety and efficacy of NPS technology for the treatment of SK. Results from our clinical study, including 58 patients and 174 treated SK lesions, indicate that a single NPS treatment is effective for the treatment of SK. 82% of treated SK lesions were rated clear or mostly clear by investigators at the 106-day post treatment follow-up evaluation. Patients in the study rated 78% of treatment outcomes as satisfied or mostly satisfied.

We believe that the results of this clinical study provide support to pursue commercial opportunities for the CellFX System in the treatment of SK.

Cutaneous, Non-Genital Warts

Non-genital warts are an extremely common, benign skin disease caused by infection of epidermal cells with the human papillomavirus (HPV), resulting in cell proliferation and a thickened, warty papule on the skin. Common warts are most often seen on the hands and present as skin-colored papules with a rough, scaly surface. Flat warts are most often seen on the backs of the hands and on the legs. They appear as slightly elevated, small plaques that are skin-colored or light brown. Plantar warts occur on the soles of the feet and look like very thick callouses.

During 2020 we initiated a 62-patient, multi-center clinical pivotal study evaluating the safety and efficacy of our CellFX System for the treatment of non-genital cutaneous warts. Results from this study showed favorable outcomes of 80% clearance rate for warts on the hands, leg, knee, and neck, with rapid skin recovery and a low rate of residual skin effects. We have now enrolled and treated the first patients in a pivotal comparison study with cryoablation to evaluate the treatment of cutaneous non-genital warts using the CellFX System.

Future Dermatology Application Feasibility Studies

We expect to conduct clinical studies on an ongoing basis to continue to evaluate clinical opportunities for, and demonstrate the value of, our CellFX System across a growing list of valuable indications, including:

Acne

During early 2019 we initiated a multi-center clinical feasibility study evaluating the safety and efficacy of our CellFX System for the treatment of acne on the back. Back acne is characterized by eruptions of pimples, pustules, blackheads, and/or cysts, often on the upper back, and is generally caused by the same factors that trigger facial acne, namely overactive sebaceous glands that lead to the proliferation of acne related bacteria. Our unique ability to target the sebaceous gland, as evidenced by the impressive results from our SH studies, led our dermatology advisory board to encourage us to pursue a feasibility study in acne, based on the role of the sebaceous glands in chronic acne eruptions.

Syringoma

These small, benign lesions are usually found on the eyelids and upper cheeks and appear as small yellowish or skin-colored bumps that grow to between 1 and 3 millimeters. Syringomas are growths resulting from overactive cells in the sweat glands, which reside in the mid-dermis. With the effectiveness of the CellFX System when targeting other mid-dermal cellular structures such as the sebaceous gland, and with affirmation from our dermatology advisory board, we initiated a clinical feasibility study during 2020 to evaluate the safety and efficacy of our CellFX System for treatment of syringoma outside the orbital rim.

Nano-Pulse Stimulation-Initiated Immunogenic Cell Death

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

During 2018 we commenced a clinical biomarker study to evaluate the CellFX System and NPS technology in Basal Cell Carcinoma (BCC), the most prevalent form of skin cancer. We believe BCC represents a bridge between our developments in dermatology and those in oncology. This is our first human study in cancer, and it will allow us to look at both the ability of the CellFX System and NPS pulses to treat BCC lesion cells and the immune response changes as a result of treatment. This is not a therapeutic endpoint study, but it is an important first step that enables us to move quickly to demonstrate safety and NPS technology effect in treating skin cancer while providing necessary information to inform decisions relative to next steps towards a follow-on study aimed at a therapeutic endpoint.

Safety Profile of Our NPS Technology Platform

During the course of conducting human clinical studies in dermatology with the NPS platform to support an FDA filing at leading dermatology research centers across the U.S., no serious adverse events have been reported and patient tolerance to the procedure has been very high. A histological study of treated human tissue examined by experts in dermatopathology revealed a unique and consistent cell-specific non-thermal mechanism of action and a predictable healing response that spared non-cellular dermal tissue across a wide range of skin types and patient demographics.

Commercialization Strategy

We have selected 75 centers across the U.S. and the EU to be the first physicians to launch the CellFX System and the associated CellFX commercial procedures into their respective markets and geographies. With FDA clearance and CE mark approval, in February 2021 we initiated controlled launch programs in the U.S. and the EU. The commercialization strategy for our CellFX System consists of the following:

•We will introduce the CellFX System, with its innovative mechanism of action to clear a broad range of cellular-based dermatologic conditions, to influential physicians who specialize in high-end aesthetic procedures to offer their aesthetically-oriented patients a potentially superior procedure to clear burdensome, hard-to-treat skin lesions.

•We will offer the CellFX System as a utilization-based model for physician users, with variable revenue per cycle (i.e., per lesion treated). As new applications are introduced, system utilization increases as does revenue generated from cycles.

•We have built a sales and marketing team comprised of professionals with deep experience in delivering products and applications into the aesthetic dermatology market and have long-standing relationships with the KOLs, clinics, and customers. We plan to scale our sales and marketing infrastructure along with the growth of the business.

•We will continue to conduct clinical studies and work with our KOLs to pursue additional applications for which our cell specific mechanism of action is enabling. We have already begun our evaluation for the treatment of acne and basal cell carcinoma. Our application development pipeline continues to reveal additional target applications that have ability to add to the utilization potential of our future growing installed base.

We believe a knowledgeable sales team who can convey and assist the clinician in delivering the value of our CellFX System to patients, success of early adopter KOLs, and the increasing utility of our CellFX System with meaningful clinical data greatly enhances our ability to attract customers and promote ongoing utilization of installed systems.

Intellectual Property

We maintain a portfolio of intellectual property surrounding our CellFX System and our NPS technology platform. As a medical technology company our current patents and ongoing intellectual property development are, and will continue to be, a priority for our business. We believe our intellectual property is an important competitive advantage for us. We also rely on trade secrets, know-how, continuing technological innovations, and licensing opportunities to further develop, maintain, and strengthen our competitive position. We actively protect our intellectual property through a combination of patent registrations, trademarks, and copyright protections; confidentiality agreements with our employees, consultants, and other parties; and access control to sensitive information.

We own or have a license to 111 issued patents worldwide and have 98 patent applications pending worldwide, with the earliest expiration of a U.S.-issued licensed patent in 2021 and the latest in 2039. As in the past, we plan to continue to file new patent applications to protect our systems, algorithms, applicators, methods, and designs of our technologies and products as they evolve. Medical technologies such as ours may be utilized in many different applications and incorporate several patentable features, and our strategy will be to always strive to protect our products and technologies with multiple patents directed to the variety of features and applications, in order to establish a strong defense against competitors and such that an expiration of a single patent does not lessen our overall comprehensive coverage. We believe our NPS platform and current CellFX System are protected by several issued patents, as well as pending applications.

Research and Development

Since inception, the majority of our business has focused on the development of our CellFX System and earlier clinical versions of the system, conducting clinical studies, including dermatology studies in SK, SH, warts, acne, moles, and BCC, and pre-clinical and basic research into the unique mechanism of action of our NPS technology platform. We have recently obtained regulatory approvals for our CellFX System but have not yet recognized revenue from our technology.

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

Competition

The applications we intend to target are subject to intense competition from rapidly evolving companies and new scientific discoveries. We compete against well-established incumbent technologies offering products in oncology, dermatology and aesthetics, minimally invasive procedures, and veterinary applications. Given the broad scope of our technology, we face competition ranging from large manufacturers with multiple business lines to small companies with focused products, as well as providers of other medical therapies and therapeutics for conditions that our products are intended to treat. Some of these companies currently have greater financial, technical, research, and/or other resources than we do and have larger and more established manufacturing capabilities and marketing, sales, and support functions. Our future success will depend on our ability to establish and maintain a competitive position in current and future technologies. Our technology is unique and differentiated in that NPS technology can influence many cellular functions depending on the energy applied. When it is used to stimulate primarily regulated cell death, we believe it would be less traumatic to treated tissue and would result in less scarring or collateral damage to surrounding tissues.

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

Class I and Class II devices are considered low and moderate risk devices. Most Class I devices are exempt from premarket notification. Most Class II devices require 510(k) clearance from the FDA in order to be marketed in the U.S. A 510(k) Premarket Notification is a premarket submission made to the FDA to demonstrate that the device to be marketed is substantially equivalent to a legally marketed Class II device, or a predicate. Companies making a 510(k) submission must compare their 510(k)-candidate device to a predicate device and establish substantial equivalence to the satisfaction of FDA. A device previously cleared under 510(k) or a device approved through a de novo application can be used as a predicate device for later developed substantially equivalent medical devices. However, establishing substantial equivalence in a 510(k) submission requires the candidate device to have the same intended use and the same technological characteristics as a predicate device. The FDA has a 90-calendar day review goal from the date of receipt of the 510(k) to either authorize or decline commercial distribution of the device, but clearance generally takes longer than 90 days. During the review process, the FDA may also request additional information which extends the review process. If the FDA decides that the product is not substantially equivalent to a predicate device, a clearance will not be granted, and the device cannot be commercialized. If a 510(k) submission is rejected by FDA, the applicant may be required to seek premarket authorization through the de novo pathway or the premarket approval pathway, which are more costly and will generally take longer for FDA approval.

Medical devices regarded as the highest risk by the FDA are typically designated Class III and generally require the submission of a PMA application for approval. Class III devices generally include life-sustaining, life-supporting, or implantable devices or devices without a known predicate technology already approved by the FDA. A PMA application must be accompanied by substantial data that supports the reasonable safety and efficacy of the device, which includes the provision of pre-clinical, clinical, technical, manufacturing, and labeling information. After the FDA determines the application is sufficiently complete to commence a substantive review, it has 180 days to review the submission, but it can typically take longer (up to several years) as this regulatory body can request additional data, including clinical data or clarifications. The FDA may also impose additional regulatory scrutiny for a PMA, including the institution of an outside advisory committee (panel review) to assess the application or provide recommendations as to whether to approve the device. Although the FDA is not required to follow the recommendation of an advisory panel, it generally does. As part of the review, the FDA will also inspect the manufacturing operations of the company requesting approval to verify compliance with Quality System regulations.

If a new medical device does not qualify for the 510(k) premarket notification process because no predicate device to which it is substantially equivalent can be identified, the device is automatically classified into Class III. The Food and Drug Administration Modernization Act of 1997 established a new route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification process. This process allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and efficacy of the medical device. The FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk and requires PMA or that general controls would be inadequate to control the risks and special controls cannot be developed.

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

Pervasive and Continuing Regulation

After a device is placed on the market with FDA clearance or approval, numerous FDA regulatory requirements continue to apply. These include:

•the FDA’s Quality System Regulation (QSR) which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation, and other quality assurance procedures during all aspects of the manufacturing process;

•labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved, or off-label uses;

•medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur; and

•post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and efficacy data for the device.

The FDA has broad post-market and regulatory enforcement powers, and we must comply with the post-market surveillance regulations, including medical device reporting regulations. We are required to report to the FDA information if a device has, or may have, caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury, if the malfunction of the device or one of our similar devices were to recur. If we fail to report events required to be reported to the FDA within the required timeframes, or at all, the FDA could take enforcement action and impose sanctions against us. Any such adverse event involving our products also could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, would require our time and capital, distract management from operating our business, and may harm our reputation and have a material adverse effect on our business, financial condition, and results of operations.

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

Failure to comply with applicable regulatory requirements can result in enforcement action by FDA, which may include any of the following sanctions:

•warning letters, fines, injunctions, consent decrees, and civil penalties;

•repair, replacement, refunds, recall, or seizure of our products;

•operating restrictions, partial suspension, or total shutdown of production;

•refusing our requests for 510(k) clearance or premarket approval of new products, new intended uses, or modifications to existing products;

•withdrawing 510(k) clearance or premarket approval that has already been granted; and

•criminal prosecution.

Regulatory System for Medical Devices in Europe

The EU consists of 28-member states and has a coordinated system for the authorization of medical devices. Marketing medical devices in the EU is subject to compliance with the Medical Devices Directive 93/92/EEC (MDD) and the European Union Medical Device Regulation (2017/745 or EU MDR) following its entry into application on May 26, 2020. A medical device may be placed on the market within the EU only if it conforms to certain “essential requirements” and bears the CE Mark. The most fundamental and essential requirement is that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the essential performance(s) intended by the manufacturer and be designed, manufactured, and packaged in a suitable manner.

Manufacturers must demonstrate that their devices conform to the relevant essential requirements through a conformity assessment procedure. The nature of the assessment depends upon the classification of the device. The classification rules are mainly based on three criteria: the length of time the device is in contact with the body, the degree of invasiveness, and the extent to which the device affects the anatomy. Conformity assessment procedures for all but the lowest risk classification of device involve a notified body. Notified bodies are often private entities and are authorized or licensed to perform such assessments by government authorities. Manufacturers usually have some flexibility to select a notified body for the conformity assessment procedures for a particular class of device and to reflect their circumstances, e.g., the likelihood that the manufacturer will make frequent modifications to its products. Conformity assessment procedures require an assessment of available clinical evidence, literature data for the product, and post-market experience in respect of similar products already marketed. Notified bodies also may review the manufacturer’s quality systems. If satisfied that the product conforms to the relevant essential requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity and application of the CE Mark. Application of the CE Mark allows the general commercializing of a product in the EU. The product can also be subjected to local registration requirements depending on the country.

The EU MDR, which repealed and replaced the MDD, entered into force on May 25, 2017 with a transition period extending until May 26, 2021. The EU MDR clearly envisages, among other things, stricter controls of medical devices, including strengthening of the conformity assessment procedures, increased expectations with respect to clinical data for devices, and pre-market regulatory review of high-risk devices. The EU MDR also envisages greater control over notified bodies and their standards, increased transparency, more robust device vigilance requirements, and clarification of the rules for clinical investigations. Under transitional provisions, medical devices with notified body certificates issued under the MDD prior to May 26, 2020, and which have not been significantly changed, may continue to be placed on the market for the remaining validity of the certificate, until May 27, 2024 at the latest. After the expiry of any applicable transitional period, only devices that have been CE marked under the EU MDR may be placed on the market in the EU.

Health Insurance Portability and Accountability Act

The Health Insurance Portability and Accountability Act of 1996 (HIPAA) impacts the transmission, maintenance, use, and disclosure of certain individually identifiable health information (referred to as protected health information, or PHI). Since HIPAA was enacted in 1996, numerous implementing regulations have been issued, including, but not limited to: (1) standards for the privacy of individually identifiable health information (the Privacy Rule), (2) standards to protect the confidentiality, integrity and security of electronic protected health information (the Security Rule), (3) standards for electronic transactions, (4) a standard unique national provider identifier for providers and health plans, and (5) the HHS Breach Notification Rule. We refer to these rules, as well as similar state laws that may be applicable to our operations, as the HIPAA Rules. The U.S. Department of Health and Human Services (HHS) has also issued regulations governing the enforcement of the HIPAA Rules, the violation of which potentially includes significant criminal and civil penalties. Furthermore, many states have similar laws and regulations that may be applicable to our operations, including but not limited to state data security breach requirements.

The HIPAA Rules apply to “covered entities”, which includes healthcare providers who conduct certain transactions electronically, including but not limited to the electronic submission of health care claims to an insurance carrier.

On February 17, 2009, Congress enacted Subtitle D of the Health Information Technology for Economic and Clinical Health Act (HITECH) provisions of the American Recovery and Reinvestment Act of 2009. This law includes strengthened federal privacy and security provisions to protect PHI, such as the notification requirements set forth in the Breach Notification Rule. On January 25, 2013, the Office for Civil Rights of the HHS published its final rule to modify the HIPAA Privacy, Security, Breach and Enforcement Rules, including most revisions/additions made by the HITECH. The rule became effective on March 23, 2013, and entities and business associates covered by the rule were required to comply with most of the applicable requirements by September 23, 2013. HITECH increased the civil and criminal penalties that may be imposed against Covered Entities, their Business Associates, and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions.

In addition to the federal privacy regulations, there are a number of state laws regarding the privacy and security of health information and personal data that are applicable to clinical laboratories. The compliance requirements of these laws, including additional breach reporting requirements, and the penalties for violation vary widely and new privacy and security laws and regulations in this area are evolving and may be adopted in the future. We provide services to customers who are regulated entities under HIPAA and the HIPAA Rules, and we have taken steps to comply with health information privacy and security statutes and regulations in all jurisdictions, both state and federal, that apply to us. However, we may not be able to maintain compliance in all jurisdictions where we do business, and even if we are compliant, we may face allegations that we are not. Any actual or alleged failure to maintain compliance, or changes in state or federal laws regarding privacy or security, could result in regulatory investigations, enforcement actions, and civil and/or criminal penalties and could have a material adverse effect on our business.

If we or our operations are found to be in violation of HIPAA, HITECH, or their implementing regulations, we may be subject to penalties, including civil and criminal penalties, fines, and exclusion from participation in U.S. federal or state health care programs, and the curtailment or restructuring of our operations.

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

Anti-Kickback Statutes. The federal healthcare programs’ Anti-Kickback Statute prohibits persons or entities from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program such as Medicare or Medicaid.

The definition of “remuneration” has been broadly interpreted to include anything of value, including, for example, gifts, certain discounts, the furnishing of free supplies, equipment or services, credit arrangements, payment of cash, and waivers of payments. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration for inducing referrals of federal healthcare covered businesses, a violation of the statute can be found. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment, and possible exclusion from Medicare, Medicaid, and other federal healthcare programs. In addition, a kickback violation can serve as a predicate for a violation under the Federal False Claims Act, discussed in more detail below.

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

Government officials have focused their enforcement efforts on the marketing of healthcare services and products, among other activities, and recently have brought cases against companies, and certain individual sales, marketing, and executive personnel, for allegedly offering unlawful inducements to potential or existing customers in an attempt to procure their business.

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

When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $11,463 and $22,927 for each separate instance of false claim, subject to adjustment for inflation. As part of any settlement, the government may ask the entity to enter into a corporate integrity agreement, which imposes certain compliance, certification, and reporting obligations. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The federal government has used the False Claims Act to assert liability on the basis of inadequate care, non-compliance with medical necessity criteria, kickbacks and other improper referrals, and improper use of Medicare numbers when detailing the provider of services, in addition to the more predictable allegations as to misrepresentations with respect to the services rendered. In addition, the federal government has prosecuted companies under the False Claims Act in connection with off-label promotion of products. Our future activities relating to the reporting of wholesale or estimated retail prices of our products, the reporting of discount and rebate information, and other information affecting federal, state, and third-party reimbursement of our products and the sale and marketing of our products may be subject to scrutiny under these laws.

While we are unaware of any current matters, we are unable to predict whether we will be subject to actions under the False Claims Act or a similar state law, or the impact of such actions. However, the costs of defending such claims, as well as any sanctions imposed, could significantly affect our financial performance.

The Sunshine Act. The Physician Payment Sunshine Act (the Sunshine Act), which was enacted as part of the Affordable Care Act, requires applicable manufacturers and certain distributors of prescription drugs, devices, biologics or other medical supplies available for coverage by Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Secretary of HHS: (i) payments or other transfers of value made by that entity, or by a third party as directed by that entity, to physicians and teaching hospitals or to third parties on behalf of physicians or teaching hospitals; and (ii) physician ownership (including immediate family ownership) and investment interests in the entity. The statute requires the federal government to make reported information available to the public starting September 2014, which it has. Failure to comply with the reporting requirements can result in significant civil monetary penalties ranging from $1,000 to $10,000 for each payment or other transfer of value that is not reported (up to a maximum per annual report of $150,000) and from $10,000 to $100,000 for each knowing failure to report (up to a maximum per annual report of $1.0 million). Additionally, there are criminal penalties if an entity intentionally makes false statements in such reports. Upon commercialization, if physicians use our products for procedures that are reimbursed by Medicare, Medicaid or the Children’s Health Insurance Program, we may be subject to the Sunshine Act and the information we disclose may lead to greater scrutiny, which may result in modifications to established practices and additional costs. Additionally, similar reporting requirements have also been enacted on the state level domestically, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with healthcare professionals.

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

International Laws. In Europe, various countries have adopted anti-bribery laws providing for severe consequences, in the form of criminal penalties and/or significant fines, for individuals and/or companies committing a bribery offense. Violations of these anti-bribery laws, or allegations of such violations, could have a negative impact on our business, results of operations, and reputation. For instance, in the United Kingdom, under the Bribery Act 2010, which went into effect in July 2011, a bribery occurs when a person offers, gives, or promises to give a financial or other advantage to induce or reward another individual to improperly perform certain functions or activities, including any function of a public nature. Bribery of foreign public officials also falls within the scope of the Bribery Act 2010. Under the new regime, an individual found in violation of the Bribery Act of 2010, faces imprisonment of up to 10 years. In addition, the individual can be subject to an unlimited fine, as can commercial organizations for failure to prevent bribery.

There are also international privacy laws that impose restrictions on the access, use, and disclosure of health information. All of these laws may impact our business. Our failure to comply with these privacy laws or significant changes in the laws restricting our ability to obtain required patient information could significantly impact our business and our future business plans.

U.S. Healthcare Reform

Changes in healthcare policy could increase our costs and subject us to additional regulatory requirements that may interrupt commercialization of our current and future solutions. Changes in healthcare policy could increase our costs, decrease our revenues, and impact sales of and reimbursement for our current and future solutions. The Affordable Care Act substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts our industry. The Act contains a number of provisions that impact our business and operations, some of which in ways we cannot currently predict, including those governing enrollments in federal healthcare programs and reimbursement changes.

There will continue to be proposals by legislators at both the federal and state levels, regulators, and third-party payors to reduce costs while expanding individual healthcare benefits. Certain of these changes could impose additional limitations on the prices we will be able to charge for our current and future solutions or the amounts of reimbursement available for our current and future solutions from governmental agencies or third-party payors. While in general it is too early to predict specifically what effect the Affordable Care Act and its implementation or any future healthcare reform legislation or policies will have on our business, current and future healthcare reform legislation and policies could have a material adverse effect on our business and financial condition.

Environmental

We are subject to federal, state, and local laws, rules, regulations, and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling, and disposal of certain hazardous and potentially hazardous substances used in connection with our operations. Although we believe that we have complied with these laws and regulations in all material respects and, to date, have not been required to take any action to correct any noncompliance, there can be no assurance that we will not be required to incur significant costs to comply with environmental regulations in the future.

Insurance

We maintain product and clinical trial liability insurance coverage which includes a maximum of per claim and annual aggregate policy limits, subject to self-insured retentions. The policy covers, subject to policy conditions and exclusions, claims of bodily injury and property damage from any product manufactured by us or from trial-related adverse events.

The Company determined not to renew its director and officer liability insurance policies due to disproportionately high premiums quoted by insurance companies. Instead, Robert W. Duggan, principal stockholder and Chairman of our board of directors, and the Company entered into a letter agreement, dated May 12, 2020, pursuant to which Mr. Duggan agreed with the Company to personally provide indemnity coverage on substantially the same terms as the Company’s prior coverage program for a one-year period. The other members of our board of directors are third-party beneficiaries under the agreement. Refer to Note 9 to the financial statements for additional details of the agreement.

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

Employees and Human Capital

As of December 31, 2020, we had 95 employees, of which substantially all are located at our headquarters in Hayward, California. Of these employees, 62 were engaged in research and development activities, and 33 were engaged in general and administrative activities.

Talent Acquisition and Development. We are committed to providing a respectful work environment to our diverse workforce. We provide equal employment opportunities to all persons regardless of race, age, color, gender, sexual orientation, national origin, physical or mental disability, religion, or any other characteristic protected by federal, state, or local law.

We believe our employees are essential to our success and our ability to attract, develop, and retain key talent is a vital part of that. Our philosophy is to both develop talent from within and to strategically recruit key external talent. Our overall talent acquisition and retention strategy is designed to attract and retain diverse and qualified candidates to enable the success of the Company and achievement of our performance goals. The skills, experience and industry knowledge of key employees significantly benefit our operations and performance.

Compensation and Benefits Program. Our compensation program is designed to attract, motivate, and retain talented individuals who possess the skills necessary to support our business and contribute to our strategic goals, creating long-term value for our stockholders. We provide employees with competitive compensation packages that include base salary, annual incentive bonuses, 401(k), and equity awards tied to the value of our stock price. Our comprehensive benefits package also includes medical, dental, vision, life and disability plans, and an employee assistance program.

Wellness and Safety. The health and safety of our employees is of utmost importance to us. In response to the COVID-19 pandemic, we are requiring all of our employees to work remotely unless they cannot perform their essential functions remotely and have also suspended all non-essential travel for our employees. For the employees who are unable to perform their essential functions remotely, we have established extensive policies and guidelines which are designed to protect those individuals while they are physically in our offices.

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

Additionally, we use our website as a channel for distribution of important company information. Important information, including press releases, analyst presentations and financial information regarding us, as well as corporate governance information, is routinely posted and accessible on the “Investor Relations” section of the website, which is accessible by clicking “Investors” on our website home page.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report, including our financial statements and related notes, which could have a material adverse effect on our business, financial condition, results of operations, and prospects. The risks described below are not the only risks facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition, results of operations, and prospects. In addition, the impact of COVID-19 and any worsening of the economic environment may exacerbate the risks described below, any of which could have a material impact on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

Summary

Our business is subject to numerous risks and uncertainties that you should consider before investing in our common stock. These risks are described more fully below and include, but are not limited to, risks relating to the following:

•Limited operating history and lack of revenue producing operations

•Lack of product revenue

•Our ability to obtain sufficient funding

•Our ability to comply with covenants under our indebtedness

•Fluctuation of our operating results

•Competition within our industry

•Health epidemics, including the coronavirus pandemic

•Reliance on third parties

•Loss of key management personnel

•Security breaches, loss of data, and other disruptions to us or our third-party service providers that could compromise sensitive information

•Potential product liability lawsuits and other litigation

•Timing, unpredictability, and expense of clinical development process

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

•Safety and effectiveness of our product candidates, and potential adverse side effects

•Failure to obtain broad adoption of our CellFX System and NPS technology

•Enrollment of patients in our clinical trials

•Ability to obtain an adequate level of reimbursement by Medicare and other third-party payers

•Protection of intellectual property, potential litigation related to intellectual property, and obligations under intellectual property agreements

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

We currently have no product revenue and may never become profitable.

To date, we have not generated revenue and have historically relied on financing from the sale of equity securities to fund our operations. We expect that our future financial results will depend primarily on our success in launching, selling, and supporting our therapies and treatments utilizing our CellFX System or other products based on our NPS technology. We expect to expend significant resources on hiring of personnel, continued scientific and product research and development, potential product testing and pre-clinical and clinical investigation, intellectual property development and prosecution, marketing and promotion, capital expenditures, working capital, general and administrative expenses, and fees and expenses associated with our capital raising efforts. We expect to incur costs and expenses related to consulting costs, laboratory development costs, hiring of scientists, engineers, sales representatives, and other operational personnel, and the continued development of relationships with potential partners. We are incurring significant operating losses, we expect to continue to incur additional losses for at least the next several years, and we cannot assure you that we will generate revenue or be profitable in the future. There are no assurances that our future products will be cleared or approved or become commercially viable or accepted for use. Even with commercially viable applications of our technology, which may include licensing, we may never recover our research and development expenses.

Investment in medical technology is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product will fail to demonstrate adequate efficacy or clinical utility. Investors should evaluate an investment in us in light of the uncertainties encountered by developing medical technology companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could adversely affect the market price of our common stock and could significantly impair our ability to raise capital, expand our business, or continue to implement our business plan.

If we are unable to obtain sufficient funding, we may be unable to execute our business plan and fund operations. We may not be able to obtain additional financing on commercially reasonable terms, or at all. Our existing indebtedness, as well as any future indebtedness, has resulted in and may result in increased fixed payment obligations and certain covenants.

We have experienced operating losses, and we may continue to incur operating losses for the next several years as we implement our business plan. Currently, we have no revenue and, although we have received funding in the form of a loan from Robert W. Duggan, Chairman of our board of directors, and also implemented an at-the-market equity offering program, do not have arrangements in place for all the anticipated financing that would be required to fully implement our business plan. Our prior losses combined with expected future losses, have had, and will continue to have, for the foreseeable future, an adverse effect on our stockholders’ equity and working capital.

We will need to raise additional capital in order to continue to execute our business plan. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to us. If we are unable to raise sufficient additional funds, we will have to scale back our operations. The ongoing COVID-19 pandemic and resulting negative impact on the global macroeconomic environment and capital markets may make it more difficult for us to raise additional funds. We have incurred and may further incur additional debt, including the debt recently incurred through the entry into a term loan agreement (Loan Agreement) with Mr. Duggan, for a loan from Mr. Duggan to us of an aggregate principal amount of $41 million. We may not have sufficient cash to make required payments under the terms of this debt, and, should this occur, debt holders have rights senior to common stockholders to make claims on our assets.

We cannot give any assurance that we will be able to obtain all the necessary funding that we may need. In addition, we believe that we will require additional capital in the future to fully develop our technologies and planned products, or other future products to commercial launch. We have pursued and may pursue additional funding through various financing sources, including the private sale of our equity securities, debt financings, our an at-the-market equity offering program, licensing fees for our technology, joint ventures with capital partners, and project type financing. If we raise funds by issuing equity or equity-linked securities, dilution to some or all our stockholders will result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. We also may seek government-based financing, such as development and research grants. There can be no assurance that funds will be available on commercially reasonable terms, if at all.

Our existing indebtedness has resulted in increased fixed payment obligations, and has imposed certain covenants, such as limitations on our ability to incur additional debt. Any future indebtedness could further increase our fixed payment obligations and could impose additional covenants, including, further limitations on our ability to incur additional debt, limitations on our ability to issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish, or license to a third party on unfavorable terms, our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves or reserve certain opportunities for future potential arrangements when we might otherwise be able to achieve more favorable terms. In addition, we may be forced to work with a partner on one or more of our products or market development programs, which could lower the economic value of those programs to us.

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

Our outstanding Loan Agreement contains covenants that may limit our operating flexibility.

Our Loan Agreement with Mr. Duggan subjects us to certain affirmative and negative covenants, including limitations on our ability to transfer or dispose of assets, merge with or acquire other companies, and incur additional indebtedness and liens.  As a result of these covenants, we have certain limitations on the manner in which we can conduct our business, and we may be restricted from engaging in favorable business activities or financing future operations or capital needs until our current debt obligations are paid in full or we obtain the consent of Mr. Duggan, which we may not be able to obtain. We may not be able to generate sufficient cash flow or revenue to pay the principal and interest on our debt. In addition, upon the occurrence of an event of default under the Loan Agreement, Mr. Duggan, among other things, can declare all indebtedness due and payable immediately, which would adversely impact our liquidity and reduce the availability of our cash flows to fund working capital needs, capital expenditures and other general corporate purposes.

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

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control and may be difficult to predict, including:

•the timing and cost of, and level of investment in, research, development, and commercialization activities relating to our product and product candidates, which may change from time to time;

•the timing of receipt of approvals or clearances for our product candidates from regulatory authorities in the U.S. or internationally;

•the timing and status of enrollment for our clinical trials;

•coverage and reimbursement policies with respect to our product and product candidates, including the degree to which treatments using our products are covered and receive adequate reimbursement from third-party payors, and potential future drugs or devices that compete with our products;

•the cost of manufacturing our product, as well as building out our supply chain, which may vary depending on the quantity of production and the terms of our agreements with manufacturers;

•expenditures that we may incur to acquire, develop or commercialize additional product candidates and technologies;

•the level of demand for our product and any product candidates, if approved or cleared, which may vary significantly over time;

•litigation, including patent, employment, securities class action, stockholder derivative, general commercial, and other lawsuits;

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

The medical technology, medical device, biotechnology, and pharmaceutical industries are characterized by intense and dynamic competition to develop new technologies and proprietary therapies. We face competition from a number of sources, such as pharmaceutical companies, medical device companies, generic drug companies, biotechnology companies, and academic and research institutions. We may find ourselves in competition with companies that have competitive advantages over us, such as:

•significantly greater name recognition;

•established relations with healthcare professionals, customers, and third-party payers;

•greater efficacy or better safety profiles;

•established distribution networks;

•additional lines of products, and the ability to offer rebates, higher discounts, or incentives to gain a competitive advantage;

•greater experience in obtaining patents and regulatory approvals for product candidates and other resources;

•greater experience in conducting research and development, manufacturing, clinical trials, obtaining regulatory approval for products, and marketing approved products; and

•greater financial and human resources for product development, sales and marketing, and patent litigation.

We may also face increased competition in the future as new companies enter our markets and as scientific developments surrounding electro-signaling therapeutics continue to accelerate. While we will seek to expand our technological capabilities to remain competitive, research and development by others may render our technology or product candidates obsolete or noncompetitive or result in treatments or cures superior to any therapy developed by us. In addition, certain of our product candidates may compete with other dermatological products, including over the counter (OTC) treatments, for a share of some patients’ discretionary budgets and for physicians’ attention within their clinical practices. Even if a generic product or an OTC product is less effective than our product candidates, a less effective generic or OTC product may be more quickly adopted by physicians and patients than our competing product candidates based upon cost or convenience. As a result, we may not be able to compete effectively against current and potential future competitors or their devices and products.

We may rely on third parties for our sales, marketing, manufacturing and/or distribution, and these third parties may not perform satisfactorily.

To be able to commercialize our planned products, we may elect to internally develop aspects of sales, marketing, large-scale manufacturing, or distribution, or we may elect to utilize third parties with respect to one or more of these items. Our reliance on these third parties may reduce our control over these activities; however, reliance on third parties does not relieve us of our responsibility to ensure compliance with all required legal, regulatory, and scientific standards. These third parties may be adversely impacted by COVID-19 which could affect their ability to perform satisfactorily. Any failure of these third parties to perform satisfactorily and in compliance with relevant laws and regulations could lead to delays in the development of our planned products, including delays in our clinical trials, or failure to obtain regulatory approval for our planned products, or failure to successfully commercialize our planned products or other future products. Some of these events could be the basis for FDA or other regulatory action, including injunction, recall, seizure, or total or partial suspension of production.

We have not yet commenced revenue-producing operations and may be unsuccessful in earning revenues. We believe that developing the commercialization aspects of a company will take a substantial amount of capital and commitment of time and effort. We may seek development and marketing partners and license our technology to others in order to avoid our having to provide the marketing, manufacturing, and distribution capabilities within our organization. There can be no assurance that we will find any development and marketing partners or companies that are interested in licensing our technology. If we are unable to establish and maintain adequate sales, marketing, manufacturing, and distribution capabilities, independently or with others, we will not be able to generate product revenue, and may not become profitable.

If we lose key management personnel, our ability to identify, develop and commercialize new or next generation product candidates will be impaired, could result in loss of markets or market share and could make us less competitive.

We are highly dependent upon the principal members of our management team, including our Chief Executive Officer, Darrin Uecker, and members of our finance, sales, marketing, scientific, and engineering teams. These persons have significant experience and knowledge with sub-microsecond pulsed electric fields and more broadly in aesthetics, dermatology, life sciences, and medical technologies. The loss of any team member could impair our ability to design, identify, and develop new intellectual property and new scientific or product ideas. The loss of a key employee, the failure of a key employee to perform in his or her current position, or our inability to attract and retain skilled employees could result in our inability to continue to grow our business or to implement our business strategy. We compete for qualified management and scientific personnel with other life science companies, academic institutions, and research institutions. Our employees could leave our company with little or no prior notice and may be free to work for a competitor. If one or more of our senior executives or other key personnel were unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and other senior management may be required to divert attention from other aspects of the business. In addition, we do not have “key person” life insurance policies covering any member of our management team or other key personnel. The loss of any of these individuals or any inability to attract or retain qualified personnel, including scientists, engineers, and others, could prevent us from pursuing collaborations and materially and adversely affect our product development and introductions, business growth prospects, results of operations, and financial condition.

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

The life sciences industries are characterized by rapid and significant technological changes, frequent new product introductions and enhancements, and evolving industry standards. Our future success will depend on our ability to continually develop and then improve the products that we design and to develop and introduce new products that address the evolving needs of our customers on a timely and cost-effective basis. We also will need to pursue new market opportunities that develop as a result of technological and scientific advances. These new market opportunities may be outside the scope of our proven expertise or in areas which have unproven market demand. Any new products developed by us may not be accepted in the intended markets. Our inability to gain market acceptance of new products could harm our future operating results.

If we are unable to manage the anticipated growth of our business, our future revenue and operating results may be harmed.

We have experienced rapid growth in our business. Recent and future growth imposes significant added responsibilities on management, including the need to identify, recruit, train, and integrate additional employees. Rapid expansion in personnel could mean that less experienced people carry out our research and development activities, manufacture, market, and sell CellFX System and NPS therapies and treatments, which could result in inefficiencies and unanticipated costs, reduced quality, and disruptions to our operations. In addition, rapid and significant growth may strain our administrative and operational infrastructure, and the failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties could have a material adverse effect on our business, financial condition and results of operations and our ability to timely execute our business plan. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed.

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

Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, or those of our vendors, may be vulnerable to attacks by hackers or viruses or otherwise breached due to employee error, malfeasance or other activities. While we believe we have not experienced any such attack or breach, we, and our vendors may be unable to anticipate attacks, to implement adequate preventative or mitigation measures, to identify any attacks or incidents on a timely basis, or to remediate or otherwise address any attacks or incidents in a timely manner. If any such attack or other incident were to occur, our systems and networks would be compromised and the information we store on those systems and networks could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in a loss of intellectual property protection, legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and the California Consumer Privacy Act of 2018 (CCPA), which was enacted in June 2018 and became operative on January 1, 2020, or regulatory penalties, and could require substantial efforts to remediate and otherwise respond to the incident. The CCPA requires covered companies to, among other things, make certain enhanced disclosures related to California residents regarding our use or disclosure of their personal information, allow California residents to opt-out of certain uses and disclosures of their personal information without penalty, provide Californians with other choices related to personal data in our possession, and obtain opt-in consent before engaging in certain uses of personal information relating to Californians under the age of 16. The California Attorney General may seek substantial monetary penalties and injunctive relief in the event of our non-compliance with the CCPA. The CCPA also allows for private lawsuits from Californians in the event of certain data breaches. Certain aspects of the CCPA and its interpretation remain uncertain, and we may need to modify our policies or practices in an effort to comply with it. Moreover, a new privacy law, the California Privacy Rights Act (CPRA) was recently approved by California voters, which significantly modifies the CCPA, resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply.

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

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of our product or any future products that we may develop.

We face an inherent risk of product liability exposure related to the sale of our product and the future sale of planned products and the use of these in human clinical studies. For example, we may be sued if our product or any of our product candidates, including any that are developed in combination therapies, allegedly causes injury, or is found to be otherwise unsuitable during product testing, manufacturing, marketing, or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. We may also be subject to liability for a misunderstanding of, or inappropriate reliance upon, the information we provide. If we cannot successfully defend ourselves against claims that our product or planned products caused injuries, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•decreased demand for our product or any planned products that we may develop;

•injury to our reputation and significant negative media attention;

•withdrawal of patients from clinical studies or cancellation of studies;

•significant costs to defend the related litigation and distraction to our management team;

•substantial monetary awards to patients;

•loss of revenue; and

•the inability to commercialize any future products that we may develop.

For example, for our clinical trials in the field of oncology, patients with the types and stages of cancer targeted by our NPS technology may already be in severe and advanced stages of disease, may have worsened conditions despite traditional therapies, may not be surgical candidates, and/or may have both known and unknown significant pre-existing and potentially life-threatening conditions. During the course of treatment, patients may suffer adverse events, including death, for reasons that may be related to our CellFX System or our NPS technology. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact, or end our opportunity to receive or maintain regulatory approval to market those products, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which we do not believe that an adverse event is related to our product, the investigation into the circumstance may be time-consuming or inconclusive. These investigations may interrupt our sales efforts, delay our regulatory approval processes, or impact and limit the type of regulatory approvals our products could receive or maintain. As a result of these factors, a product liability claim, even if successfully defended, could harm our business.

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

The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted on March 27, 2020 in the U.S. and provides economic relief, helping to generate liquidity for companies negatively affected by the COVID-19 pandemic. Key provisions of the act include delaying certain payroll tax payments, Section 163(j)limitation increases and Section 172(b)(1) NOL carrybacks and carryforwards. The CARES Act modifies the NOL rule to allow for a five-year carryback period for NOLs incurred for tax years beginning after Dec. 31, 2017, but before Jan. 1, 2021. There has been no material impact to the Company's financial statements as a result of this legislation.

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

If we fail to maintain necessary regulatory clearance for our product, or if clearances or approvals for future devices and indications are delayed or not issued, our commercial operations would be harmed. Additionally, changes in methods of product candidate manufacturing may result in additional costs or delay.

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

Before a new medical device or a new intended use for, an existing device can be marketed in the U.S., a company must first submit and receive either 510(k) clearance or PMA from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA will determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The PMA pathway requires an applicant to demonstrate reasonable safety and effectiveness of the device based on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing, and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices. Products that are approved through a PMA application generally need FDA approval before they can be modified. Similarly, some modifications made to products cleared through a 510(k) may require a new 510(k). Either process can be expensive, lengthy and unpredictable.

In February 2021, we received a 510(k) clearance from the U.S. FDA for our CellFX System for dermatologic procedures requiring ablation and resurfacing of the skin. Following this general dermatologic indication, we plan to pursue specific indications for the CellFX System, starting with an indication for the treatment of SH lesions. This will require an additional 510(k) submission, as will each subsequent indication, and will likely be based on comparative clinical data.

However, the failure to obtain further 510(k) clearances may add significant time and expense to our regulatory clearance process, may delay our ability to generate revenue, and may have a negative impact on our stock price. We may not be able to obtain the necessary clearances or approvals necessary to market our CellFX System for specific indications or such approvals or clearances may be unduly delayed, which could harm our business. If the FDA rejects our 510(k) submissions for specific indications, we may be required to obtain FDA approval through the de novo pathway, which will require additional time and resources, including the need to conduct more clinical studies to demonstrate safety and effectiveness of our candidate device.

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

FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:

•adverse publicity, warning letters, fines, injunctions, consent decrees, and civil penalties;

•repair, replacement, refunds, recall, or seizure of our devices;

•operating restrictions, partial suspension, or total shutdown of production;

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

The exact mechanism(s) of action(s) of the NPS technology platform is not fully understood, and data is still being gathered regarding its use. Furthermore, there are only a relatively small number of scientists and researchers who can be considered experts in the use of this emerging technology. A full understanding of our product’s, and any future product’s, mechanism of action and a large scale of scientific experts are typically believed to make product development less risky. The FDA or similar foreign regulatory authorities may view this as increasing the potential risks, and diminishing the potential benefits, of products based on NPS technology. In addition, potential partners may view this as a limitation of the program, and it may be more challenging for us to obtain a partnership on favorable terms as a result.

Our product and any product candidates may cause serious adverse side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial desirability of an approved label or result in significant negative consequences following any marketing approval.

The risk of failure of clinical development is high. For example, the vast majority of our in vivo data has been a result of animal testing, and we have only completed a limited number of feasibility studies in humans. It is difficult to predict when or if any planned future products will prove safe enough to receive regulatory approval or clearance. Undesirable side effects caused by our CellFX System, NPS pulses, or any of our planned future products could cause us or regulatory authorities to interrupt, delay or halt clinical trials. They could result in a more restrictive label or the delay or denial of regulatory approval of planned future products by the FDA or other comparable foreign regulatory authority.

Additionally, if we or others identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result, including:

•we may be forced to recall such product and suspend the marketing of such product;

•regulatory authorities may withdraw their approvals of such product;

•regulatory authorities may require additional warnings on the label and/or narrow the indication that could diminish the usage or otherwise limit the commercial success of such products;

•the FDA or other regulatory authorities may issue safety alerts, Dear Healthcare Provider letters, press releases, or other communications containing warnings about such product;

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

Our success depends on our ability to educate physicians regarding the benefits of CellFX procedures over existing treatment modalities and to persuade them to prescribe CellFX procedures for their patients. We do not know if the CellFX System or NPS technology will be successful over the long term, and market acceptance may be hindered if physicians are not presented with compelling data demonstrating the efficacy and safety of our products compared to alternative treatments. Any studies we, or third parties, may conduct comparing our CellFX System or NPS technology with alternative treatments may be expensive, time consuming or may not yield positive results. Additionally, adoption will be directly influenced by a number of financial factors, including the ability of providers to attract cash payments from patients or to obtain sufficient reimbursement from third-party commercial payors, and the Centers for Medicare & Medicaid Services (CMS) for the professional services they provide in administering CellFX procedures. The efficacy, safety, performance and cost-effectiveness of our CellFX System, NPS technology, or other potential products based on NPS technology, on a stand-alone basis and relative to competing services, will determine the availability and level of reimbursement received by us and providers. If physicians do not adopt and prescribe our future products, we may never become profitable.

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

Observations and developments that may be achievable under laboratory circumstances may not be able to be replicated in broader research and development phases, in commercial settings, or in the use of any of the product candidates in the field. Furthermore, CellFX procedures will be administered by healthcare professionals and will require a degree of training and practice to administer correctly. Treatment results achieved during the laboratory or in clinical trials conducted by us or other investigators may not be representative of the results actually encountered during commercial use of our products due to variability in administration technique. The training and skills of investigators in our clinical trials may not be representative of the training and skills of future product users, which could negatively affect treatment results. In addition, there may be a selection bias in the patients and/or sites of administration chosen for any clinical trials that would positively affect treatment results that may not be representative or predictive of real-world experience with our products.

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

We perform final assembly of our devices at our facility in California. We believe we have an adequate inventory of materials and manufacturing capacity to support all our commercial launch activities. However, if demand for our product increases significantly, we will need to either expand our manufacturing capabilities or outsource to other manufacturers. We are in the process of commencing commercial-scale manufacturing of our product, and we currently rely upon third-party suppliers to manufacture and supply components for our CellFX System. The manufacture of these products in compliance with the FDA’s regulations requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of medical device products often encounter difficulties in production, including difficulties with production costs and yields, quality control, quality assurance testing, shortages of qualified personnel, as well as compliance with applicable FDA requirements, other federal and state regulatory requirements, and foreign regulations.

We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements, and if our contract manufacturers cannot successfully manufacture our product that conforms to our specifications and the strict regulatory requirements of the FDA or comparable regulatory authorities in foreign jurisdictions, we may not be able to rely on their manufacturing facilities for the manufacture of our product. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority finds these facilities inadequate for the manufacture of our product or if such facilities are subject to enforcement action in the future or are otherwise inadequate with respect to complying with applicable regulatory requirements, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop and market our product or to obtain regulatory approval or clearance for our product candidates.

We currently purchase components for our CellFX System under purchase orders and do not have long-term contracts with most of the suppliers of these materials. If suppliers were to delay or stop producing our components, or if the prices they charge us were to increase significantly, or if they elected not to sell to us, we would need to identify other suppliers. These suppliers may be adversely impacted by COVID-19 which could affect their ability to perform satisfactorily. Any failure of these suppliers to perform satisfactorily could adversely impact our business and results of operations and we may experience delays in manufacturing of our devices while finding another acceptable supplier.

We may not become commercially viable if our ultimate commercialized products or related treatments fail to obtain an adequate level of reimbursement by Medicare and other third-party payers.

We believe that the commercial viability of our device and any potential devices and products and related treatments, and therefore our commercial success as a company, may be affected by the availability of government reimbursement and medical insurance coverage and reimbursement for newly approved medical therapies, technologies, and devices. Insurance coverage and reimbursement are not assured. It typically takes a period of use in the marketplace before coverage and reimbursement are granted, if it is granted at all. In the U.S. and other jurisdictions in Europe and other regions, physicians and other healthcare providers generally rely on insurance coverage and reimbursement for their revenues, therefore this is an important factor in the overall commercialization plans of a proposed product and whether it will be accepted for use in the marketplace. Without insurance coverage and reimbursement for our planned products, we would expect to earn only diminished revenues, if any revenues are earned.

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

Medicare reimburses for medical technologies and products in a variety of ways, depending on where and how the item is used. However, Medicare only provides reimbursement if CMS determines that the item should be covered and that the use of the device or product is consistent with the coverage criteria. A coverage determination can be made at the local level by the Medicare administrative contractor, a private contractor that processes and pays claims on behalf of CMS for the geographic area where the services were rendered, or at the national level by CMS through a national coverage determination. There are statutory provisions intended to facilitate coverage determinations for new technologies, but it is unclear how these new provisions will be implemented, and it is not possible to indicate how they might apply to any of our proposed devices and products, as they are still in the development stages. Coverage presupposes that the technology, device, or product has been cleared or approved by the FDA and further, that the coverage will be consistent with the approved intended uses of the device or product as approved or cleared by the FDA, but coverage can be narrower. A coverage determination may be so limited that relatively few patients will qualify for a covered use of a device or product.

Obtaining a coverage determination, whether local or national, is a time-consuming, expensive and highly uncertain proposition, especially for a new technology, and inconsistent local determinations are possible. On average, Medicare coverage determinations for medical devices and products lag behind FDA approval or clearance. The Medicare statutory framework is also subject to administrative rulings, interpretations and discretion that affect the amount and timing of reimbursement made under Medicare. Medicaid coverage determinations and reimbursement levels are determined on a state-by-state basis, because Medicaid, unlike Medicare, is administered by the states under a state plan filed with the Secretary of the U.S. Department of Health and Human Services (HHS). Medicaid generally reimburses at lower levels than Medicare. Moreover, Medicaid programs and private insurers are frequently influenced by Medicare coverage determinations.

We work with outside scientists and their institutions in developing our product and product candidates. These scientists may have other commitments or conflicts of interest, which could limit our access to their expertise, harm our ability to leverage our discovery platforms, or negatively impact our clinical trials.

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

If we, or our collaborators, experience patent infringement claims, or if we elect to avoid potential claims others may be able to assert, we or our collaborators may choose to seek, or be required to seek, a license from the third party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we or our collaborators are unable to enter into licenses on acceptable terms. This could harm our business significantly. The cost to us of any litigation or other proceeding, regardless of its merit, even if resolved in our favor, could be substantial. Some of our competitors may be able to bear the costs of such litigation or proceedings more effectively than we can because of their having greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Intellectual property litigation and other proceedings may, regardless of their merit, also absorb significant management time and employee resources.

If we fail to comply with our obligations in the agreements under which we license development or commercialization rights to products or technology from third parties, we could lose license rights that are important to our business.

We hold licenses from Old Dominion University Research Foundation (ODURF) and Eastern Virginia Medical School (EVMS) and from Alfred E. Mann Institute for Biomedical Engineering at the University of Southern California to intellectual property relating to the sub-microsecond electric field technology, as well as applicator design and configuration, and pulse generators in addition to the intellectual property that we own for these things. For the continuance of the license with ODURF and EVMS, we must continue to comply with the various obligations set forth in the license. If we fail to meet these obligations, the licensor will have the right to terminate the applicable license or modify certain terms of the license agreement. Generally, the loss of any one of our current licenses, or any other license we may acquire in the future, could harm our business, prospects, financial condition, and results of operation. In addition, some of our licenses from third parties limit the field in which we can use the licensed technology. Therefore, in order for us to use such licensed technology in potential future applications that are outside the licensed field of use, we may be required to negotiate new licenses with our licensors or expand our rights under our existing licenses. We cannot assure you that we will be able to obtain such licenses or expanded rights on reasonable terms or at all. In the event a dispute with our licensors were to occur, our licensors may seek to renegotiate the terms of our licenses, increase the royalty rates that we pay to obtain and maintain those licenses, limit the field or scope of the licenses, or terminate the license agreements. In addition, we have limited rights to participate in the prosecution and enforcement of the patents and patent applications that we have licensed. As a result, we cannot be certain that these patents and applications will be prosecuted and enforced in a manner consistent with the best interests of our business. Further, because of the rapid pace of technological change in our industry, we may need to rely on key technologies developed or licensed by third parties, and we may not be able to obtain licenses and technologies from these third parties at all or on reasonable terms. The occurrence of these events may have a material adverse effect on our business, financial condition or results of operations.

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

In addition to patented technology, we rely upon, among other things, unpatented proprietary technology, processes, trade secrets and know-how. Any involuntary disclosure to or misappropriation by third parties of our confidential or proprietary information could enable competitors to duplicate or surpass our technological achievements, potentially eroding our competitive position in our market. We seek to protect confidential or proprietary information in part by confidentiality agreements with our employees, consultants and third parties. While we require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information and technology to enter into confidentiality agreements, we cannot be certain that this know-how, information and technology will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. These agreements may be terminated or breached, and we may not have adequate remedies for any such termination or breach. Furthermore, these agreements may not provide meaningful protection for our trade secrets and know-how in the event of unauthorized use or disclosure. To the extent that any of our staff were previously employed by other pharmaceutical, medical technology or biotechnology companies, those employers may allege violations of trade secrets and other similar claims in relation to their medical device development activities for us.

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

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we or our licensors may file infringement claims, which can be expensive and time consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours, or of our licensors, is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. If we or any current licensors or future licensees or licensors with rights to prosecute, assert or defend patents related to our product candidates fail to appropriately prosecute and maintain patent protection for patents covering any of our product candidates, or if patents covering any of our product candidates are asserted against infringers or defended against claims of invalidity or unenforceability in a manner which adversely affects such coverage, our ability to develop and commercialize any such product candidate may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

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

In addition to patents, we rely on trade secrets, technical know-how and proprietary information concerning our business strategy and product candidates in order to protect our competitive position, which are difficult to protect. As we collaborate with various third parties on the research and development of our planned products, we must, at times, share trade secrets with them. In the course of our research and development activities and our business activities, we rely on confidentiality agreements to protect our proprietary information. Such confidentiality agreements are used, for example, when we talk to vendors or potential strategic collaborators. In addition, each of our employees and consultants is required to sign a confidentiality agreement and invention assignment agreement upon joining our company. Our employees, consultants, contractors, business partners, or outside scientific collaborators might intentionally or inadvertently disclose our trade secret information in breach of these confidentiality agreements, or our trade secrets may otherwise be misappropriated. Our collaborators might also have rights to publish data, and we might fail to apply for patent protection prior to such publication. It is possible that a competitor will make use of such information, and that our competitive position will be compromised. In addition, to the extent that our employees, consultants or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Enforcing a claim that a third party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the U.S. sometimes are less willing than U.S. courts to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how, and our trade secrets cannot be enforced against such independently developed knowledge. If we cannot maintain the confidentiality of our proprietary technology and other confidential information, then our ability to obtain patent protection or to protect our trade secret information would be jeopardized, which would adversely affect our competitive position.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. We believe this is caused by both the technical nature of the subject matter and a general enthusiasm for generic competition in developing countries and is not a concern that is specific to any particular foreign jurisdiction. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. In 2011, the Leahy-Smith America Invents Act (Leahy-Smith Act) was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and also may affect patent litigation. These also include provisions that switched the U.S. from a “first-to-invent” system to a “first-to-file” system, allow third-party submission of prior art to the USPTO during patent prosecution and set forth additional procedures to attack the validity of a patent by the USPTO administered post grant proceedings. Under a first-to-file system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective in 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Risks Related to Government Regulation

We will be subject to stringent domestic and foreign regulation in respect of our device any potential devices and products. Any unfavorable regulatory action may materially and adversely affect our future financial condition and business operations and prospects.

Our device and any potential devices and products, further development activities and manufacturing and distribution, once developed and determined, will be subject to extensive, rigorous, and ongoing regulation by numerous government agencies, including the FDA and similar foreign regulatory authorities. To varying degrees, each of these agencies monitors and enforces our compliance with laws and regulations governing the development, testing, manufacturing, labeling, marketing, distribution, and the safety and effectiveness of our medical technology. The process of obtaining and maintaining marketing approval or clearance from the FDA and similar foreign regulatory authorities for new devices and products, or for enhancements, expansion of the indications or modifications to existing products, could:

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

The development, marketing, and sale of our product, and any future products in development, depends upon our ability to maintain strong working relationships with physicians. We rely on these professionals to provide us with considerable knowledge and experience regarding the development, marketing, and sale of our products. Physicians assist us in clinical trials and as researchers, marketing and product consultants and public speakers. If we cannot maintain our strong working relationships with these professionals and continue to receive their advice and input, the development and marketing of our products could suffer, which could harm our business, financial condition and results of operations. The medical device industry’s relationship with physicians is under increasing scrutiny by the Office of Inspector General (OIG), the Department of Justice (DOJ), state attorneys general, and other foreign and domestic government agencies. Our failure to comply with laws, rules and regulations governing our relationships with physicians, or an investigation into our compliance by the OIG, DOJ, state attorneys general and other government agencies, could significantly harm our business, including compromising the use or integrity of our clinical data in regulatory submissions to the FDA or similar regulatory authorities.

We are subject to healthcare and other laws and regulations relating to our business and could face substantial penalties if we are determined not to have fully complied with such laws, which would have an adverse impact on our business.

We are exposed to the risk that our employees and independent contractors, including principal investigators, consultants, any future commercial collaborators, service providers and other vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA and other similar regulatory bodies. There are many federal and state laws and regulations prohibiting fraud and abuse in the healthcare industry that can result in significant criminal and civil penalties. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our products for which we obtain marketing approval or clearance. Such laws include:

•U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program, such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value, and the government can find a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the law or a specific intent to violate. In addition, the government may assert that a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

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

We have implemented a compliance program to help identify and deter healthcare and other violations by employees and other third parties that perform services for us. Notwithstanding our efforts, it is possible that governmental authorities may conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable healthcare and other laws. In addition, we are subject to the risk that a person or government could allege violations of such laws, regulations and other obligations, or that fraud or other misconduct has taken place, even if none occurred. If any such actions are instituted against us, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other U.S. healthcare programs, individual imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations if we are not successful in defending ourselves or asserting our rights. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the above occur, it could have a material adverse effect on our liquidity and financial condition.

To obtain the necessary device approvals or clearances from regulatory authorities for our future product candidates, we will have to conduct various pre-clinical and clinical tests, which may be costly and time consuming, and may not provide results that will allow us to seek regulatory approval or clearance.

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

The FDA may make requests or disagree with us regarding the design or conduct of our clinical trials, resulting in an increased risk of difficulties or delays in obtaining regulatory approval or clearance on future product candidates in the U.S. and increased costs.

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

We, as well as any potential third-party manufacturer, will be required to adhere to FDA Quality System, which include testing, control, and documentation requirements. We will be subject to similar regulations in foreign countries. Even when regulatory approval or clearance of a product is granted, the approval or clearance may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval or clearance, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Ongoing compliance with Quality System regulations and other applicable regulatory requirements is strictly enforced in the U.S. through periodic inspections by state and federal agencies, including the FDA, and in international jurisdictions by comparable agencies. Failure to comply with regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure to obtain premarket clearance or premarket approval for devices, withdrawal of approvals or clearances previously obtained, and criminal prosecution. The restriction, suspension or revocation of regulatory approvals or clearances, or any other failure to comply with regulatory requirements will limit our ability to operate and could increase our costs.

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

Proposals by the federal government, state governments, regulators, and third-party payors to control or manage the increased costs of healthcare and to reform the U.S. healthcare system may impact our business significantly. Certain proposals could limit the prices we are able to charge for our products or the coverage and reimbursement available for our products and could limit the acceptance and availability of our products. The adoption of proposals to control costs could have a material adverse effect on our business and financial condition. We cannot predict the initiatives that may be adopted in the future or their full impact on our business. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may negatively impact our ability to set a price that we believe is fair for our products, our ability to generate revenue and achieve profitability, and the availability of capital.

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

If we or our stockholders, particularly our directors, executive officers and significant stockholders, sell or purchase, register for sale, or indicate an intent to sell or purchase, shares of our common stock in the public market, it may have a material adverse effect on the market price of our common stock. In particular, Robert W. Duggan is not subject to any contractual restrictions with us on his ability to sell or transfer our common stock, and these sales or transfers could create substantial declines in the price of our securities or, if these sales or transfers were made to a single buyer or group of buyers, could contribute to a transfer of control of our company to a third party. Sales by Mr. Duggan of a substantial number of shares, or the expectation of such sales, could cause a significant reduction in the market price of our common stock.

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

Concentration of ownership by our principal stockholder may limit your ability to influence the outcome of director elections and other transactions requiring stockholder approval, and our Loan Agreement with our principal stockholder contains certain covenants.

A significant percentage of our outstanding stock is held by Robert W. Duggan, Chairman of our board of directors, who beneficially owns approximately 47% of our common stock outstanding as of the date of this Annual Report. As a result, Mr. Duggan has significant influence over corporate actions requiring stockholder approval, including the following actions:

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

Mr. Duggan is the lender to us under our Loan Agreement, which contains certain covenants.

Robert W. Duggan’s significant ownership position may impact our stock price and may deter or prevent efforts by other companies to acquire us, which could prevent our stockholders from realizing a control premium.

Robert W. Duggan is the Chairman of our board of directors, and beneficially owns approximately 47% of our common stock outstanding as of the date of this Annual Report. In addition, Mr. Duggan is not subject to any contractual restrictions on his ability to acquire additional shares of common stock, and any such purchases, including purchases of equity securities in connection with any rights offerings or any alternative equity or equity-linked offering that we may conduct, could result in his acquisition of a majority of our common stock. As a result of Robert W. Duggan’s significant ownership and position as Chairman of the board of directors, other companies may be less inclined to pursue an acquisition of us and therefore we may not have the opportunity to be acquired in a transaction that stockholders might otherwise deem favorable, including transactions in which our stockholders might realize a substantial premium for their shares. In addition, public speculation regarding Mr. Duggan, as well as our relationship with Mr. Duggan, could cause our stock price to fluctuate.

We have incurred and will continue to incur costs as a result of operating as a public company and our management has been and will be required to devote substantial time to public company compliance initiatives.

As a public company, listed in the U.S., we have incurred and will continue to incur significant legal, accounting and other expenses due to our compliance with regulations and disclosure obligations applicable to us, including compliance with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC and Nasdaq. The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance.

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

In accordance with local and state guidelines regarding the COVID-19 pandemic, we are requiring all of our employees to work remotely unless they cannot perform their essential functions remotely and have also suspended all non-essential travel for our employees. While many of our employees are accustomed to working remotely or working with other remote employees, much of our workforce has not historically been remote. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance becomes available, temporarily suspending travel and restricting the ability to do business in person may create operational or other challenges, any of which could harm our business, financial condition and results of operations.

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

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our reporting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected. We will remain an “emerging growth company” until the end of 2021.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease approximately 50,300 square feet of premises located in Hayward, California, which is used for our corporate headquarters and principal operating facility. The term of the original lease included approximately 15,700 square feet for 62 months and commenced on July 1, 2017. In May 2019, we entered into an amendment which enabled us to expand the lease by approximately 34,600 additional square feet, for a total of approximately 50,300 square feet. The amendment also included an option to extend the term of the lease. Approximately 13,300 square feet of the additional space was occupied in November 2019 as part of the first phase, and the remaining approximately 21,300 square feet was occupied in May 2020 as part of the second phase. The term of the total lease was extended through October 2029.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on Nasdaq and has been traded under the symbol “PLSE” since May 18, 2016.

Holders of Record

As of February 28, 2021, there were approximately 12 stockholders of record of our common stock. We believe the actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in “street” name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividend on our common stock and have no present plans to do so. We intend to retain earnings for use in the operation and expansion of our business.

Sales of Unregistered Securities

None.

Performance Graph

The performance graph included in this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or incorporated by reference into any filing of Pulse Biosciences, Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph matches our cumulative 55-month total shareholder return on common stock with the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from May 18, 2016 (the date our common stock commenced trading on Nasdaq) to December 31, 2020. Such returns are based on historical results and are not intended to suggest future performance.

Item 6. Selected Financial Data

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

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

Overview

We are a novel bioelectric medicine company committed to health innovation that has the potential to improve the lives of patients. The CellFX System is the first commercial product to harness the distinctive advantages of the Company’s proprietary NPS technology, such as the ability to non-thermally clear cells while sparing non-cellular tissue, to treat a variety of applications for which an optimal solution remains unfulfilled.

In February 2021, we received 510(k) clearance from the FDA for the CellFX System with initial clearance for a general dermatologic indication. With FDA clearance, we will commence a controlled launch in the U.S. with KOLs in dermatology. Following this general dermatologic indication, we plan to pursue specific indications for the CellFX System, starting with an indication for the treatment of SH lesions. This will require an additional 510(k) submission, as will each subsequent indication, and will likely be based on comparative clinical data.

In January 2021, we received CE marking approval for the CellFX System, which allows us to market the system in the EU. With CE mark approval, we will initiate a controlled launch to medical practices within the EU for the treatment of general dermatologic conditions, including SH, SK, and cutaneous non-genital warts.

In February 2021, we initiated the CellFX System controlled launch program in the U.S. and Europe, including system implementations and completion of the first procedures performed by participating KOL aesthetic dermatologists.

We have also submitted a Medical Device License application to Health Canada for the distribution of our CellFX System after receiving the MSAP certification.

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

COVID-19 Pandemic

The COVID-19 pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. In accordance with these measures, we are requiring all of our employees to work remotely unless they cannot perform their essential functions remotely, and have also suspended all non-essential travel for our employees. While many of our employees are accustomed to working remotely, much of our workforce has not historically been remote. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance becomes available, temporarily suspending travel and restricting the ability to do business in person may create operational or other challenges, any of which could harm our business, financial condition and results of operations.

In addition, our clinical trials may be affected by the COVID-19 pandemic. Site initiation and patient enrollment may be delayed, for example, due to prioritization of hospital resources toward the COVID-19 pandemic, travel restrictions imposed by governments, and the inability to access sites for initiation and monitoring. Also, it is possible that delivery from some of our suppliers of certain materials used in the production of our product candidates could be delayed due to COVID-19 which could affect our ability to obtain sufficient materials for our product candidates. COVID-19 has and will continue to adversely affect global economies and financial markets, resulting in an economic downturn that could affect demand for our product candidates and impact our operating results. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of the continued global economic impact of the pandemic. We cannot anticipate all of the ways in which health epidemics such as COVID-19 could adversely impact our business. Although we are continuing to monitor and assess the effects of the COVID-19 pandemic on our business, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. See the Risk Factors section for further discussion of the possible impact of the COVID-19 pandemic on our business.

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

Stock-Based Compensation

We periodically issue stock options and restricted stock units (RSUs)to officers, directors, employees and consultants for services rendered. Such issuances vest and expire according to terms established at the issuance date. Stock-based payments to officers, directors and employees, including grants of employee stock options, are recognized in the financial statements based on their fair values. Stock option grants, which are generally time vested, are measured at the grant date fair value and charged to operations on a straight-line basis over the vesting period. We estimate the grant date fair value of stock options, using the Black-Scholes option-pricing model.

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

•General and administrative expenses consist of salaries and related expenses for executives, marketing, sales, finance, legal, human resources, information technology and administrative personnel, professional fees, patent filing fees and costs, insurance costs and other general corporate expenses. We expect general and administrative expenses to increase in the future as we hire personnel and incur additional costs to support our commercialization efforts, research and development activities and our operation as a public company, including higher legal, accounting, insurance, compliance, compensation and other costs.

•Research and development expenses consist of salaries and related expenses and consulting costs related to the design, development and enhancement of our current and potential future products, prototype material and devices, and regulatory and clinical costs. We expect research and development costs to increase in the future as we initiate additional clinical trials and pursue additional commercial applications of our NPS technology.

Results of Operations

Comparison of the Years ended December 31, 2020 and 2019

Our consolidated statements of operations as discussed herein are presented below:

	Year Ended
	December 31,
(in thousands)	2020	2019	$ Change
Revenue	$—	$—	$—
Operating expenses:
General and administrative	22,856	22,327	529
Research and development	26,444	24,961	1,483
Amortization of intangible assets	665	666	(1)
Total operating expenses	49,965	47,954	2,011
Other income (expense):
Interest income	114	983	(869)
Other expense	—	—	—
Total other income	114	983	(869)
Loss from operations, before income taxes	(49,851)	(46,971)	(2,880)
Income tax benefit	—	—	—
Net loss	$(49,851)	$(46,971)	$(2,880)

General and Administrative

General and administrative expenses consist of salaries and related expenses for executives, marketing, sales, finance, legal, human resources, information technology and administrative personnel. General and administrative expenses increased by $0.5 million to $22.9 million in 2020 from $22.3 million in 2019 due to $2.1 million of increased compensation and other employee related costs primarily related to headcount growth, $0.6 million of increased administrative costs primarily due to D&O insurance, and $0.3 million of increased facilities related costs due to the lease expansion of our headquarters in Hayward, California. These increases were offset by decreases of $1.4 million in stock-based compensation, $0.6 million in travel expenses, and $0.5 million in paid services and supplies. General and administrative expenses are expected to increase during 2021 with the buildout of additional operational infrastructure to support the commercialization efforts of our CellFX System in the aesthetic dermatology market.

Research and Development

Research and development expenses consist of salaries and related expenses for research and development personnel, clinical trials, professional fees and consulting costs related to the design, development and enhancement of our current and potential future products, engineering prototypes supplies and pre-commercial manufacturing supplies. Research and development expenses increased by $1.5 million to $26.4 million in 2020 from $25.0 million in 2019 due to $1.9 million of increased compensation costs related to headcount growth, $1.6 million of increased paid services, and $1.0 million of increased facilities related costs due to our lease expansion, all offset by decreases of $1.9 million in external research driven by the timing and stage of clinical studies, $1.0 million in prototype equipment, materials and supplies related to our initial product builds, and $0.4 million in travel expenses.

Other Income (Expense)

Other income decreased by approximately $0.9 million to $0.1 million in 2020 from $1.0 million due primarily to lower interest income earned as a result of lower average monthly investment balances.

Comparison of the Years ended December 31, 2019 and 2018

Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located in our Form 10-K for the fiscal year ended December 31, 2019, filed on March 16, 2020, for the discussion of the comparison of the fiscal year ended December 31, 2019 to the fiscal year ended December 31, 2018, the earliest of the three fiscal years presented in the consolidated financial statements.

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

In December 2018, we completed a rights offering pursuant to which we issued an aggregate of 3,581,148 shares of our common stock, par value $0.001 per share, at a price per share of $12.57, for net proceeds of approximately $44.8 million.

In June 2020, we completed a rights offering pursuant to which we issued an aggregate of 4,279,600 shares of our common stock and 641,571 warrants, par value $0.001 per share, at a price per share of $7.01, for net proceeds of approximately $29.4 million, excluding any potential future proceeds from the exercise of the warrants issued.

Our consolidated statements of cash flows as discussed herein are presented below:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Net cash used in operating activities	$(35,365)	$(34,185)	$(23,896)
Net cash provided by (used in) investing activities	$10,044	$(10,101)	$26,117
Net cash provided by financing activities	$30,885	$82	$45,496
Net increase (decrease) in cash and cash equivalents	$5,564	$(44,204)	$47,717

At December 31, 2020, we had cash, cash equivalents and investments of $20.5 million. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements for at least the next twelve months from the filing date of this Annual Report on Form 10-K. However, we plan to raise additional capital in the future. In February 2021, we filed an at-the-market equity offering with the SEC, having an aggregate offering price of up to $60 million under which we may offer and sell shares of our common stock from time to time, although we have no obligation to make sales pursuant such at-the-market equity offering. There is no assurance that the at-the-market equity offering will be successful. Additionally, in March 2021 we entered into the Loan Agreement with Mr. Duggan. The Loan Agreement matures on June 11, 2022. Under the Loan Agreement, Mr. Duggan has provided us, subject to certain conditions, an unsecured term loan facility in an original aggregate principal amount of $41.0 million. The Loan Agreement will bear interest at a rate per annum equal to 5.0%, payable quarterly commencing on July 1, 2021. The interest rate payable under the Loan Agreement increases to 7.0% upon the occurrence of an Event of Default or a Material Adverse Effect, each as defined in the Loan Agreement. The Loan Agreement contains certain covenants and Events of Default (Note 13). There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to us.

These expectations are based on our current operating and financing plans which are subject to change. Until we are able to generate sustainable product revenues at profitable levels, we expect to finance our future cash needs through public or private equity offerings, debt financings, our at-the-market equity offering program, licensing fees for our technology, joint ventures with capital partners and project type financing. Such additional funds may not be available on terms acceptable to us or at all. If we raise funds by issuing equity or equity-linked securities, the ownership of certain of our stockholders will be diluted and the holders of new equity securities may have priority rights over our existing stockholders. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into agreements on unattractive terms. Our inability to raise capital could have a material adverse effect on our business, financial condition and results of operations.

Operating Activities

During 2020, we used cash of $35.4 million in operating activities. The difference between cash used in operating activities and net loss consisted primarily of stock-based compensation, accrued expenses, depreciation and amortization, and righty-of-use assets, partially offset by decreases in prepaid expenses and other current assets.

During 2019, we used cash of $34.2 million in operating activities. The difference between cash used in operating activities and net loss consisted primarily of stock-based compensation, depreciation and amortization, increased accounts payable and accrued expenses.

Investing Activities

During 2020, cash provided from investing activities was $10.0 million, of which $39.5 million was provided from the maturities and sales of investments, offset by $29.5 million for the purchase of investments and property and equipment.

During 2019, we used cash of $10.1 million for investing activities, of which $9.5 million was used for the net purchases of investments and $0.6 million for property and equipment.

Financing Activities

During 2020, cash provided from financing activities was $30.9 million, of which $29.4 million was provided from the rights offering, $1.0 million was provided from the exercise of stock options and warrants, and $0.5 million was provided from the issuance of stock under the employee stock purchase plan.

During 2019, cash provided from financing activities was $0.1 million in connection with the proceeds from stock option exercises and employee stock purchases offset by tax payments withheld for the vesting of restricted stock units.

Comparison of the Years ended December 31, 2019 and 2018

Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located in our Form 10-K for the fiscal year ended December 31, 2019, filed on March 16, 2020, for the discussion of the comparison of the fiscal year ended December 31, 2019 to the fiscal year ended December 31, 2018, the earliest of the three fiscal years presented in the consolidated financial statements.

Contractual Obligations

Frank Reidy Research Center Agreement

As provided for in the license agreement with ODURF and EVMS, effective on November 6, 2014, we sponsored certain approved research activities at ODURF’s Frank Reidy Research Center under a sponsored research agreement. In June 2017, we agreed to sponsor $0.7 million in research from July 1, 2017 to June 30, 2018. In August 2018, we agreed to sponsor $0.8 million in research from September 1, 2018 to August 1, 2019. In September 2019, we agreed to sponsor $0.8 million in research from October 1, 2019 to September 1, 2020. These sponsored researches were funded through monthly payments made upon ODURF certifying, to our reasonable satisfaction, that ODURF has met its obligations pursuant to the specified task order and statement of work. The principal investigator may transfer funds with the budget as needed with our approval so long as the obligations of ODURF under the task order and statement of work remain unchanged and unimpaired. During the years ended December 31, 2020, 2019, and 2018, we incurred costs relating to the sponsored research agreement equal to $0.6 million, $0.9 million and $0.7 million, respectively. As of December 31, 2020, there is no remaining balance payable under this research agreement.

Operating Lease

We currently lease approximately 50,300 square feet of premises located in Hayward, California, which is used for our corporate headquarters and principal operating facility. The term of the original lease included approximately 15,700 square feet for 62 months and commenced on July 1, 2017. In May 2019, we entered into an amendment which enabled us to expand the lease by approximately 34,600 additional square feet, for a total of approximately 50,300 square feet. The amendment also included an option to extend the term of the lease. Approximately 13,300 square feet of the additional space was occupied in November 2019 as part of the first phase, and the remaining approximately 21,300 square feet was occupied in May 2020 as part of the second phase. The term of the total lease was extended through October 2029.

Under the original lease agreement, the landlord provided a $2.1 million allowance for tenant improvements, which was recorded as deferred rent at the inception of the lease term. Future minimum lease payments are net of amortization of tenant improvement allowance. The following table summarizes our contractual obligations as of December 31, 2020 (in thousands):

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating leases	$17,418	$1,643	$3,651	$3,886	$8,238

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, or cash flows.

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

Trends, Events and Uncertainties

Research and development of new technologies are, by their nature, unpredictable. Although we undertake development efforts with commercially reasonable diligence, there can be no assurance that the net proceeds from our financings will be sufficient to enable us to develop our technology to the extent needed to generate future sales to sustain our operations. If we do not continue to have enough funds to sustain our operations, we will consider other options to continue our path to commercialization of our NPS technology platform, including, but not limited to, additional financing through follow-on stock offerings, debt financings, or co-development agreements and /or other alternatives.

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

Foreign Exchange Risk

The majority of our expense and capital purchasing activities are transacted in U.S. dollars. We have limited international operations. We may incur foreign exchange gains or losses in the future as we expand internationally.

Item 8. Financial Statements and Supplementary Data

PULSE BIOSCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Pulse Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pulse Biosciences, Inc. and its wholly owned subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

March 12, 2021

We have served as the Company's auditor since 2018.

PULSE BIOSCIENCES, INC.

Consolidated Balance Sheets

(in thousands, except par value)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$12,463	$6,899
Investments	8,012	18,499
Prepaid expenses and other current assets	1,864	1,005
Total current assets	22,339	26,403
Property and equipment, net	2,478	2,566
Intangible assets, net	3,882	4,547
Goodwill	2,791	2,791
Right-of-use assets	9,438	5,114
Other assets	365	494
Total assets	$41,293	$41,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,717	$1,963
Accrued expenses	5,326	2,496
Lease liability, current	542	—
Total current liabilities	7,585	4,459

Lease liability, less current portion	10,814	6,719
Total liabilities	18,399	11,178

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized – 50,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized – 500,000 shares; issued and outstanding – 25,550 shares and 20,825 shares at December 31, 2020 and 2019, respectively	25	21
Additional paid-in capital	195,410	153,401
Accumulated other comprehensive income (loss)	(1)	4
Accumulated deficit	(172,540)	(122,689)
Total stockholders’ equity	22,894	30,737
Total liabilities and stockholders’ equity	$41,293	$41,915

See accompanying notes to the consolidated financial statements.

PULSE BIOSCIENCES, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue	$—	$—	$—
Operating expenses:
General and administrative	22,856	22,327	20,045
Research and development	26,444	24,961	17,253
Amortization of intangible assets	665	666	665
Total operating expenses	49,965	47,954	37,963
Other income (expense):
Interest income	114	983	446
Other expense	—	—	(28)
Total other income	114	983	418
Loss from operations, before income taxes	(49,851)	(46,971)	(37,545)
Income tax benefit	—	—	—
Net loss	(49,851)	(46,971)	(37,545)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net of tax	(5)	5	50
Comprehensive loss	$(49,856)	$(46,966)	$(37,495)
Net loss per share:
Basic and diluted net loss per share	$(2.14)	$(2.26)	$(2.20)
Weighted average shares used to compute net loss per common share — basic and diluted	23,248	20,746	17,078

See accompanying notes to the consolidated financial statements.

PULSE BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except per share amount)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2017	16,819	$17	$84,202	$(51)	$(38,173)	$45,995
Issuance of common stock in a rights offering at $12.57 per share for cash, net of issuance cost of $213	3,581	4	44,782	—	—	44,786
Issuance of shares upon exercise of warrants	24	—	—	—	—	—
Issuance of shares upon exercise of stock options	145	—	498	—	—	498
Issuance of shares under employee stock purchase plan	24	—	327	—	—	327
Stock-based compensation expense	—	—	12,338	—	—	12,338
Tax payments related to shares withheld for vested restricted stock units	—	—	(115)	—	—	(115)
Unrealized gain on available-for-sale securities	—	—	—	50	—	50
Net loss	—	—	—	—	(37,545)	(37,545)
Balance, December 31, 2018	20,593	21	142,032	(1)	(75,718)	66,334
Issuance of shares upon exercise of warrants	37	—	—	—	—	—
Issuance of shares upon exercise of stock options	99	—	272	—	—	272
Issuance of shares under employee stock purchase plan	38	—	423	—	—	423
Issuance of shares on vesting of restricted stock units	58	—	—	—	—	—
Stock-based compensation expense	—	—	11,287	—	—	11,287
Tax payments related to shares withheld for vested restricted stock units	—	—	(613)	—	—	(613)
Unrealized gain on available-for-sale securities	—	—	—	5	—	5
Net loss	—	—	—	—	(46,971)	(46,971)
Balance, December 31, 2019	20,825	21	153,401	4	(122,689)	30,737
Issuance of common stock upon exercise of stock options	175	—	887	—	—	887
Issuance of shares under employee stock purchase plan	83	—	490	—	—	490
Issuance of shares upon exercise of warrants	187	—	1,127	—	—	1,127
Issuance of common stock and warrants in connection with rights offering at $7.01 per unit, net of issuance cost of $565	4,280	4	29,430	—	—	29,434
Stock-based compensation expense	—	—	10,075	—	—	10,075
Unrealized loss on marketable investments, net of tax	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(49,851)	(49,851)
Balance, December 31, 2020	25,550	$25	$195,410	$(1)	$(172,540)	$22,894

See accompanying notes to the consolidated financial statements.

PULSE BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(49,851)	$(46,971)	$(37,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	430	494	645
Loss on disposal of fixed assets	119	—	28
Amortization of intangible assets	665	666	665
Stock-based compensation	10,075	11,287	12,338
Net premium amortization and discount on available-for-sale securities	5	(521)	(140)
Gain on U.S. Treasury securities	(8)	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	194	(226)	(367)
Accounts payable	(266)	646	490
Accrued expenses	2,830	841	387
Right-of-use assets	509	68	—
Other assets	129	(393)	—
Lease liabilities	(196)	(76)	—
Other current and non-current liabilities	—	—	(397)
Net cash used in operating activities	(35,365)	(34,185)	(23,896)
Cash flows from investing activities:
Purchases of property and equipment	(441)	(608)	(276)
Purchases of investments	(29,025)	(77,993)	(40,297)
Maturities of investments	35,000	68,500	41,815
Sales of investments	4,510	—	24,875
Net cash provided by (used in) investing activities	10,044	(10,101)	26,117
Cash flows from financing activities:
Proceeds from exercises of stock options and warrants	961	272	498
Proceeds from issuance of common stock under employee stock purchase plan	490	423	327
Proceeds from issuance of common stock from rights offering	29,434	—	44,786
Tax payments related to shares withheld for vested restricted stock units	—	(613)	(115)
Net cash provided by financing activities	30,885	82	45,496
Net increase (decrease) in cash and cash equivalents	5,564	(44,204)	47,717
Cash and cash equivalents at beginning of period	6,899	51,103	3,386
Cash and cash equivalents at end of period	$12,463	$6,899	$51,103

Supplemental disclosure of noncash investing and financing activities:
Other receivable from exercise of warrants and stock options	$1,053	$—	$—
Change in unrealized gains on available-for-sale securities	$(5)	$5	$50
Equipment purchases included in accounts payable and accrued expenses	$20	$279	$33

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

Patent Costs

The Company is the owner of numerous domestic and foreign patents. Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and any related patent applications, patent costs not related to acquired patents, including patent-related legal fees, filing fees and other costs, including internally generated costs, are expensed as incurred. During the years ended December 31, 2020, 2019 and 2018, patent costs totaled $0.5 million, $0.6 million and $0.6 million, respectively. Patent costs are included in general and administrative costs in the consolidated statements of operations and comprehensive loss.

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

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by U.S. GAAP. The tax effects of a position are recognized only if it is more-likely-than-not to be sustained by the taxing authority as of the reporting date. If the tax position is not considered more-likely-than-not to be sustained, then no benefits of the position are recognized. At December 31, 2020 and 2019, the Company had not recorded any liability for uncertain tax positions. The Company includes interest and penalties related to uncertain tax positions as a component of income tax expense.

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

The following outstanding stock options, warrants and RSUs to purchase common stock were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2020	2019	2018
Common stock warrants	612,310	167,847	213,485
Common stock options	5,039,194	3,749,186	2,956,687
Restricted stock units	111,305	222,606	222,606
Total	5,762,809	4,139,639	3,392,778

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, amended Accounting Standard Codification (ASC) 842, Leases. The new standard requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). The Company adopted ASC 842 on January 1, 2019, using the modified retrospective transition method per ASU No. 2018-11 issued on July 2018 wherein entities were allowed to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Accordingly, all periods prior to January 1, 2019 were presented in accordance with ASC 840, Leases, and no retrospective adjustments were made to the comparative periods presented. The adoption of ASC 842 resulted in an increase to total assets and liabilities due to the recording of operating lease right-of-use (ROU) assets presented within other assets and operating lease liabilities of approximately $0.1 million as of January 1, 2019.

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

3. Investments and Fair Value of Financial Instruments

Investments

The Company’s investments have been classified and accounted for as available-for-sale. The Company’s investments consisted of the following (in thousands):

	December 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$8,013	$—	$(1)	$8,012
Total assets measured at fair value	$8,013	$—	$—	$8,012

	December 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$18,495	$4	$—	$18,499
Total assets measured at fair value	$18,495	$4	$—	$18,499

The contractual maturities of the Company’s investments were as follows (in thousands):

	December 31,
Investments	2020	2019
Due in one year	$8,012	$18,499
Due in one to two years	—	—
Total	$8,012	$18,499

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

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis (in thousands):

		December 31, 2020
Assets	Classification	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$7,176	—	$—	$7,176
U.S. Treasury securities	Cash and cash equivalents	—	2,004	—	2,004
U.S. Treasury securities	Investments	—	8,012	—	8,012
Total assets measured at fair value		$7,176	$10,016	$—	$17,192

		December 31, 2019
Assets	Classification	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$6,429	$—	$—	$6,429
U.S. Treasury securities	Investments	—	18,499	—	18,499
Total assets measured at fair value		$6,429	$18,499	$—	$24,928

During year ended December 31, 2020 and 2019, the Company did not record impairment charges related to its marketable investments. During the years ended December 31, 2020 and 2019, the Company did not have any transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy. Additionally, the Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2020 or 2019.

4. Balance Sheet Components

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2020	2019
Leasehold improvements	$2,805	$2,248
Laboratory equipment	878	677
Furniture, fixtures and equipment	517	466
Software	128	118
Construction in progress	66	543
	4,394	4,052
Less: Accumulated depreciation and amortization	(1,916)	(1,486)
	$2,478	$2,566

The lease for Company’s current premises in Hayward, California began in July 2017, per terms of the lease, the landlord provided $2.1 million in tenant improvement allowance which was capitalized.

Depreciation and amortization expense for the years ended December 31, 2020, 2019, and 2018 was $0.4 million, $0.5 million, and $0.6 million, respectively.

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

Intangible assets, net consisted of the following (in thousands):

	December 31,
	2020	2019
Acquired patents and licenses	$7,985	$7,985
Less: Accumulated amortization	(4,103)	(3,438)
	$3,882	$4,547

A schedule of the amortization of intangible assets is as follows (in thousands):

Years ending December 31:
2021	$665
2022	665
2023	665
2024	665
2025	665
Thereafter	557
$3,882

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2020	2019
Compensation expense	$3,324	$1,699
Director and officer liability insurance (Note 9)	1,563	—
Accrued clinical	188	262
Professional fees	87	51
Property and equipment	—	234
Other	164	250
	$5,326	$2,496

Accrued compensation expense at December 31, 2019 includes approximately $0.3 million relating to the departure of an executive officer, of which the balance was fully paid out in 2020.

5. Goodwill

In 2014, the Company acquired three companies (the acquisitions) for aggregate consideration of $5.5 million. In accordance with ASC Topic 805, Business Combinations, the Company recorded goodwill of $2.8 million in connection with the acquisitions, which represents the excess of consideration paid over the fair value of net tangible and intangible assets acquired.

The Company reviews goodwill for impairment annually or whenever changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Based on the Company’s annual review as of December 31, 2020, the Company determined that its goodwill was not impaired.

6. Stockholders’ Equity and Stock-Based Compensation

Preferred Stock

The Company has authorized a total of 50,000,000 shares of preferred stock, par value $0.001 per share, none of which were outstanding at December 31, 2020 and 2019. The Company’s Board of Directors (the Board) has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, without any further vote or action by the Company’s stockholders.

Common Stock

The Company has authorized a total of 500,000,000 shares of common stock, par value $0.001 per share.

Rights Offerings

2018 Rights Offering

On October 25, 2018, the Company commenced a rights offering pursuant to which stockholders of record as of November 19, 2018, were issued, at no charge, one subscription right for each share of common stock then outstanding. Each right entitled the holder to purchase 0.19860755 share of the Company’s common stock for $12.57 per share (2018 Rights Offering).

Stockholders who exercised their rights in full were also permitted an over-subscription right to purchase additional shares of common stock that remained unsubscribed at the expiration of the 2018 Rights Offering, subject to the availability of shares and a pro rata allocation of shares among persons exercising the oversubscription right.

Upon the closing of the 2018 Rights Offering on December 6, 2018, the 2018 Rights Offering was oversubscribed. A total of 3,581,148 shares of the Company’s common stock were issued and sold in the 2018 Rights Offering for net proceeds of approximately $44.8 million. Robert W. Duggan, the Company’s Chairman of the Board of Directors and the beneficial owner of approximately 35% of the Company’s outstanding common stock prior to the 2018 Rights Offering, participated in the 2018 Rights Offering and purchased an aggregate of 3,146,226 shares for an additional investment of approximately $39.5 million.

2020 Rights Offering

During June 2020, the Company completed a rights offering to purchase up to $30 million of units, each unit consisting of one share of the Company’s common stock, par value $0.001 per share, and 0.15 warrants to purchase shares of common stock (the Units) at a price of $7.01 per Unit (2020 Rights Offering). The common stock and warrants comprising the Units separated upon the closing of the 2020 Rights Offering and were issued separately.

A total of 4,279,600 shares of common stock and 641,571 warrants (Rights Offering Warrant) were issued and sold in the 2020 Rights Offering for net proceeds of approximately $29.4 million. Each warrant is exercisable for one share of the Company’s common stock at an exercise price equal to $7.01, the subscription price for the Units. The Rights Offering Warrants are exercisable immediately and expire on the fifth anniversary of the completion of the 2020 Rights Offering, or June 16, 2025. The Rights Offering Warrants are subject to redemption by the Company for $0.01 per warrant, with not less than 30 days written notice, if the volume weighted average price of our common stock equals or exceeds 200% of the exercise price for the Rights Offering Warrants for 10 consecutive trading days, provided that the Company may not redeem the warrants prior to December 16, 2020, six months after the issuance date.

Robert W. Duggan, the Company’s Chairman of the Board of Directors and the beneficial owner of approximately 43% of the Company’s outstanding common stock prior to the 2020 Rights Offering, participated in the 2020 Rights Offering and purchased an aggregate of 2,561,873 Units. After giving effect to the 2020 Rights Offering, Mr. Duggan is the beneficial owner of approximately 47% of the Company’s outstanding common stock as of December 31, 2020.

Common Stock Warrants

In connection with a private placement offering of the Company’s shares of common stock, par value $0.001 per share in 2014, the Company issued warrants as compensation to the placement agent to purchase a total of 299,625 shares of its common stock at a price of $2.67 per share (Private Placement Warrants). The Private Placement Warrants are exercisable for a period of seven years. As of December 31, 2020, there were a total of 46,238 of Private Placement Warrants outstanding.

In connection with the closing of the Company’s initial public offering in 2016, the Company issued warrants as compensation to its underwriters, as representatives of the underwriters of its initial public offering to purchase a total of 574,985 shares of its common stock at a price of $5.00 per share (IPO Warrants). The IPO Warrants are exercisable for a period of five years. As of December 31, 2020, there were a total of 85,385 of the IPO Warrants outstanding.

In connection with the 2020 Rights Offering, the Company issued warrants to purchase a total of 641,571 shares of its common stock at an exercise price of $7.01. As of December 31, 2020, there were a total of 480,687 of the Rights Offering Warrants outstanding. On December 31, 2020 the Company met the requirements for redemption of these warrants and delivered a notice of redemption to redeem all of the outstanding warrants that remain unexercised at February 5, 2021, for the redemption price of $0.01 per warrant. Pursuant to the redemption, the Company redeemed 5,139 warrants. Prior to the February 5, 2021 redemption date, 636,432 warrants were exercised, generating approximately $4.5 million of total gross proceeds to the Company, of which $4.2 million was received subsequent to December 31, 2020 and is therefore not included in the cash and cash equivalents balance on the consolidated balance sheet as of December 31, 2020.

A summary of total warrants activity for the year ended December 31, 2020 is presented below:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Life (in Years)
Warrants outstanding at December 31, 2019	167,847	$4.36	1.28
Issued	641,571	7.01
Exercised	(197,108)	6.64
Expired	—	—
Warrants outstanding and exercisable at December 31, 2020	612,310	$6.40	0.26

During the year ended December 31, 2020, IPO Warrants to purchase 36,224 shares of common stock were net exercised, resulting in the issuance of 26,063 shares of common stock.

The intrinsic value of exercisable in-the-money stock warrants was approximately $10.7 million as of December 31, 2020.

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

Subject to an annual evergreen increase and adjustment in the case of certain capitalization events, the Company initially reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to awards under the 2017 Plan. In addition, shares remaining available under the Company’s 2015 Equity Incentive Plan, as amended (2015 Plan), and shares reserved but not issued pursuant to outstanding equity awards that expire or terminate without being exercised or that are forfeited or repurchased by the Company will be added to the shares of common stock available for issuance under the 2017 Plan.

Effective January 1, 2020 and 2019, the number of shares of common stock available under the 2017 Plan increased by 833,018 and 823,716 shares, respectively, pursuant to the evergreen provision of the 2017 Plan. Under the evergreen provision of the 2017 Plan, the share increase is determined based on the least of (i) 1,200,000 shares, (ii) 4% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. As of December 31, 2020, 465,899 shares of common stock remained available for issuance under the 2017 Plan.

During November 2017, the Board of the Company adopted the 2017 Inducement Equity Incentive Plan (Inducement Plan) and reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan was adopted without stockholder approval.

The Inducement Plan has a 10-year term and provides for the grant of equity-based awards, including non-statutory stock options, RSUs, restricted stock, stock appreciation rights, performance shares and performance units, and its terms are substantially similar to the 2017 Plan, including with respect to treatment of equity awards in the event of a “merger” or “change in control” as defined under the Inducement Plan. Options issued under the Inducement Plan may have a term up to ten years and have variable vesting provisions. New hire grants generally vest 25% annually over four years. Equity-based awards issued under the Inducement Plan are only issuable to individuals not previously engaged as employees or non-employee directors of the Company prior to the Inducement Plan’s adoption date. As of December 31, 2020, 11,158 shares of common stock were available for issuance under the Inducement Plan.

Certain stock options awarded to the Company’s executives and other key employees contain performance conditions related to certain financial measures and achievements of strategic/operational milestones (performance options). As of December 31, 2020, not all of the performance conditions are probable to be achieved. Compensation expense has only been recognized for those conditions that are assumed to be probable.

2017 Employee Stock Purchase Plan

The Board previously adopted and the stockholders approved the Company’s 2017 Employee Stock Purchase Plan (the 2017 ESPP).

The 2017 ESPP is a broad-based plan that provides employees of the Company and its designated affiliates with the opportunity to become stockholders through periodic payroll deductions that are applied towards the purchase of Company common shares at a discount from the then-current market price. Subject to adjustment in the case of certain capitalization events, a total of 250,000 common shares of the Company were available for purchase at adoption of the 2017 ESPP. At meetings in February 2020 and January 2019, the Board determined not to increase the number of shares of common stock available under the 2017 ESPP pursuant to the evergreen provision of the 2017 ESPP. Pursuant to the 2017 ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 450,000 shares, (ii) 1.5% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. During the year ended December 31, 2020 and 2019, the Company issued 82,971 and 38,279 shares of common stock under the 2017 ESPP, respectively. As of December 31, 2020, 357,224 shares of common stock remained available for issuance under the 2017 ESPP.

A summary of stock option activity under the 2015 Plan, 2017 Plan and Inducement Plan for the year ended

December 31, 2020 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Life (in Years)
Balances - December 31, 2019	3,749,186	$16.18	7.90
Options granted	1,973,810	10.19
Options exercised	(175,066)	5.07
Options canceled	(351,234)	12.71
Options expired	(157,502)	23.64
Balances - December 31, 2020	5,039,194	$14.26	7.83
Stock options exercisable at December 31, 2020	2,552,230	$17.03	6.60

The intrinsic value of stock options exercised during the year ended December 31, 2020, 2019 and 2018 was $1.6 million, $1.0 million, and $1.8 million, respectively.

The fair value of employee stock options was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

	Year Ended December 31,
	2020	2019	2018
Expected term in years	5.3 - 6.1	0.4 - 6.1	5.3 - 6.1
Expected volatility	70%	70%	70%
Risk-free interest rate	0.3 - 0.5%	1.4 - 2.6%	2.6 - 3.0%
Dividend yield	—	—	—

The fair value of the stock options granted to employees and directors during the years ended December 31, 2020, 2019 and 2018 was $6.7 million, $8.4 million, and $6.4 million, respectively.

The fair value of ESPP was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

	Year Ended December 31,
	2020	2019	2018
Expected term in years	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Expected volatility	70%	70%	70%
Risk-free interest rate	0.1% - 1.0%	1.7% - 2.6%	1.9% - 2.5%
Dividend yield	—	—	—

Total stock-based compensation expense was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
General and administrative	$6,062	$7,466	$9,004
Research and development	4,013	3,821	3,334
Total stock-based compensation expense	$10,075	$11,287	$12,338

The fair value of RSU awards is determined based on the number of units granted and the closing price of the Company’s common stock as of the grant date. The estimated fair value of RSUs is recognized on a straight-line basis over the requisite service period.

During 2017, the Company granted 160,974 RSUs all of which vested in June 2018 pursuant to which no shares were issued. Additional paid in capital was reduced by $0.1 million for tax payments related to shares withheld in connection with the vesting of the RSUs. There was no stock-based compensation expense related to these RSUs recorded in the years ended December 31, 2020 and 2019, and approximately $2.1 million in the year ended December 31, 2018. As of December 31, 2020, there was no unrecognized compensation expense related to these RSUs.

During the year ended December 31, 2017, the Company granted 68,800 RSUs to certain employees, of which 50% vested on June 1, 2019 with the remaining 50% vesting on June 1, 2021. In the event of a change in control, these RSUs vest 100%. The stock-based compensation expense recorded in the years ended December 31, 2020, 2019, and 2018 related to these RSUs was approximately $0.3 million, $0.4 million, and $0.4 million, respectively. As of December 31, 2020, there was $0.1 million of unrecognized compensation expense related to these RSUs.

At December 31, 2020, there was $9.6 million of unrecognized compensation cost related to unvested stock-based compensation arrangements, which is expected to be recognized over a weighted average period of 2.5 years.

7. Research Grants and Agreements

Sponsored Research Agreement

The Company entered into a Sponsored Research Agreement (SRA) with ODURF during 2014 pursuant to which the Company sponsors research activities performed by ODURF’s Frank Reidy Center. ODURF is compensated by the Company for its conduct of each study in accordance with the budget and payment terms set forth in the applicable task order. During each of the years ended December 31, 2019 and 2018, the Company agreed to sponsor $0.8 million in research during the subsequent 12-month period to be funded through monthly payments made upon ODURF certifying, to the Company’s reasonable satisfaction, that ODURF has met its obligations pursuant to the specified task order and statement of work. The principal investigator may transfer funds with the budget as needed without the Company’s approval so long as the obligations of ODURF under the task order and statement of work remain unchanged and unimpaired. As of December 31, 2020, there is no remaining balance payable under this research agreement.

During the years ended December 31, 2020, 2019 and 2018, the Company incurred costs relating to the SRA equal to $0.6 million, $0.9 million and $0.7 million, respectively.

8. Income Taxes

Income (loss) before income taxes during the years ended December 31, 2020 and 2019 is as follows (in thousands):

	December 31,
	2020	2019	2018
Domestic	$(49,851)	$(46,971)	$(37,545)
Foreign	—	—	—
	$(49,851)	$(46,971)	$(37,545)

The components of the provision for income taxes are as follows (in thousands):

	December 31,
	2020	2019	2018
Current
Federal	$—	$—	$—
State	3	3	3
Foreign	—	—	—
Total current	3	3	3

Deferred
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred	—	—	—

Total provision for income taxes	$3	$3	$3

The provision for income taxes differs from the amount estimated by applying the statutory federal income tax rate to income (loss) before taxes as follows:

	Year Ended December 31,
	2020	2019	2018
Federal tax (benefit) at statutory rate	21.0%	21.0%	21.0%
State tax (benefit) at statutory rate	8.4	(5.0)	7.0
Research and development credits	2.1	2.0	(2.0)
Change in valuation allowance	(43.3)	(18.0)	(28.0)
Deferred adjustment	8.5	—	—
Change in tax rate	4.2	—	—
Tax reform	—	—	2.0
Other	(0.8)	—	—
Provision for income taxes	—%	—%	—%

Note that for presentation purposes, the 2019 and 2018 percentages have been changed to present the opposite value from what was previously disclosed to allow for proper comparability to current year percentages.

Deferred income taxes reflect the impact of carryforwards and temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The carryforwards and temporary differences, which give rise to a significant portion of the Company's deferred tax asset (liability) as of December 31, 2020 and 2019, are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets
Accruals	$894	$119
Net operating loss carryforwards	36,531	20,755
Tax credit carryforwards	5,431	4,409
Stock-based compensation	9,391	5,473
Lease liability under ASC 842	3,339	1,411
Gross deferred tax assets	55,586	32,167
Valuation allowance	(51,973)	(30,369)
Total deferred tax assets	3,613	1,798

Deferred tax liabilities
Intangibles	(486)	(434)
ROU asset under ASC 842	(3,096)	(1,364)
Fixed assets	(31)	—
Total deferred tax liabilities	(3,613)	(1,798)

Net deferred tax assets/(liabilities)	$—	$—

The Company's unrecognized tax benefits as of December 31, 2020, 2019, and 2018 were $2.5 million, $1.5 million, and $0.9 million, respectively. If recognized, none of the unrecognized tax benefits would impact income tax expense to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets.

A reconciliation of the beginning and ending amounts of unrecognized tax benefit is as follows (in thousands):

	December 31,
	2020	2019	2018
Unrecognized tax benefits at beginning of year	$1,470	$877	$512
Increases related to current year tax positions	1,021	593	365
Unrecognized tax benefits at end of year	$2,491	$1,470	$877

The Company’s policy is to recognize interest and penalties related to income taxes as components of interest expense and other expense, respectively. The Company did not accrue interest and penalties related to unrecognized tax benefits as of December 31, 2020 and does not anticipate any significant change within twelve months of this reporting date.

The Company's valuation allowance increased by $21.6 million in the year ended December 31, 2020 and increased by $7.7 million in the year ended December 31, 2019.

As of December 31, 2020, the Company had federal and state net operating loss carryforwards of $125 million and $117 million, respectively, which begin to expire in 2034. Of the total federal net operating loss (NOL) carryforward of $125 million, approximately $99 million is carried forward indefinitely but is limited to 80% of the taxable income.

As of December 31, 2020, the Company had approximately $4.2 million and $3.8 million of U.S. federal and California research and development (R&D) credits, respectively. The federal R&D credits begin to expire after 2035 and the California R&D credits have an indefinite carryforward period.

The Company is subject to taxation in the United States for Federal and State. All jurisdictions and tax years currently remain open for IRS and state taxing authorities’ examination. As of December 31, 2020, the Company was not under examination by the Internal Revenue Service or any state tax jurisdiction.

Internal Revenue Code Section 382 ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. The Company is not aware of any ownership changes in this financial period ending on December 31, 2020.

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted on March 27, 2020 in the U.S. The CARES Act and related notices include several significant provisions, including delaying certain payroll tax payments, mandatory transition tax payments under the Tax Cut and Jobs Act, and estimated income tax payments that the Company is deferring to future periods. The Consolidated Appropriations Act (CAA) was also enacted on December 27, 2020 to provide further relief measures and renew various expiring tax provisions. The CARES Act and CAA are not expected to have a significant impact on the Company’s effective tax rate, cash expense, or net deferred tax assets.

9. Related Party Transactions

Kenneth A. Clark, a director of the Company since November 2017, is a member of the law firm of Wilson Sonsini Goodrich and Rosati (WSGR), which also serves as the outside corporate counsel to the Company. During the years ended December 31, 2020, 2019 and 2018, the Company incurred expenses reported in general and administrative expenses in the consolidated statement of operations for legal services rendered by WSGR totaling approximately $0.8 million, $0.5 million and $1.2 million, respectively. During the year ended December 31, 2020, the Company capitalized approximately $0.4 million for legal expenses incurred in connection with the 2020 rights offering. During the year ended December 31, 2018, the Company capitalized approximately $0.1 million for legal expenses incurred in connection with the 2018 rights offering (Note 6).

During December 2018, the Company completed a rights offering pursuant to which it sold an aggregate of 3,581,148 shares of its common stock, par value $0.001 per share, at a price per share of $12.57, for net proceeds of approximately $44.8 million. At the time of transaction, Robert W. Duggan, the Company’s Chairman of the Board of Directors and the beneficial owner of approximately 35% of the Company’s then outstanding common stock prior to the rights offering. Mr. Duggan purchased an aggregate of 3,146,226 shares of common stock which increased his beneficial ownership to approximately 43% of the Company’s outstanding stock at the time.

During June 2020, the Company completed a rights offering to purchase up to $30 million of units, each unit consisting of one share of the Company’s common stock, par value $0.001 per share, and 0.15 warrants to purchase shares of common stock at a price of $7.01 per Unit. A total of 4,279,600 shares of its common stock, par value $0.001 per share, and 641,571 warrants were issued and sold in the 2020 Rights Offering for net proceeds of $29.4 million. Robert W. Duggan, the Company’s Chairman of the Board of Directors and the beneficial owner of approximately 43% of the Company’s outstanding common stock prior to the 2020 Rights Offering, participated in the 2020 Rights Offering and purchased an aggregate of 2,561,873 Units. After giving effect to the 2020 Rights Offering, Mr. Duggan was the beneficial owner of approximately 47% of the Company’s outstanding stock as of December 31, 2020.

The Company determined not to renew its director and officer liability insurance policies due to disproportionately high premiums quoted by insurance companies. Instead, Robert W. Duggan and the Company entered into a letter agreement, dated May 12, 2020 (the Letter Agreement), pursuant to which Mr. Duggan agreed with the Company to personally provide indemnity coverage on substantially the same terms as the Company’s prior coverage program for a one-year period, and has deposited $30 million of cash as security for such obligations. The Company will pay a fee of $2.5 million to Mr. Duggan that shall be due on May 13, 2021, the last day of the one-year period, in consideration of the obligations set forth in the Letter Agreement. The other members of the Board are third-party beneficiaries under the Agreement. As of December 31, 2020, the amount owed to Mr. Duggan under the Letter Agreement was $1.6 million, recorded in the balance sheet under Accrued Liabilities.

10. Commitments and Contingencies

Operating Leases

During January 2017, the Company entered into a five-year lease (the Existing Lease) for approximately 15,700 square feet for its corporate headquarters located in Hayward, California. The lease commenced during July 2017.

During May 2019, the Company entered into Lease Amendment 1 (the Amendment) in relation to the Existing Lease and added the lease of new premises of approximately 13,300 square feet and 21,300 square feet, (Expansion Premises 1 and Expansion Premises 2, respectively). Additionally, the term of the Existing Lease was extended to be coterminous with Expansion Premises 1 and Expansion Premises 2, effective October 2029.

The Company evaluated the lease amendment under the provisions of ASC 842. It concluded that the Amendment would be accounted for as a single contract with the Existing Lease because the additional lease payments due to the Amendment was not commensurate with ROU asset granted to the Company. Though the Amendment was accounted for as a single contract, the Existing Premises, Expansion Premises 1 (occupied in November 2019) and Expansion Premises 2 (occupied in May 2020)

are accounted for as separate lease components. Accordingly, the Company measured and allocated consideration to each lease component as of the modification date.

Upon commencement of each lease component, the Company reassessed and calculated the lease liability and ROU asset for the respective component. As a result, at the modification date, the Company remeasured its existing lease liability and recorded an additional ROU asset and lease liability of $2.0 million. The Company also recorded an additional ROU asset and lease liability of $3.0 million and $4.8 million at the commencement of Expansion Premises 1 in November 2019 and Expansion Premises 2 in May 2020, respectively. At December 31, 2020, total ROU assets and lease lability including the impact of ASC 842 adoption, was approximately $9.4 million and $11.4 million, respectively.

During the years ended December 31, 2020, 2019 and 2018, rent expense, including common area maintenance charges, was $1.7 million, $0.5 million and $0.2 million, respectively.

Information related to the Company's ROU assets and related lease liabilities were as follows (in thousands except for remaining lease term and discount rate):

Year ending December 31:
2021	$1,643
2022	1,806
2023	1,845
2024	1,910
Thereafter	10,214
Total lease payments	17,418
Less imputed interest	(6,062)
Total lease liabilities	$11,356

Other supplemental non-cash information:
Cash paid for operating lease liabilities	$1,045
Operating lease liabilities arising from ROU assets	$4,833

Current operating lease liabilities	542
Non-current operating lease liabilities	10,814
Total lease liabilities	$11,356

Weighted-average remaining lease term	8.83
Weighted-average discount rate	10%

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

11. Employee Benefit Plans

The Company sponsors a defined contribution plan under which it may make discretionary contributions. The Company did not make any employer matching contributions to this plan during the years ended December 31, 2020, 2019 and 2018.

12. Supplementary Financial Information

There are no retrospective changes to the statements of comprehensive income for any of the quarters within the two most recent fiscal years that individually or in the aggregate are material.

13. Subsequent Events

In February 2021 the Company filed an at-the-market equity offering with the SEC, having an aggregate offering price of up to $60 million under which the Company may offer and sell shares of the Company’s common stock from time to time, although the Company has no obligation to make sales pursuant to such at-the-market equity offering.

On March 11, 2021, the Company and Robert W. Duggan, principal stockholder and Chairman of the board of directors, entered into a Loan Agreement in connection with Mr. Duggan lending the principal sum of $41.0 million to the Company. The Loan Agreement bears interest at a rate per annum equal to 5.0%, payable quarterly commencing on July 1, 2021. The interest rate payable under the Loan Agreement increases to 7.0% upon the occurrence of an Event of Default or a Material Adverse Effect, each as defined in the Loan Agreement. All unpaid principal amount of the Loan Agreement, together with any then unpaid and accrued interest, shall be payable at the earlier of (i) June 11, 2022 or (ii) when, upon the occurrence and during the continuance of an Event of Default, such amounts are declared due and payable by Mr. Duggan or made automatically due and payable, in each case, in accordance with the terms thereof, including any applicable cure periods as set forth in the Loan Agreement. A late payment fee equal to 2.0% will be applied to any payments received later than one (1) business day after the expiration of the applicable cure period. Upon five business days prior written notice to Mr. Duggan, the Company may prepay all or any portion of the amounts borrowed under the Loan Agreement, without premium or penalty. The Loan Agreement subjects the Company to certain affirmative and negative covenants. In addition, the Loan Agreement contains certain Events of Default.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholder to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

(b) The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit		Incorporation by Reference
Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Plan of Conversion of Pulse Biosciences, Inc.	8-K12B	001-37744	2.1	June 18, 2018
3.1	Articles of Conversion	8-K12B	001-37744	3.1	June 18, 2018
3.2	Certificate of Conversion	8-K12B	001-37744	3.2	June 18, 2018
3.3	Certificate of Incorporation of Pulse Biosciences, Inc.	8-K12B	001-37744	3.3	June 18, 2018
3.4	Bylaws of Pulse Biosciences, Inc.	8-K12B	001-37744	3.4	June 18, 2018
4.1	Specimen Common Stock Certificate	8-K12B	001-37744	4.1	June 18, 2018
4.2	Form of Warrant dated November 9, 2014 issued to MDB Capital Group, LLC	S-1	333-208694	4.2	December 22, 2015
4.3	Form of Registration Rights Agreement dated November 6, 2014, among the holders of placement warrants and the Registrant	S-1	333-208694	10.7	December 22, 2015
4.4	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-34899	4.6	March 16, 2020
4.5	Form of Warrant	S-3/A	333-237577	4.3	May 1, 2020
4.6	Form of Warrant Agent Agreement	S-3/A	333-237577	4.4	May 1, 2020
10.1	Lease for facilities at 3955 Point Eden Way, Hayward, California, dated January 26, 2017	10-K	001-34899	10.1	March 20, 2017
10.2#	License Agreement among Old Dominion University Research Foundation, Eastern Virginia Medical School and the Registrant	S-1	333-208694	10.12	May 3, 2016
10.3	Amendments No. 1 to License Agreement among Old Dominion University Research Foundation, Eastern Virginia Medical School and the Registrant	S-1	333-208694	10.13	March 7, 2016
10.4#	License Agreement among University of Southern California, The Alfred Mann Institute and the Registrant	S-1	333-208694	10.14	May 3, 2016
10.5#	Amendment No. 1 to the License Agreement among University of Southern California, The Alfred Mann Institute and the Registrant	S-1	333-208694	10.15	May 3, 2016
10.6	Securities Purchase Agreement, dated February 7, 2017, by and between Pulse Biosciences, Inc. and certain purchasers	8-K	001-37744	10.1	February 10, 2017
10.7	Securities Purchase Agreement, dated September 24, 2017, by and between Pulse Biosciences, Inc. and certain purchasers	8-K	001-37744	10.1	September 25, 2017
10.8+	2015 Stock Incentive Plan	S-1	333-208694	10.2	December 22, 2015
10.9+	2017 Inducement Equity Incentive Plan and forms of agreements thereunder	8-K	001-37744	10.1	November 28, 2017
10.10+*	2017 Equity Incentive Plan and forms of agreements thereunder
10.11+	2017 Employee Stock Purchase Plan and forms of agreements thereunder	8-K	001-37744	10.2	May 19, 2017
10.12+	Form of Director Option Agreement, not issued under the 2015 Stock Incentive Plan	S-1	333-208694	10.3	December 22, 2015
10.13+	Executive Employment Agreement between Darrin R. Uecker and the Registrant	S-1	333-208694	10.9	December 22, 2015
10.14+	Amendment to Employment Agreement between Darrin R. Uecker and Pulse Biosciences, Inc. dated October 5, 2016	8-K	001-37744	10.1	October 11, 2016
10.15+	Form of At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement for Employees	S-1	333-208694	10.10	December 22, 2015
10.16+	Form of Indemnification Agreement	8-K12B	001-37744	10.1	June 18, 2018
10.17+	Letter Agreement between Pulse Biosciences, Inc. and Robert W. Duggan, dated May 12, 2020.	10-Q	001-37744	10.1	August 10, 2020
10.18	First Amendment to the lease for facilities at 3955 Point Eden Way, Hayward, California, dated May 28, 2019	8-K	001-37744	10.19	May 31, 2019
10.19+	Executive Employment Agreement between Ed Ebbers and the Registrant	10-K	0001-34899	10.17	March 14, 2019
10.20+	Employment Agreement between Sandra Gardiner and the Registrant	8-K	001-37744	10.1	November 7, 2019
10.21	At-the-Market Equity Offering Sales Agreement	8-K	001-37744	1.1	February 4, 2021

10.22+	Loan Agreement between Pulse Biosciences, Inc. and Robert W. Duggan, dated March 11, 2021	8-K	001-37744	10.1	March 11, 2021
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

PULSE BIOSCIENCES, INC.

Date: March 12, 2021	By:	/s/ Sandra A. Gardiner
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

Signature	Title	Date
/s/ Darrin R. Uecker Darrin R. Uecker	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2021

/s/ Robert W. Duggan Robert W. Duggan	Chairman of the Board of Directors	March 12, 2021

/s/ Sandra A. Gardiner Sandra A. Gardiner	Chief Financial Officer, Executive Vice President, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 12, 2021

/s/ Mitchell E. Levinson Mitchell E. Levinson	Director	March 12, 2021

/s/ Kenneth A. Clark Kenneth A. Clark	Director	March 12, 2021

/s/ Manmeet S. Soni Manmeet S. Soni	Director	March 12, 2021

/s/ Mahkam Zanganeh Mahkam Zanganeh	Director	March 12, 2021

/s/ Richard A. van den Broek Richard A. van den Broek	Director	March 12, 2021