Form 10-Q
period 2021-03-31
Pulse Biosciences, Inc.
filed 2021-05-10
CIK 1625101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

Form 10-Q

___________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2021: 26,460,353

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PULSE BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$59,883	$12,463
Investments	—	8,012
Inventory	1,135	—
Prepaid expenses and other current assets	958	1,864
Total current assets	61,976	22,339
Property and equipment, net	2,430	2,478
Intangible assets, net	3,715	3,882
Goodwill	2,791	2,791
Right-of-use assets	9,280	9,438
Other assets	365	365
Total assets	$80,557	$41,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,164	$1,717
Accrued expenses	5,617	5,326
Lease liability, current	629	542
Related party note payable, current (Note 8)	118	—
Total current liabilities	8,528	7,585

Lease liability, less current	10,632	10,814
Related party note payable, less current	41,000	—
Total liabilities	60,160	18,399

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized – 50,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value: authorized – 500,000 shares; issued and outstanding – 26,401 shares and 25,550 shares at March 31, 2021 and December 31, 2020, respectively	26	25
Additional paid-in capital	211,550	195,410
Accumulated other comprehensive income (loss)	—	(1)
Accumulated deficit	(191,179)	(172,540)
Total stockholders’ equity	20,397	22,894
Total liabilities and stockholders’ equity	$80,557	$41,293

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three-Month Periods Ended
	March 31,
	2021	2020
Revenue	$—	$—
Operating expenses:
Research and development	9,063	6,181
Sales and marketing	4,146	1,695
General and administrative	5,316	4,074
Total operating expenses	18,525	11,950
Other income (expense):
Interest income (expense), net	(114)	78
Total other income (expense)	(114)	78
Net loss	(18,639)	(11,872)
Other comprehensive loss:
Unrealized gain on available-for-sale securities	1	13
Comprehensive loss	$(18,638)	$(11,859)
Net loss per share:
Basic and diluted net loss per share	$(0.71)	$(0.57)
Weighted average shares used to compute net loss per common share — basic and diluted	26,072	20,838

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three-Month Periods Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(18,639)	$(11,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	113	104
Amortization of intangible assets	167	166
Stock-based compensation	6,965	2,626
Net premium amortization and discount on available-for-sale securities	13	(4)
Changes in operating assets and liabilities:
Inventory	(1,135)	—
Prepaid expenses and other current assets	(124)	460
Other receivables	48	—
Right-of-use assets	158	71
Other long-term assets	—	(68)
Accounts payable	433	(749)
Accrued expenses	291	(425)
Accrued interest on related party note	118	—
Lease liabilities	(95)	69
Net cash used in operating activities	(11,687)	(9,622)
Cash flows from investing activities:
Purchases of property and equipment	(51)	(171)
Purchases of investments	—	(3,006)
Maturities of investments	8,000	13,500
Net cash provided by investing activities	7,949	10,323
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	430	255
Proceeds from exercises of warrants	4,217	—
Proceeds from exercises of stock options	619	9
Proceeds from issuance of common stock from at-the-market equity offering	4,892	—
Proceeds from issuance of related party note	41,000	—
Net cash provided by financing activities	51,158	264
Net increase in cash	47,420	965
Cash and cash equivalents at beginning of period	12,463	6,899
Cash and cash equivalents at end of period	$59,883	$7,864

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gains on available-for-sale securities	$1	$13
Unpaid property and equipment included in accounts payable and accrued expenses	14	—
Other receivable from issuance of common stock from at-the-market equity offering	(71)	—

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2020	25,550	$25	$195,410	$(1)	$(172,540)	$22,894
Issuance of shares upon exercise of stock options	40	—	449	—	—	449
Issuance of shares under employee stock purchase plan	68	—	430	—	—	430
Issuance of shares upon exercise of warrants	585	1	3,333	—	—	3,334
Issuance of common stock in an at-the-market equity offering, net of issuance costs of $446	158	—	4,963	—	—	4,963
Stock-based compensation expense	—	—	6,965	—	—	6,965
Unrealized gain on available-for-sale securities	—	—	—	1	—	1
Net loss	—	—	—	—	(18,639)	(18,639)
Balance, March 31, 2021	26,401	$26	$211,550	$—	$(191,179)	$20,397

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2019	20,825	$21	$153,401	$4	$(122,689)	$30,737
Issuance of shares upon exercise of stock options	1	—	9	—	—	9
Issuance of shares under employee stock purchase plan	43	—	255	—	—	255
Stock-based compensation expense	—	—	2,626	—	—	2,626
Unrealized gain on available-for-sale securities	—	—	—	13	—	13
Net loss	—	—	—	—	(11,872)	(11,872)
Balance, March 31, 2020	20,869	$21	$156,291	$17	$(134,561)	$21,768

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of the Business

Pulse Biosciences, Inc. (together with its subsidiaries, the Company) is a novel bioelectric medicine company committed to health innovation that has the potential to improve the lives of patients. The CellFX® System (CellFX) is the first commercial product to harness the distinctive advantages of the Company’s proprietary Nano-Pulse Stimulation™ (NPS) technology. The CellFX System delivers nano second duration pulses of electrical energy to non-thermally clear targeted cells while sparing adjacent non-cellular tissue, to treat a variety of applications for which an optimal solution remains unfulfilled.

In February 2021, the Company received 510(k) clearance from the United States (U.S.) Food and Drug Administration (FDA) for the CellFX System with initial clearance for a general dermatologic indication. Additionally, in January 2021, the Company received Conformité Européene (CE) marking approval for the CellFX System, which allows for marketing of the system in the European Union (EU) for treatment of general dermatologic conditions, including Sebaceous Hyperplasia (SH), Seborrheic Keratosis (SK), and cutaneous non-genital warts. The Company has commenced a controlled launch in both the U.S. and the EU with key opinion leaders (KOL) in dermatology (Note 9).

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

Pulse Biosciences, CellFX, CellFX CloudConnect, CellFX Marketplace, Nano-Pulse Stimulation, NPS, and the stylized logos are among the trademarks and/or registered trademarks of Pulse Biosciences, Inc. in the U.S. and other countries.

2. Summary of Significant Accounting Policies

COVID-19 Pandemic

The Company is subject to risks and uncertainties as a result of the novel coronavirus pandemic (COVID-19). The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict, as the response to the pandemic continues to evolve. The Company considered the impact of COVID-19 on the assumptions and estimates used to determine the results reported and asset valuations as of March 31, 2021.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the Company’s December 31, 2020 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The condensed consolidated financial statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (SEC) and, as permitted by such rules and regulations, omit certain information and footnote disclosures necessary to present the financial statements in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The condensed consolidated balance sheet as of December 31, 2020 was derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three-month periods ended March 31, 2021 are not necessarily indicative of the results to be expected for the entire year or any future periods.

Certain prior period balances have been reclassified to conform to the current period presentation in the consolidated financial statements and the accompanying notes. Sales and marketing expenses are reclassified out of general and administrative expenses and presented as a separate line item. Amortization of intangible assets are reclassified to general and administrative expenses.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The Company continually evaluates the accounting policies and estimates used in preparing the consolidated financial statements. During the three-month period ended March 31, 2021, the Company received 510(k) clearance and CE marking approval for the CellFX System and began to capitalize inventory in preparation of commercialization.

Valuation of Inventory

Inventory is stated at lower of cost or net realizable value. The Company establishes the inventory basis by determining the cost based on standard costs approximating the purchase costs on a first-in, first-out basis. Net realizable value is the estimated selling price in the ordinary course of the Company’s business, less reasonably predictable costs of completion, disposal, and transportation. The cost basis of the Company’s inventory will be reduced for any products that are considered excessive or obsolete based upon assumptions about future demand and market conditions. At March 31, 2021 there is no reduction to the balance of inventory for excessive and obsolete inventory.

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

The following outstanding stock options, warrants and restricted stock units were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three-Month Periods Ended
	March 31,
	2021	2020
Common stock warrants	600	167,847
Common stock options	5,476,636	3,891,607
Restricted stock units	111,305	222,606
Total	5,588,541	4,282,060

 Recent Accounting Pronouncement

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the general principles in Accounting Standards Codification (ASC) 740 and makes amendments to other areas with the intention of simplifying various aspects related to accounting for income taxes. The new standard is effective for fiscal years beginning after December 15, 2020, including interim periods therein; with early adoption permitted. The Company adopted the Topic 740 effective January 1, 2021. The adoption did not have a material impact on the Company’s financial statements.

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

Level 2 - Inputs, other than quoted prices included within Level 1, which are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include commercial paper, corporate bonds, U.S. Treasury Securities, and asset-backed securities.

Level 3 - Unobservable inputs for which there is little or no market data for the asset or liability which requires the reporting entity to develop its own assumptions. The Company did not classify any of its investments within Level 3 of the fair value hierarchy.

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis as of March 31, 2021 and December 31, 2020, respectively (in thousands):

		March 31, 2021				December 31, 2020
Assets	Classification	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$56,694	$—	$—	$56,694	$7,176	$—	$—	$7,176
U.S. Treasury Securities	Cash and cash equivalents	—	—	—	—	—	2,004	—	2,004
U.S. Treasury Securities	Investments	—	—	—	—	—	8,012	—	8,012
Total assets measured at fair value		$56,694	$-	$—	$56,694	$7,176	$10,016	$—	$17,192

The Company did not have any financial liabilities measured on a recurring basis as of March 31, 2021 or December 31, 2020.

During the three-month period ended March 31, 2021, there were no transfers between Level 1, Level 2 or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Leasehold improvements	$2,827	$2,805
Laboratory equipment	912	878
Furniture, fixtures, and equipment	562	517
Software	128	128
Construction in progress	30	66
	4,459	4,394
Less: Accumulated depreciation	(2,029)	(1,916)
Property and equipment, net	$2,430	$2,478

Depreciation expense was $0.1 million for each of the three-month periods ended March 31, 2021 and 2020.

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

Intangible assets, net consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Acquired patents and licenses	$7,985	$7,985
Less: Accumulated amortization	(4,270)	(4,103)
Intangible assets, net	$3,715	$3,882

A schedule of the amortization of intangible assets for the remainder of 2021 and the succeeding five fiscal years is as follows (in thousands):

Year Ending December 31:
2021 (remaining 9 months)	$499
2022	665
2023	665
2024	665
2025	665
2026	556
Total	$3,715

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Compensation	$2,718	$3,324
Director and officer liability insurance (Note 10)	2,188	1,563
Clinical trial costs and fees	223	188
Professional fees	106	87
Controlled launch (Note 9)	135	—
Other	247	164
Total accrued expenses	$5,617	$5,326

5. Goodwill

In 2014, the Company acquired three companies (the acquisitions) for aggregate consideration of $5.5 million. In accordance with ASC Topic 805, Business Combinations, the Company recorded goodwill of $2.8 million in connection with the acquisitions as the consideration paid exceeded the fair value of the net tangible assets and the intangible assets acquired.

The Company reviews goodwill for impairment at least annually or whenever changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Based on the Company’s annual impairment test as of December 31, 2020 the Company determined that no impairment of goodwill existed and was not aware of any indicators of impairment at such date. In addition, there were no indicators of impairment at March 31, 2021.

6. Stockholders’ Equity and Stock-Based Compensation

At-the-Market Equity Offering

On February 4, 2021, the Company entered into a sales agreement (Sales Agreement) with Stifel, Nicolaus & Company, Inc. (Stifel) as sales agent, pursuant to which the Company may offer and sell, from time to time, through Stifel, up to $60.0 million in shares of common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Company has no obligation to make any sales of its common stock pursuant to such Sales Agreement. During the three-month period ended March 31, 2021, the Company issued and sold 157,742 shares of common stock under the Sales Agreement. The shares were sold at a weighted average price of $34.29 per share for aggregate net proceeds of approximately $5.0 million, after deducting sales commissions and offering costs payable by the Company. At March 31, 2021, the Company had received $4.9 million of the net proceeds, which are included in cash and cash equivalents on the balance sheet, and has recorded $0.1 million as other receivable due to timing of receipt of funds.

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

A total of 4,279,600 shares of common stock and 641,571 warrants (Rights Offering Warrants) were issued and sold in the Rights Offering for net proceeds of approximately $29.4 million. Each warrant was exercisable for one share of the Company’s common stock at an exercise price equal to $7.01, the subscription price for the Units. The Rights Offering Warrants were exercisable immediately and expired on the fifth anniversary of the completion of the Rights Offering, or June 16, 2025, subject to certain redemption rights by the Company. The Rights Offering Warrants were subject to redemption by the Company, on or after December 16, 2020, six months after the issue date, for $0.01 per warrant, with not less than 30 days written notice, if the volume weighted average price of our common stock equaled or exceeded 200% of the exercise price for the Rights Offering Warrants for 10 consecutive trading days.

Robert W. Duggan, principal stockholder and Chairman of the board of directors, who was the beneficial owner of approximately 43% of the Company’s outstanding common stock prior to the Rights Offering, participated in the Rights Offering and purchased an aggregate of 2,561,873 Units. After giving effect to the Rights Offering, including exercise of the Rights Offering Warrants, Mr. Duggan is the beneficial owner of approximately 47% of the Company’s outstanding common stock as of March 31, 2021.

Common Stock Warrants

In connection with a private placement in 2014 of the Company’s common stock, par value $0.001 per share, the Company issued warrants as compensation to the placement agent to purchase a total of 299,625 shares of its common stock at an exercise price of $2.67 per share (Private Placement Warrants). The Private Placement Warrants are exercisable for period of seven years from issuance. In March 2021, warrants to purchase 45,638 shares of common stock were net exercised, resulting in the issuance of 40,563 shares of common stock. As of March 31, 2021, there were a total of 600 of Private Placement Warrants outstanding.

In connection with the closing of the Company’s initial public offering in 2016, the Company issued warrants as compensation to its underwriters, to purchase a total of 574,985 shares of its common stock at an exercise price of $5.00 per share (IPO Warrants). The IPO Warrants were exercisable for a period of five years from issuance. In March 2021, warrants to purchase 85,385 shares of common stock were net exercised, resulting in the issuance of 68,958 shares of common stock. As of March 31, 2021, there were no IPO Warrants outstanding.

In connection with the Rights Offering, the Company issued warrants to purchase a total of 641,571 shares of its common stock at an exercise price of $7.01. On December 31, 2020 the Company met the requirements for redemption of these warrants and delivered a notice of redemption to redeem all of the outstanding warrants that remained unexercised at February 5, 2021, for the redemption price of $0.01 per warrant. Pursuant to the redemption, the Company redeemed 5,139 warrants. Prior to the February 5, 2021 redemption date, 636,432 warrants were exercised, generating approximately $4.5 million of total gross proceeds to the Company. As of March 31, 2021, there were no Rights Offering Warrants outstanding.

Equity Plans

2017 Equity Incentive Plan and 2017 Inducement Equity Incentive Plan

The Board of Directors of the Company (Board) previously adopted, and the Company’s stockholders approved, the Company’s 2017 Equity Incentive Plan (2017 Plan).

The 2017 Plan has a 10-year term, and provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and performance shares to employees, directors and consultants of the Company and any parent or subsidiary of the Company, as the Compensation Committee of the Board may determine. Subject to an annual evergreen increase and adjustment in the case of certain capitalization events, the Company initially reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to awards under the 2017 Plan. In addition, shares remaining available under the Company’s 2015 Equity Incentive Plan, as amended (2015 Plan), and shares reserved but not issued pursuant to outstanding equity awards that expire or terminate without being exercised or that are forfeited or repurchased by the Company will be added to the shares of common stock available for issuance under the 2017 Plan. The 2017 Plan is administered by the Board’s Compensation Committee. Effective January 1, 2021, the Company’s Board authorized an increase in the number of shares of common stock available under the 2017 Plan by 1,022,002 shares pursuant to the evergreen provision of the 2017 Plan. Pursuant to the 2017 Plan, the 2021 share increase is determined based on the least of (i) 1,200,000 shares, (ii) 4% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. As of March 31, 2021, 998,290 shares of common stock remained available for issuance under the 2017 Plan.

During November 2017, the Board adopted the 2017 Inducement Equity Incentive Plan (Inducement Plan) and reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan was adopted without stockholder approval. The Inducement Plan has a 10-year term, and provides for the grant of equity-based awards, including nonstatutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares and performance units, and its terms are substantially similar to the 2017 Plan, including with respect to treatment of equity awards in the event of a “merger” or “change in control” as defined under the Inducement Plan. Options issued under the Inducement Plan may have a term up to ten years and have variable vesting provisions. New hire grants generally vest 25% annual starting upon the first anniversary of the grant. Equity-based awards issued under the Inducement Plan are only issuable to individuals not previously engaged as employees or non-employee directors of the Company prior to the Inducement Plan’s adoption date. As of March 31, 2021, 23,346 shares of common stock remained available for issuance under the Inducement Plan.

Certain stock options awarded to the Company’s executives and other key employees contain performance conditions related to certain financial measures and achievements of strategic/operational milestones (performance options). As of March 31, 2021, not all of the performance conditions are probable to be achieved. Compensation expense has only been recognized for those conditions that are assumed to be probable.

During February 2021, Management and the Compensation Committee approved of a modification to certain vesting conditions of outstanding performance options. The Company had not recognized any compensation expense in relation to these performance options as the performance condition was previously deemed to be improbable. However, upon modification those specific performance conditions are now deemed probable and fully vested. As such, during the three-month period ended March 31, 2021, the full expense in relation to the amended performance conditions was recognized resulting in $4.2 million of additional stock-compensation expense.

2017 Employee Stock Purchase Plan

The Board previously adopted and the stockholders approved the Company’s 2017 Employee Stock Purchase Plan (2017 ESPP).

The 2017 ESPP is a broad-based plan that provides employees of the Company and its designated affiliates with the opportunity to become stockholders through periodic payroll deductions that are applied towards the purchase of Company common shares at a discount from the then-current market price. Subject to adjustment in the case of certain capitalization events, a total of 250,000 common shares of the Company were available for purchase at adoption of the 2017 ESPP. Pursuant to the 2017 ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 450,000 shares, (ii) 1.5% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. Effective January 1, 2021, pursuant to the evergreen provision of the 2017 ESPP, the number of shares of common stock available under the 2017 ESPP was increased by 383,250 shares. During the three-month period ended March 31, 2021, the Company issued 68,057 shares of common stock under the 2017 ESPP. As of March 31, 2021, 672,417 shares of common stock remained available for issuance under the 2017 ESPP.

A summary of stock option activity under the 2015 Plan, 2017 Plan and Inducement Plan for the three-months ended March 31, 2021 is presented below:

	Stock Options Outstanding
		Weighted
	Number	average
	of shares	exercise price
Balances — December 31, 2020	5,039,194	$14.26
Options granted	608,815
Options exercised	(39,981)
Options canceled	(68,654)
Options expired	(62,738)
Balances — March 31, 2021	5,476,636	$15.47
Exercisable — March 31, 2021	2,905,929	$16.13

Stock-based Compensation

Total stock-based compensation expense consisted of the following (in thousands):

	Three-Month Periods Ended
	March 31,
	2021	2020
Research and development	$3,166	$877
Sales and marketing	1,761	310
General and administrative	2,038	1,439
Total stock-based compensation expense	$6,965	$2,626

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

	Three-Month Periods Ended March 31,
	2021	2020
Expected term in years	6.1	6.1
Expected volatility	78%	70%
Risk-free interest rate	1.0 - 1.1%	0.4 - 1.7%
Dividend yield	—	—

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

	Three-Month Periods Ended March 31,
	2021	2020
Expected term in years	0.5 - 1.0	0.5 - 1.0
Expected volatility	91%	70%
Risk-free interest rate	0.07 - 0.08%	0.9 - 1.0%
Dividend yield	—	—

7. Research Grants and Agreements

Sponsored Research Agreement

Annually, the Company may sponsor research activities (SRAs) performed by Old Dominion University’s Frank Reidy Center (ODURF). ODURF is compensated by the Company for its conduct of each study in accordance with the budget and payment terms set forth in the applicable task order. In March 2021, the Company renewed the SRAs and agreed to sponsor $0.3 million in research during the subsequent 12-month period funded through periodic payments made upon ODURF certifying, to the Company’s reasonable satisfaction, that ODURF has met its obligations pursuant to the specified task order and statement of work. The principal investigator may transfer funds with the budget as needed without the Company’s approval so long as the obligations of ODURF under the task order and statement of work remain unchanged and unimpaired. During the three-month periods ended March 31, 2021 and 2020, the Company incurred costs relating to the SRAs equal to $0.0 million and $0.2 million, respectively.

8. Commitments and Contingencies

Loan Agreement

On March 11, 2021, the Company and Robert W. Duggan entered into a Loan Agreement in connection with Mr. Duggan lending the principal sum of $41.0 million to the Company. The Loan Agreement bears interest at a rate per annum equal to 5.0%, payable quarterly commencing on July 1, 2021. The interest rate payable under the Loan Agreement increases to 7.0% upon the occurrence of an Event of Default or a Material Adverse Effect, each as defined in the Loan Agreement. All unpaid principal amount of the Loan Agreement, together with any then unpaid and accrued interest, shall be payable at the earlier of (i) June 11, 2022 or (ii) when, upon the occurrence and during the continuance of an Event of Default, such amounts are declared due and payable by Mr. Duggan or made automatically due and payable, in each case, in accordance with the terms thereof, including any applicable cure periods as set forth in the Loan Agreement. A late payment fee equal to 2.0% will be applied to any payments received later than one (1) business day after the expiration of the applicable cure period. Upon five business days prior written notice to Mr. Duggan, the Company may prepay all or any portion of the amounts borrowed under the Loan Agreement, without premium or penalty. The Loan Agreement subjects the Company to certain affirmative and negative covenants. In addition, the Loan Agreement contains certain Events of Default. During the three-month period ended March 31, 2021, the Company accrued $0.1 million of interest which is recorded as current portion of related party note payable.

Operating Leases

During January 2017, the Company entered into a five-year lease (Existing Lease) for approximately 15,700 square feet for its corporate headquarters located in Hayward, California. The lease commenced during July 2017.

During May 2019, the Company entered into Lease Amendment 1 (Amendment) in relation to the Existing Lease and added the lease of new premises of approximately 13,300 square feet and 21,300 square feet, (Expansion Premises 1 and Expansion Premises 2, respectively). Additionally, the term of the Existing Lease was extended to be coterminous with Expansion Premises 1 and Expansion Premises 2, effective October 2029.

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

Information related to the Company’s ROU assets and related lease liabilities are as follows (in thousands, except for remaining lease term and discount rate):

Year Ending December 31:
2021 (remaining 9 months)	$1,268
2022	1,806
2023	1,845
2024	1,910
2025	1,977
2026	2,046
Thereafter	6,191
Total lease payments	17,043
Less imputed interest	(5,782)
Total lease liabilities	$11,261

Other supplemental information:
Current operating lease liabilities	$629
Non-current operating lease liabilities	10,632
Total lease liabilities	$11,261

Cash paid for operating lease liabilities	$375

Weighted average remaining lease term	8.59
Weighted average discount rate	10%

Rent expense, including common area maintenance charges, was $0.5 million and $0.2 million during the three-month periods ended March 31, 2021 and 2020, respectively.

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

9.   Controlled Launch

In February 2021, the Company received 510(k) clearance from the U.S. FDA for the CellFX System with initial clearance for a general dermatologic indication. Additionally, in January 2021, the Company received CE marking approval for the CellFX System, which allows for marketing of the system in the EU for treatment of general dermatologic conditions, including SH, SK, and cutaneous non-genital warts. Having obtained FDA clearance and CE marking approval, in February 2021 the Company commenced a controlled launch of the CellFX System in both the U.S. and the EU via their CellFX Expectations Excelled Program (Program).

The Company selected a total of 75 KOLs in dermatology across the U.S. and the EU to be the first physicians (consultants) to launch the CellFX System and the associated CellFX commercial procedures into their respective markets and geographies. The Company executes consulting agreements to retain these KOLs to participate in the Program. According to the Program plan, the Company provides and sets-up the CellFX System at each consultant’s site and provides the consultant with the necessary related products and components, free of charge, to complete the requirements of the Program. The CellFX System and any un-used component products remain the property of the Company throughout the Program. The consultant identifies and recruits up to 40 patients for participation in the Program, performing the CellFX procedure on each of the appropriately selected patients. Following the procedure, both the consultant and the patient complete evaluation surveys. Upon completion of the procedure and both surveys, the consultant will earn a credit which can be used towards the future purchase of the CellFX System. Credits earned are limited to a maximum of 40 patients. Upon completion of all 40 patients, the consultant may choose to either enter into a purchase agreement with the Company, where they use the credits earned towards purchase of the CellFX System, or they shall return the CellFX System to the Company.

As the consultant completes patient treatments and both the consultant and patient complete their surveys, the Company will accrue for the value of the credit, which is recorded in accrued expenses, with a corresponding charge to marketing expense. During the three-month period ended March 31, 2021, the Company recorded $0.1 million of sales and marketing expense in relation to the Program.

10.   Related Party Transactions

Kenneth A. Clark, a director of the Company since November 2017, is a member of the law firm of Wilson Sonsini Goodrich and Rosati (WSGR), which also serves as the outside corporate counsel to the Company. During the three-month period ended March 31, 2021, the Company incurred expenses reported in general and administrative in the consolidated statement of operations for legal services rendered by WSGR totaling approximately $0.2 million. Additionally, in June 2020, the Company incurred approximately $0.4 million of legal expenses in connection with the rights offering which was offset against the gross proceeds, and during the three-month period ended March 31, 2021, the Company incurred an additional $0.2 million of legal expenses in connection with the at-the-market equity offering which was offset against the gross proceeds (Note 6). During the three-month period ended March 31, 2020, the Company incurred expenses for legal services rendered by WSGR totaling approximately $0.1 million.

During June 2020, the Company completed the Rights Offering. See Note 6 for details about the Rights Offering. Robert W. Duggan, the Company’s Chairman of the Board of Directors and the beneficial owner of approximately 43% of the Company’s outstanding common stock prior to the Rights Offering, participated in the Rights Offering and purchased an aggregate of 2,561,873 Units. After giving effect to the Rights Offering, including exercise of the Rights Offering Warrants, Mr. Duggan was the beneficial owner of approximately 47% of the Company’s outstanding stock as of March 31, 2021.

The Company determined not to renew its director and officer liability insurance policies due to disproportionately high premiums quoted by insurance companies. Instead, Robert W. Duggan and the Company entered into a letter agreement, dated May 12, 2020 (Letter Agreement), pursuant to which Mr. Duggan agreed with the Company to personally provide indemnity coverage on substantially the same terms as the Company’s prior coverage program for a one-year period, and has deposited security for such obligations. The Company will pay a fee of $2.5 million to Mr. Duggan that shall be due on May 13, 2021, the last day of the one-year period, in consideration of the obligations set forth in the Letter Agreement. The other members of the Board are third-party beneficiaries under the Agreement. As of March 31, 2021, the amount owed to Mr. Duggan under the Letter Agreement was $2.2 million, recorded in the balance sheet under Accrued Liabilities.

On March 11, 2021, the Company and Robert W. Duggan entered into a Loan Agreement in connection with Mr. Duggan lending the principal sum of $41.0 million to the Company. See Note 8 for details of the Loan Agreement.

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

Pulse Biosciences, CellFX, CellFX CloudConnect, CellFX Marketplace, Nano-Pulse Stimulation, NPS, and the stylized logos are among the trademarks and/or registered trademarks of Pulse Biosciences, Inc. in the U.S. and other countries.

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

In February 2021, we received 510(k) clearance from the FDA for the CellFX System with initial clearance for a general dermatologic indication. With FDA clearance, in February 2021 we commenced a controlled launch in the U.S. with KOLs in dermatology. Following this general dermatologic indication, we plan to pursue specific indications for the CellFX System, starting with an indication for the treatment of SH lesions. This will require an additional 510(k) submission, as will each subsequent indication, and will likely be based on comparative clinical data.

In January 2021, we received CE marking approval for the CellFX System, which allows us to market the system in the EU. With CE mark approval, in February 2021 we initiated a controlled launch to medical practices within the EU for the treatment of general dermatologic conditions, including SH, SK, and cutaneous non-genital warts.

We have also submitted a Medical Device License application to Health Canada for the distribution of our CellFX System after receiving the MSAP certification. We have responded to what we believe is the final question from Health Canada and anticipate completion of their review by the end of the second quarter 2021.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with the rules and regulations of SEC. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2020. We continually evaluate the accounting policies and estimates used in preparing the consolidated financial statements. During the three-month period ended March 31, 2021, we received 510(k) clearance and CE marking approval for the CellFX System upon which we began to capitalize inventory in preparation of commercialization.

Valuation of Inventory

Inventory is stated at lower of cost or net realizable value. We established the inventory basis by determining the cost based on standard costs approximating the purchase costs on a first-in, first-out basis. Net realizable value is the estimated selling price in the ordinary course of our business, less reasonably predictable costs of completion, disposal, and transportation. The cost basis of our inventory will be reduced for any products that are considered excessive or obsolete based upon assumptions about future demand and market conditions. At March 31, 2021 there is no reduction to the balance of inventory for excessive and obsolete inventory.

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

Results of Operations

Comparison of the three-month periods ended March 31, 2021 and 2020

Our condensed consolidated statements of operations as discussed herein are presented below:

	Three-Month Periods Ended
	March 31,
(in thousands)	2021	2020*	$ Change
Revenue	$—	$—	$—
Operating expenses:
Research and development	9,063	6,181	2,882
Sales and marketing	4,146	1,695	2,451
General and administrative	5,316	4,074	1,242
Total operating expenses	18,525	11,950	6,575
Other income (expense):
Interest income (expense), net	(114)	78	(192)
Total other income (expense)	(114)	78	(192)
Net loss	$(18,639)	$(11,872)	$(6,767)

* Certain 2020 amounts have been reclassified to conform to the current period presentation. Sales and marketing expenses have been reclassified out of general and administrative and presented as a separate line item. Amortization of intangible assets have been reclassified to general and administrative expenses.

Research and Development

Research and development expenses consist of compensation and other related employee expenses for research and development personnel, clinical trials and consulting costs related to the design, development and enhancement of our potential future products, prototype material and devices. Research and development expenses increased by $2.9 million to $9.1 million for the three-month period ended March 31, 2021, from $6.2 million during the same period in 2020 primarily due to $2.3 million of increased stock-based compensation, $0.7 million of increased compensation and other employee related expenses and $0.6 million of increased consulting and outside services. These increases were partially offset by decreases of $0.4 million in clinical trial and other outside research costs due to the timing and stage of active studies, $0.4 million in prototype material and devices related to the initial CellFX builds in the prior year and $0.1 million in employee travel. Compensation costs increased primarily due to headcount growth, while consulting and outside services increased primarily due to new application development and medical research and studies. Additionally, research and development expenses were reduced by approximately $0.3 million of manufacturing absorption related to inventory production.

Sales and Marketing

Sales and marketing expenses consists of compensation and other related employee expenses for sales and marketing personnel, expenses associated with advertising and training, and marketing studies including our controlled launch program. Sales and marketing expenses increased by $2.5 million to $4.1 million for the three-month period ended March 31, 2021, from $1.7 million during the same period in 2020 primarily due to $1.5 million of increased stock-based compensation, $0.5 million of increased compensation and other employee related expenses related to increased headcount, $0.3 million of increased paid services primarily related to market research studies and commercial preparations, and $0.1 million of increased controlled launch expenses. The increases in sales and marketing activity are attributable to our FDA clearance and CE marking approval as we commercialize our CellFX System.

General and Administrative

General and administrative expenses consist of compensation and other related employee expenses for executives, finance, legal, human resources, information technology and administrative personnel, professional fees, patent fees and costs, insurance costs and other general corporate expenses. General and administrative expenses increased by $1.2 million to $5.3 million for the three-month period ended March 31, 2021, from $4.1 million during the same period in 2020 primarily due to $0.6 million of increased stock-based compensation, $0.6 million of increased compensation costs related to headcount growth and $0.2 million of increased business insurance costs. These increases were offset by $0.1 million of reduced employee-related costs such as recruitment and travel expenses.

Other Income (Expense)

Interest income decreased by $0.1 million to $4,000 for the three-month period ended March 31, 2021, from $0.1 million during the same period in 2020 due to lower investment balances. Interest expense increased by $0.1 million to $0.1 million for the three-month period ended March 31, 2021, from zero during the same period in 2020 due to the Loan Agreement entered into in March 2021.

Liquidity and Capital Resources

To date, we have not generated any revenues from product sales. Since inception, we have funded our business primarily through the issuance of equity securities and debt. Over the next few years, we intend to invest in research and development to develop new applications for existing products and additional commercially viable products and to assess the feasibility of potential future products. Additionally, we expect that our general and administrative expenses will increase as we continue to incur substantial incremental costs associated with being a public company and our sales and marketing expenses will increase as we commercialize our CellFX System.

During June 2020, we completed a rights offering pursuant to which we sold an aggregate of 4,279,600 shares of our common stock, par value $0.001 per share, and 641,571 warrants, for net proceeds of $29.4 million. On December 31, 2020, the Company met the requirements for redemption of these warrants. Pursuant to the redemption, the Company redeemed 5,139 warrants at a redemption price of $0.01 per warrant. 636,432 warrants were exercised, generating approximately $4.5 million of additional net proceeds to the Company.

On February 4, 2021, we entered into a Sales Agreement with Stifel as sales agent, pursuant to which we may offer and sell, from time to time, through Stifel, up to $60.0 million in shares of our common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. We have no obligation to make any sales of our common stock pursuant to such Sales Agreement. During the three-month period ended March 31, 2021, we issued and sold 157,742 shares of our common stock under the Sales Agreement. The shares were sold at a weighted average price of $34.29 per share for aggregate net proceeds to us of approximately $5.0 million, after deducting sales commissions and offering costs payable by us.

Additionally, in March 2021 we entered into a Loan Agreement with Mr. Duggan. The Loan Agreement matures on June 11, 2022. Under the Loan Agreement, Mr. Duggan has provided us, subject to certain conditions, an unsecured term loan facility in an original aggregate principal amount of $41.0 million. The Loan Agreement will bear interest at a rate per annum equal to 5.0%, payable quarterly commencing on July 1, 2021. The interest rate payable under the Loan Agreement increases to 7.0% upon the occurrence of an Event of Default or a Material Adverse Effect, each as defined in the Loan Agreement. The Loan Agreement contains certain covenants and Events of Default.

Our condensed consolidated statements of cash flows as discussed herein are presented below:

	Three-Month Periods Ended
	March 31,
(in thousands)	2021	2020
Net cash used in operating activities	$(11,687)	$(9,622)
Net cash provided by investing activities	7,949	10,323
Net cash provided by financing activities	51,158	264
Net increase in cash	$47,420	$965

At March 31, 2021, we had cash and cash equivalents of $59.9 million. We believe that our existing cash and cash equivalents will be sufficient to fund our projected operating requirements for at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q. However, we plan to raise additional capital in the future. There is no assurance that the at-the-market equity offering will be successful. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to us.

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

During the three-month period ended March 31, 2021, we used cash of $11.7 million in operating activities. The difference between cash used in operating activities and net loss consisted primarily of stock-based compensation, depreciation and amortization, as well as increases in inventory, accounts payable and accrued liabilities.

During the three-month period ended March 31, 2020, we used cash of $9.6 million in operating activities. The difference between cash used in operating activities and net loss consisted primarily of stock-based compensation and depreciation and amortization, as well as decreases in prepaid expenses and other current assets, accounts payable and accrued liabilities.

Investing Activities

Our investing activities consist primarily of investment purchases, sales and maturities and capital expenditures.

During the three-month period ended March 31, 2021, $7.9 million of cash provided by investing activities was primarily from $8.0 million of cash proceeds from the maturities of investments, partially offset by the purchase of property and equipment.

During the three-month period ended March 31, 2020, $10.3 million of cash provided by investing activities was primarily from $13.5 million of cash proceeds from the maturities of investments, partially offset by the purchase of available-for-sale securities of $3.0 million.

Financing Activities

During the three-month period ended March 31, 2021, cash provided from financing activities was $51.2 million, primarily due to $41.0 million net cash received from our Loan Agreement, $4.9 million net cash received from our at-the-market equity offering, $4.8 million received from stock option and warrant exercises, and $0.4 million received from the sale of stock under our employee stock purchase plan.

During the three-month period ended March 31, 2020 cash provided from financing activities was $0.3 million primarily due to cash received from stock option exercises and the sale of stock under our employee stock purchase plan.

Contractual Obligations

There have been no material changes outside the ordinary course of our business to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

At March 31, 2021, we did not have any transactions, obligations or relationships that constitute off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. No liability associated with such indemnification agreements has been recorded as of March 31, 2021.

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

Trends, Events and Uncertainties

Research and development of new technologies are, by their nature, unpredictable. Although we undertake development efforts with commercially reasonable diligence, there can be no assurance that the net proceeds from our financings will be sufficient to enable us to develop our technology to the extent needed to generate future sales to sustain our operations. If we do not continue to have enough funds to sustain our operations, we will consider other options to continue the commercialization of our CellFX System, including, but not limited to, additional financing through follow-on stock offerings, debt financings, or co-development agreements and /or other alternatives.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except for the broad effects of COVID-19 as a result of its negative impact on the global economy and financial markets, there have been no material changes in market risk from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2020. We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates. We do not hold financial instruments for trading purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive and principal financial officers, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective (a) to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) to include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act, as amended, that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

To date, we have not generated revenue and have historically relied on financing from the sale of equity securities to fund our operations. We expect that our future financial results will depend primarily on our success in launching, selling, and supporting our therapies and treatments utilizing our CellFX System or other products based on our NPS technology. We expect to expend significant resources on hiring of personnel, continued scientific and product research and development, potential product testing and pre-clinical and clinical investigation, intellectual property development and prosecution, marketing and promotion, capital expenditures, working capital, general and administrative expenses, and fees and expenses associated with our capital raising efforts. We expect to incur costs and expenses related to consulting costs, laboratory development costs, hiring of scientists, engineers, sales representatives, and other operational personnel, and the continued development of relationships with potential partners. We are incurring significant operating losses, we expect to continue to incur additional losses for at least the next several years, and we cannot assure you that we will generate substantial revenue or be profitable in the future. There are no assurances that our future products will be cleared or approved or become commercially viable or accepted for use. Even with commercially viable applications of our technology, which may include licensing, we may never recover our research and development expenses.

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

We have not yet commenced revenue-producing operations and may be unsuccessful in earning significant revenues. We believe that developing the commercialization aspects of a company will take a substantial amount of capital and commitment of time and effort. We may seek development and marketing partners and license our technology to others in order to avoid our having to provide the marketing, manufacturing, and distribution capabilities within our organization. There can be no assurance that we will find any development and marketing partners or companies that are interested in licensing our technology. If we are unable to establish and maintain adequate sales, marketing, manufacturing, and distribution capabilities, independently or with others, we will not be able to generate product revenue, and may not become profitable.

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

We are required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (JOBS Act), which will occur at the end of 2021, or a “small reporting company”. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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
10.1

Loan Agreement, dated March 11, 2021, by and between Pulse Biosciences, Inc. and Robert W. Duggan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 001-37744, filed on March 11, 2021).

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

PULSE BIOSCIENCES, INC.

Date: May 10, 2021	By:	/s/ Sandra A. Gardiner
Sandra A. Gardiner
Chief Financial Officer, Executive Vice President of Finance and Administration, Secretary and Treasurer (Principal Financial and Accounting Officer)