Form 10-Q
period 2021-09-30
Pulse Biosciences, Inc.
filed 2021-11-15
CIK 1625101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

Form 10-Q

___________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2021: 29,631,283

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PULSE BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$41,991	$12,463
Investments	—	8,012
Accounts receivable	72	—
Inventory	4,281	—
Prepaid expenses and other current assets	2,866	1,864
Total current assets	49,210	22,339
Property and equipment, net	2,446	2,478
Intangible assets, net	3,382	3,882
Goodwill	2,791	2,791
Right-of-use assets	8,954	9,438
Other assets	365	365
Total assets	$67,148	$41,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,706	$1,717
Accrued expenses	4,971	5,326
Deferred revenue	7	—
Lease liability, current	749	542
Note payable, current	1,086	—
Total current liabilities	9,519	7,585

Lease liability, less current	10,242	10,814
Total liabilities	19,761	18,399

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized – 50,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value: authorized – 500,000 shares; issued and outstanding – 29,631 shares and 25,550 shares at September 30, 2021 and December 31, 2020, respectively	29	25
Additional paid-in capital	268,142	195,410
Accumulated other comprehensive loss	—	(1)
Accumulated deficit	(220,784)	(172,540)
Total stockholders’ equity	47,387	22,894
Total liabilities and stockholders’ equity	$67,148	$41,293

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Product revenues	$574	$—	$574	$—
Total revenues	574	—	574	—
Cost and expenses:
Cost of revenues	727	—	727	—
Research and development	6,460	6,968	22,982	19,019
Sales and marketing	3,404	1,746	10,697	4,926
General and administrative	4,256	4,191	13,772	12,264
Total cost and expenses	14,847	12,905	48,178	36,209
Loss from operations	(14,273)	(12,905)	(47,604)	(36,209)
Other income (expense):
Interest income (expense), net	(9)	9	(640)	108
Total other income (expense)	(9)	9	(640)	108
Net loss	(14,282)	(12,896)	(48,244)	(36,101)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	—	1	1	(3)
Comprehensive loss	$(14,282)	$(12,895)	$(48,243)	$(36,104)
Net loss per share:
Basic and diluted net loss per share	$(0.48)	$(0.51)	$(1.76)	$(1.60)
Weighted average shares used to compute net loss per common share — basic and diluted	29,612	25,223	27,400	22,540

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine-Month Periods Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(48,244)	$(36,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	349	310
Amortization of intangible assets	500	499
Stock-based compensation	10,990	7,686
Net premium amortization and discount on available-for-sale securities	13	(6)
Loss on disposal of fixed assets	—	119
Gain on U.S. Treasury securities	—	(8)
Changes in operating assets and liabilities:
Accounts receivable	(72)	—
Inventory	(4,281)	—
Prepaid expenses and other current assets	(2,087)	431
Other receivables	32	—
Right-of-use assets	484	352
Other long-term assets	—	129
Accounts payable	975	(595)
Accrued expenses	(355)	1,352
Deferred revenue	7	—
Lease liabilities	(365)	(104)
Accrued interest on note payable	651	—
Other assets	—	(174)
Net cash used in operating activities	(41,403)	(26,110)
Cash flows from investing activities:
Purchases of property and equipment	(303)	(162)
Purchases of investments	—	(25,516)
Maturities of investments	8,000	4,510
Sale of investments	—	17,000
Net cash provided by (used in) investing activities	7,697	(4,168)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	810	490
Proceeds from exercises of warrants	4,217	112
Proceeds from exercises of stock options	678	349
Proceeds from issuance of common stock	56,697	29,498
Proceeds from insurance loan agreement	1,939	—
Payments made on insurance loan agreement	(875)	—
Tax payments related to shares withheld for vested restricted stock units	(232)	—
Net cash provided by financing activities	63,234	30,449
Net increase in cash and cash equivalents	29,528	171
Cash and cash equivalents at beginning of period	12,463	6,899
Cash and cash equivalents at end of period	$41,991	$7,070

Supplemental disclosure of noncash investing and financing activities:
Equipment purchases included in accounts payable and accrued expenses	$14	$263
Change in unrealized gains on available-for-sale securities	1	(3)
Accrued interest settled via issuance of common stock from private placement equity offering from private placement equity offering	629	—
Issuance costs for rights offering in accounts payable	—	64

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, June 30, 2021	29,606	$29	$266,223	$—	$(206,502)	$59,750
Issuance of shares under employee stock purchase plan	25	—	389	—	—	389
Stock-based compensation expense	—	—	1,577	—	—	1,577
Debt extinguishment and private investment, additional issuance costs	—	—	(47)	—	—	(47)
Net loss	—	—	—	—	(14,282)	(14,282)
Balance, September 30, 2021	29,631	$29	$268,142	$—	$(220,784)	$47,387

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2020	25,550	$25	$195,410	$(1)	$(172,540)	$22,894
Issuance of common stock as part of debt extinguishment and private investment, net of issuance cost of $100	3,049	3	49,891	—	—	49,894
Issuance of shares upon exercise of warrants	585	1	3,333	—	—	3,334
Issuance of common stock as part of ATM offering	289	—	7,432	—	—	7,432
Issuance of common stock upon exercise of stock options	45	—	508	—	—	508
Issuance of shares under employee stock purchase plan	91	—	810	—	—	810
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	22	—	(232)	—	—	(232)
Stock-based compensation expense	—	—	10,990	—	—	10,990
Unrealized gain on available-for-sale securities	—	—	—	1	—	1
Net loss	—	—	—	—	(48,244)	(48,244)
Balance, September 30, 2021	29,631	$29	$268,142	$—	$(220,784)	$47,387

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, June 30, 2020	25,149	$25	$188,197	$—	$(145,894)	$42,328
Issuance of shares upon exercise of stock options	85	—	340	—	—	340
Issuance of shares under employee stock purchase plan	40	—	235	—	—	235
Issuance of shares upon exercise of warrants	16	—	112	—	—	112
Stock-based compensation expense	—	—	2,648	—	—	2,648
Rights offering, additional issuance costs	—	—	(64)	—	—	(64)
Unrealized gain on available-for-sale securities	—	—	—	1	—	1
Net loss	—	—	—	—	(12,896)	(12,896)
Balance, September 30, 2020	25,290	$25	$191,468	$1	$(158,790)	$32,704

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2019	20,825	$21	$153,401	$4	$(122,689)	$30,737
Issuance of shares upon exercise of stock options	86	—	349	—	—	349
Issuance of shares under employee stock purchase plan	83	—	490	—	—	490
Issuance of common stock and warrants in connection with rights offering, net of issuance cost of $565	4,280	4	29,430	—	—	29,434
Issuance of shares upon exercise of warrants	16	—	112	—	—	112
Stock-based compensation expense	—	—	7,686	—	—	7,686
Unrealized gain on available-for-sale securities	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(36,101)	(36,101)
Balance, September 30, 2020	25,290	$25	$191,468	$1	$(158,790)	$32,704

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of the Business

Pulse Biosciences, Inc. is a novel bioelectric medicine company committed to health innovation using an entirely new and proprietary energy modality. The Company’s CellFX® System is the first commercial product to harness the distinctive advantages of the Company’s proprietary Nano-Pulse Stimulation™ (“NPS”) technology. The CellFX System delivers nanosecond duration pulses of electrical energy, each less than a millionth of a second long, to non-thermally clear targeted cells while sparing adjacent non-cellular tissue, to treat a variety of medical conditions for which an optimal solution remains unfulfilled.

In February 2021, the Company received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) for the CellFX System with initial clearance for a general indication for dermatologic procedures requiring ablation and resurfacing of the skin. In January 2021, the Company received Conformité Européene (“CE”) marking approval for the CellFX System, which allows for marketing of the system in the European Union (“EU”) and, in June 2021, the Company received Health Canada approval for the CellFX System, which allows for marketing of the system in Canada. The CE mark and Health Canada approvals allow for use of the CellFX System in dermatological procedures requiring ablation and resurfacing of the skin for the reduction, removal, and/or clearance of cellular-based benign lesions, including Sebaceous Hyperplasia (“SH”), Seborrheic Keratosis (“SK”), and cutaneous non-genital warts. The Company commenced a controlled launch of the CellFX System in February 2021 with key opinion leaders in dermatology (Note 9) and, in August 2021, the Company began to convert some of these key opinion leaders from the controlled launch program onto sales agreements, thereby triggering revenue recognition.

The Company was incorporated in Nevada on May 19, 2014. On June 18, 2018, the Company reincorporated from the State of Nevada to the State of Delaware. The Company is located in Hayward, California.

The Company’s activities are subject to significant risks and uncertainties, including the need for additional capital. The Company does not currently have any cash flows from operations. It has recently commenced revenue-generating operations and will need to raise additional capital to finance its operations. However, there can be no assurances that the Company will be able to obtain additional financing on acceptable terms and in the amounts necessary to fully fund its operating requirements.

2. Summary of Significant Accounting Policies

Going Concern

As of September 30, 2021, the Company had an accumulated deficit of $220.8 million, cash outflows from operations of $41.4 million for the nine months then ended, cash and cash equivalents of $42.0 million and a net loss of $14.3 million. The Company has recently begun to generate revenue from product sales, but anticipates net losses for the next several years or until it can generate substantial product revenue and achieve profitability. Based on the Company’s current operating plan, the Company has determined that, with its current financial resources, the Company would be able to operate into the third quarter of 2022. As the Company’s operating plan does not allow the Company to operate for a period of twelve months from the date the condensed consolidated financial statements are issued without additional financing, based on the Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern, the Company is required to disclose that substantial doubt regarding the Company’s ability to continue as a going concern exists. This evaluation initially cannot take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. To continue to fund the operations of the Company beyond this time period, management has developed plans, which primarily consist of raising additional capital through some combination of public or private equity offerings, debt financings, the Company’s at-the-market equity offering program, and/or potential new collaborations. There is no assurance, however, that any additional financing or any revenue-generating collaboration will be available when needed or that management of the Company will be able to obtain financing or enter into a collaboration on terms acceptable to the Company. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the Company’s December 31, 2020 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The condensed consolidated financial statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) and, as permitted by such rules and regulations, omit certain information and footnote disclosures necessary to present the financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The condensed consolidated balance sheet as of December 31, 2020 was derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three-month and nine-month periods ended September 30, 2021, are not necessarily indicative of the results to be expected for the entire year or any future periods.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the Financial Statements and accompanying notes to the condensed consolidated financial statements. Estimates include, but are not limited to, the valuation of cash equivalents and investments, the valuation and recognition of share-based compensation, inventory valuation, warranty obligations, and the useful lives assigned to long-lived assets. The Company evaluates its estimates and assumptions based on historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from these estimates.

Significant Accounting Policies

The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The Company continually evaluates the accounting policies and estimates used in preparing the consolidated financial statements. During the nine-month period ended September 30, 2021, the Company received 510(k) clearance, CE marking approval, and Health Canada clearance for their proprietary CellFX System and began to capitalize inventory in preparation for commercialization. Additionally, during the three-month period ended September 30, 2021, the Company entered into sales contracts with customers and began to recognize revenue. See Note 10 for additional details.

Valuation of Inventory

Inventory is stated at lower of cost or net realizable value. The Company establishes the inventory basis by determining the cost based on standard costs approximating the purchase costs on a first-in, first-out basis. Net realizable value is the estimated selling price in the ordinary course of the Company’s business, less reasonably predictable costs of completion, disposal, and transportation. The cost basis of the Company’s inventory will be reduced for any products that are considered excessive or obsolete based upon assumptions about future demand and market conditions. At September 30, 2021, there is no reduction to the balance of inventory for excessive and obsolete inventory.

Revenue from Contracts with Customers

The Company recognizes revenue at a point in time when it satisfies performance obligations by transferring control of promised goods to its customers. The amount of revenue recognized is equal to the consideration which the Company is entitled to in exchange for the promised goods, excluding any amounts assessed by government authorities for taxes which might be collected from a customer. Sales contracts often involve the sale and delivery of multiple products, each of which typically represent a separate performance obligation in the contract. While the Company sells these products on a stand-alone basis at their respective stand-alone selling prices (“SSP”), initial customer contracts will likely involve the bundling of products which will be delivered concurrently to the customer and have the same pattern of transfer. In such instances, the full consideration of the contract will be recognized upon delivery of the products. The Company generally requires receipt of full payment prior to shipment, however, from time to time, payment terms may be extended to customers upon which the Company will perform a necessary credit evaluation to ensure future collectability of the outstanding balance. The Company does not believe any portion of the outstanding accounts receivable balance to be uncollectible, and has therefore not recorded an allowance against the accounts receivable balance. Refer to Note 10 for further details.

Product Warranty

The Company provides a standard warranty on eligible products which provides the customer assurances that the products comply with the agreed-upon specifications. The standard warranty does not provide any services in addition to those assurances. The Company accrues a warranty reserve for products sold based upon the best estimate of the nature, frequency, and costs of future claims. These estimates are inherently uncertain given the short history of sales, and changes to the historical or projected warranty experience may cause material changes to the warranty reserve in the future. The warranty reserve is included within Accrued expenses on the consolidated balance sheets. Warranty expense is recorded as a component of Cost of Revenues in the consolidated statements of operations.

Warranty accrual activity consisted of the following for the three- and nine-month periods ended September 30, 2021 and 2020 (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2021	2020	2021	2020
Beginning balance	$—	$—	$—	$—
Add: Accruals for warranties issued during the period	27	—	27	—
Less: Settlements made during the period	—	—	—	—
Ending balance	$27	$—	$27	$—

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

The following outstanding stock options, warrants and restricted stock units were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Nine-Month Periods Ended
	September 30,
	2021	2020
Common stock warrants	600	793,464
Common stock options	5,946,009	5,207,326
Restricted stock units	76,903	34,402
Total	6,023,512	6,035,192

 Recent Accounting Pronouncement

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the general principles in ASC 740 and makes amendments to other areas with the intention of simplifying various aspects related to accounting for income taxes. The new standard is effective for fiscal years beginning after December 15, 2020, including interim periods therein; with early adoption permitted. The Company adopted the Topic 740 effective January 1, 2021. The adoption did not have a material impact on the Company’s financial statements.

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

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis as of September 30, 2021 and December 31, 2020, respectively (in thousands):

		September 30, 2021				December 31, 2020
Assets	Classification	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$28,675	$—	$—	$28,675	$7,176	$—	$—	$7,176
U.S. Treasury Securities	Cash and cash equivalents	—	10,000	—	10,000	—	2,004	—	2,004
U.S. Treasury Securities	Investments	—	—	—	—	—	8,012	—	8,012
Total assets measured at fair value		$28,675	$10,000	$—	$38,675	$7,176	$10,016	$—	$17,192

The Company did not have any financial liabilities measured on a recurring basis as of September 30, 2021 or December 31, 2020.

During the nine-month period ended September 30, 2021, there were no transfers between Level 1, Level 2 or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

4. Balance Sheet Components

Inventory

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Raw materials	$1,362	$—
Work in process	1,218	—
Finished goods	1,701	—
Total inventory	$4,281	$—

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Leasehold improvements	$2,827	$2,805
Laboratory equipment	986	878
Furniture, fixtures, and equipment	578	517
Software	202	128
Construction in progress	118	66
	4,711	4,394
Less: Accumulated depreciation	(2,265)	(1,916)
Property and equipment, net	$2,446	$2,478

Depreciation expense was $0.1 million for each of the three-month periods ended September 30, 2021 and 2020 and was $0.3 million for each of the nine-month periods ended September 30, 2021 and 2020.

Intangible Assets, Net

Intangible assets primarily consist of acquired licenses to utilize certain patents, know-how and technology relating to the Company’s NPS technology for biomedical applications acquired from Old Dominion University Research Foundation (“ODURF”), Eastern Virginia Medical School, and the University of Southern California. In addition, the Company entered into a Sponsored Research Agreement with Old Dominion University’s Frank Reidy Research Center for Bioelectrics, which includes certain intellectual property rights arising from the research. The Company is amortizing the intangible assets over an estimated useful life of 12 years.

Intangible assets, net consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Acquired patents and licenses	$7,985	$7,985
Less: Accumulated amortization	(4,603)	(4,103)
Intangible assets, net	$3,382	$3,882

A schedule of the amortization of intangible assets for the remainder of 2021 and the succeeding five fiscal years is as follows (in thousands):

Year Ending December 31:
2021 (remaining 3 months)	$166
2022	665
2023	665
2024	665
2025	665
2026	556
Total	$3,382

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Compensation	$3,549	$3,324
Director and officer liability insurance (Note 12)	—	1,563
Controlled launch (Note 9)	632	—
Clinical trial costs and fees	367	188
Professional fees	77	87
Warranty	27	—
Other	319	164
Total accrued expenses	$4,971	$5,326

5. Goodwill

In 2014, the Company acquired three companies, ThelioPulse, Inc., BioElectroMed Corp. and NanoBlate Corp. (the “Acquisitions”), for aggregate consideration of $5.5 million. In accordance with ASC Topic 805, Business Combinations, the Company recorded goodwill of $2.8 million in connection with the Acquisitions as the consideration paid exceeded the fair value of the net tangible assets and the intangible assets acquired.

The Company reviews goodwill for impairment at least annually or whenever changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Based on the Company’s annual impairment test as of December 31, 2020 the Company determined that no impairment of goodwill existed and was not aware of any indicators of impairment at such date. In addition, there were no indicators of impairment at September 30, 2021.

6. Stockholders’ Equity and Stock-Based Compensation

Private Placement Securities Purchase Agreement

On June 30, 2021, the Company entered into a Securities Purchase Agreement with Robert W. Duggan, the Company’s largest stockholder and Board Chairman, pursuant to which the Company issued and sold to Mr. Duggan 3,048,780 shares of the Company’s common stock, par value $0.001 per share, in a private placement (the “Private Placement”), at a price per share of $16.40, which was the market closing price on the date of the transaction. These shares were paid for through (i) the conversion of $41 million aggregate principal amount, together with all accrued and unpaid interest outstanding, owed to Mr. Duggan under the Loan Agreement by and between the Company and Mr. Duggan (Note 8), and (ii) additional cash in the amount of approximately $8.4 million. Upon the closing of this Private Placement and satisfaction of the outstanding debt, the Loan Agreement terminated, without any early termination fees or penalties being owed by the Company, and no additional amounts were owed to Mr. Duggan under the Loan Agreement. The cash proceeds of approximately $8.4 million were received by the Company in July 2021.

At-the-Market Equity Offering

On February 4, 2021, the Company entered into a sales agreement (the “Sales Agreement”) with Stifel, Nicolaus & Company, Inc. (“Stifel”) as sales agent, pursuant to which the Company may offer and sell, from time to time, through Stifel, up to $60.0 million in shares of common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Company has no obligation to make any sales of its common stock pursuant to such Sales Agreement. During the three-month period ended September 30, 2021, the Company did not issue or sell any shares of common stock under the Sales Agreement. During the nine-month period ended September 30, 2021, the Company issued and sold 288,490 shares of common stock under the Sales Agreement. The shares were sold at a weighted average price of $27.73 per share for aggregate net proceeds of approximately $7.4 million, after deducting sales commissions and offering costs payable by the Company.

Rights Offering

In June 2020, the Company completed a rights offering to purchase up to $30 million of units, each unit consisting of one share of the Company’s common stock, par value $0.001 per share, and 0.15 warrants to purchase shares of common stock (the “Units”) at a price of $7.01 per Unit (the “Rights Offering”). The common stock and warrants comprising the Units separated upon the closing of the Rights Offering and were issued separately.

A total of 4,279,600 shares of common stock and 641,571 warrants (the “Rights Offering Warrants”) were issued and sold in the Rights Offering for net proceeds of approximately $29.4 million. Each Rights Offering Warrant was exercisable for one share of the Company’s common stock at an exercise price equal to $7.01, the subscription price for the Units. The Rights Offering Warrants were exercisable immediately and expired on the fifth anniversary of the completion of the Rights Offering, or June 16, 2025, subject to certain redemption rights by the Company. The Rights Offering Warrants were subject to redemption by the Company, on or after December 16, 2020, six months after the issue date, for $0.01 per warrant, with not less than 30 days written notice, if the volume weighted average price of our common stock equaled or exceeded 200% of the exercise price for the Rights Offering Warrants for 10 consecutive trading days.

Common Stock Warrants

In connection with a private placement in November 2014 of the Company’s common stock, par value $0.001 per share, the Company issued warrants as compensation to the placement agent to purchase a total of 299,625 shares of its common stock at an exercise price of $2.67 per share (the “Private Placement Warrants”). The Private Placement Warrants are exercisable for period of seven years from issuance. In March 2021, warrants to purchase 45,638 shares of common stock were net exercised, resulting in the issuance of 40,563 shares of common stock. As of September 30, 2021, there were Private Placement Warrants to purchase up to 600 shares of common stock still outstanding.

In connection with the closing of the Company’s initial public offering in May 2016, the Company issued warrants as compensation to its underwriters, to purchase a total of 574,985 shares of its common stock at an exercise price of $5.00 per share (the “IPO Warrants”). The IPO Warrants were exercisable for a period of five years from issuance. In March 2021, warrants to purchase 85,385 shares of common stock were net exercised, resulting in the issuance of 68,958 shares of common stock. As of September 30, 2021, there were no IPO Warrants outstanding.

In connection with the Rights Offering, the Company issued warrants to purchase a total of 641,571 shares of its common stock at an exercise price of $7.01. On December 31, 2020, the Company met the requirements for redemption of these warrants and delivered a notice of redemption to redeem all of the outstanding warrants that remained unexercised at February 5, 2021, for the redemption price of $0.01 per warrant. Pursuant to the redemption, the Company redeemed 5,139 warrants. Prior to the February 5, 2021 redemption date, 636,432 warrants were exercised, generating approximately $4.5 million of total gross proceeds to the Company. As of September 30, 2021, there were no Rights Offering Warrants outstanding.

Equity Plans

2017 Equity Incentive Plan and 2017 Inducement Equity Incentive Plan

The Board of Directors of the Company (the “Board”) previously adopted, and the Company’s stockholders approved, the Company’s 2017 Equity Incentive Plan (the “2017 Plan”).

The 2017 Plan has a 10-year term, and provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and performance shares to employees, directors and consultants of the Company and any parent or subsidiary of the Company, as the Compensation Committee of the Board may determine. Subject to an annual evergreen increase and adjustment in the case of certain capitalization events, the Company initially reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to awards under the 2017 Plan. In addition, shares remaining available under the Company’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”), and shares reserved but not issued pursuant to outstanding equity awards that expire or terminate without being exercised or that are forfeited or repurchased by the Company will be added to the shares of common stock available for issuance under the 2017 Plan. The 2017 Plan is administered by the Board’s Compensation Committee. Effective January 1, 2021, the Company’s Board authorized an increase in the number of shares of common stock available under the 2017 Plan by 1,022,002 shares pursuant to the evergreen provision of the 2017 Plan. Pursuant to the 2017 Plan, the 2021 share increase is determined based on the least of (i) 1,200,000 shares, (ii) 4% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. As of September 30, 2021, 506,917 shares of common stock remained available for issuance under the 2017 Plan.

During November 2017, the Board adopted the 2017 Inducement Equity Incentive Plan (the “Inducement Plan”) and reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan was adopted without stockholder approval. The Inducement Plan has a 10-year term, and provides for the grant of equity-based awards, including nonstatutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares and performance units, and its terms are substantially similar to the 2017 Plan, including with respect to treatment of equity awards in the event of a “merger” or “change in control” as defined under the Inducement Plan. Options issued under the Inducement Plan may have a term up to ten years and have variable vesting provisions. New hire grants generally vest 25% per year starting upon the first anniversary of the grant. Equity-based awards issued under the Inducement Plan are only issuable to individuals not previously engaged as employees or as non-employee directors of the Company prior to the Inducement Plan’s adoption date. In May 2021, the Board approved an amendment to the Inducement Plan to reserve an additional 1,000,000 shares of the Company’s common stock for issuance pursuant to the Inducement Plan. As of September 30, 2021, 1,040,346 shares of common stock remained available for issuance under the Inducement Plan.

Certain stock options awarded to the Company’s executives and other key employees contain performance conditions related to certain financial measures and achievements of strategic/operational milestones (the “Performance Options”). As of September 30, 2021, not all of the performance conditions are probable to be achieved. Compensation expense has only been recognized for those conditions that are assumed to be probable.

During February 2021, the Compensation Committee approved of a modification to certain vesting conditions of outstanding Performance Options. The Company had not recognized any compensation expense in relation to these Performance Options as the performance condition was previously deemed to be improbable. However, upon modification those specific performance conditions are now deemed probable and fully vested. As such, during the nine-month period ended September 30, 2021, the full expense in relation to the amended performance conditions was recognized resulting in $4.2 million of additional stock-compensation expense.

A summary of stock option activity under the 2015 Plan, 2017 Plan and Inducement Plan for the nine-months ended September 30, 2021 is presented below:

	Stock Options Outstanding
		Weighted
	Number	average
	of shares	exercise price
Balances — December 31, 2020	5,039,194	$14.26
Options granted	1,128,338
Options exercised	(44,981)
Options canceled	(111,279)
Options expired	(65,263)
Balances — September 30, 2021	5,946,009	$15.73
Exercisable — September 30, 2021	3,150,036	$16.00

2017 Employee Stock Purchase Plan

The Board previously adopted and the stockholders approved the Company’s 2017 Employee Stock Purchase Plan (the “2017 ESPP”).

The 2017 ESPP is a broad-based plan that provides employees of the Company and its designated affiliates with the opportunity to become stockholders through periodic payroll deductions that are applied towards the purchase of Company common shares at a discount from the then-current market price. Subject to adjustment in the case of certain capitalization events, a total of 250,000 common shares of the Company were available for purchase at adoption of the 2017 ESPP. Pursuant to the 2017 ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 450,000 shares, (ii) 1.5% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. Effective January 1, 2021, pursuant to the evergreen provision of the 2017 ESPP, the number of shares of common stock available under the 2017 ESPP was increased by 383,250 shares. During the nine-month period ended September 30, 2021, the Company issued 91,378 shares of common stock under the 2017 ESPP. As of September 30, 2021, 649,096 shares of common stock remained available for issuance under the 2017 ESPP.

Stock-based Compensation

Total stock-based compensation expense consisted of the following (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cost of revenue	$37	$—	$37	$—
Research and development	418	1,183	4,586	2,957
Sales and marketing	65	312	2,326	903
General and administrative	1,057	1,154	4,041	3,826
Total stock-based compensation expense	$1,577	$2,649	$10,990	$7,686

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

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2021	2020	2021	2020
Expected term in years	6.1	5.8 - 6.1	5.3 - 6.1	5.3 - 6.1
Expected volatility	78%	70%	78%	70%
Risk-free interest rate	0.9%	0.3 - 0.4%	0.9 - 1.1%	0.4 - 0.5%
Dividend yield	—	—	—	—

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

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2021	2020	2021	2020
Expected term in years	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Expected volatility	78%	70%	78%	70%
Risk-free interest rate	0.06 - 0.07%	0.1%	0.06 - 0.1%	0.1 - 1.0%
Dividend yield	—	—	—	—

7. Research Grants and Agreements

Sponsored Research Agreement

The Company may sponsor research activities (“SRAs”) performed by ODURF. ODURF is compensated by the Company for its conduct of each study in accordance with the budget and payment terms set forth in the applicable task order.

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

During the three-month periods ended September 30, 2021 and 2020, the Company incurred costs relating to the SRAs equal to $0.1 million and $0.2 million, respectively; and during the nine-month periods ended September 30, 2021 and 2020, incurred costs equal to $0.2 million and $0.6 million, respectively.

8. Commitments and Contingencies

Loan Agreement

On March 11, 2021, the Company and Robert W. Duggan, the Board Chairman, entered into a Loan Agreement in connection with Mr. Duggan lending the principal sum of $41.0 million to the Company. The Loan Agreement bore interest at a rate per annum equal to 5.0%, payable quarterly commencing on July 1, 2021. During the nine-month periods ended September 30, 2021, the Company recorded $0.6 million of interest expense in relation to this Loan Agreement. In June 2021, the Loan Agreement was terminated and $41.0 million principal, together with approximately $0.6 million of accrued and unpaid interest, was fully settled via issuance of the Company’s common stock at a price per share of $16.40. Refer to Note 6 for additional details of the private placement sale.

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

In May 2019, the Company entered into Lease Amendment 1 (the “Lease Amendment”) in relation to the Existing Lease and added the lease of new premises of approximately 13,300 square feet and 21,300 square feet, (“Expansion Premises 1” and “Expansion Premises 2”, respectively). Additionally, the term of the Existing Lease was extended to October 2029 to be coterminous with Expansion Premises 1 and Expansion Premises 2.

The Company evaluated the lease amendment under the provisions of ASC 842. It concluded that the Lease Amendment would be accounted for as a single contract with the Existing Lease because the additional lease payments due to the Lease Amendment was not commensurate with the right-of-use asset granted to the Company. Though the Lease Amendment was accounted for as a single contract, the Existing Premises, Expansion Premises 1 (occupied in November 2019) and Expansion Premises 2 (occupied in May 2020) are accounted for as separate lease components. Accordingly, the Company measured and allocated consideration to each lease component as of the modification date.

Information related to the Company’s right-of-use assets and related lease liabilities are as follows (in thousands, except for remaining lease term and discount rate):

Year Ending December 31:
2021 (remaining 3 months)	$447
2022	1,806
2023	1,845
2024	1,910
2025	1,976
2026	2,046
Thereafter	6,191
Total lease payments	16,221
Less imputed interest	(5,230)
Total lease liabilities	$10,991

Other supplemental information:
Current operating lease liabilities	$749
Non-current operating lease liabilities	10,242
Total lease liabilities	$10,991

Cash paid for operating lease liabilities	$1,196

Weighted average remaining lease term	8.08
Weighted average discount rate	10%

Rent expense, including common area maintenance charges, was $0.5 million for each of the three-month periods ended September 30, 2021 and 2020; and was approximately $1.5 million and $1.2 million during the nine-month periods ended September 30, 2021 and 2020, respectively.

Legal Proceedings

The Company maintains indemnification agreements with its directors and officers that may require the Company to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law.

From time to time, the Company may be involved in a variety of claims, lawsuits, investigations, and proceedings relating to securities laws, corporate governance, product liability and promotion, patent infringement, contract disputes, employment disputes, and other matters relating to various claims that arise in the normal course of the Company’s business, such as demands to inspect Company records and correspondence from the SEC and other government officials. The Company currently believes that these ordinary course matters are not material to the condensed consolidated financial statements of the business; however, the results of litigation and claims are inherently unpredictable.

9.   Controlled Launch

In February 2021, the Company received 510(k) clearance from the U.S. FDA for its proprietary CellFX System with initial clearance for a general dermatologic indication. In January 2021, the Company received CE marking approval for the CellFX System, which allows for marketing of the system in the EU for treatment of general dermatologic conditions, including SH, SK, and cutaneous non-genital warts. Additionally, in June 2021 the Company received Health Canada approval for the CellFX System, which allows for marketing of the system in Canada for use in dermatological procedures requiring ablation and resurfacing of the skin for the reduction, removal, and/or clearance of cellular-based benign lesions. The Company commenced a controlled launch of the CellFX System in February 2021 with key opinion leaders in dermatology via its CellFX Expectations Excelled Program (the “Program”).

As part of the Program, the Company will select up to a total of approximately 80 key opinion leaders in dermatology across the United States, EU and Canada to be the first physician consultants to launch the CellFX System and the associated CellFX commercial procedures into their respective markets and geographies. The Company has already executed consulting agreements to retain most of these key opinion leaders to participate in the Program. According to the Program plan, the Company provides and sets up a CellFX System at each consultant’s site and provides the consultant with the necessary related products and components, free of charge, to complete the requirements of the Program. Each CellFX System and any unused component products remain the property of the Company throughout the Program. Each consultant identifies and recruits up to 40 or 50 patients, depending on the contract, for participation in the Program, performing a CellFX procedure on each of the appropriately selected patients. Under the Program, the consultants and their patients complete evaluation surveys about their experiences with the CellFX System and provide other information helpful to the Company. Upon completion of the procedures and the survey feedback, the consultants earn either credits which can be used towards the future purchase of the CellFX System or, in some jurisdictions, fair payment for their time and effort completing the paperwork required under the Program. Credits earned and, if applicable, any other payments earned are limited to a maximum amount dependent on number of surveys received by the Company. Upon completion of the maximum number of patient procedures, each consultant may choose to either enter into a purchase agreement with the Company, under which the consultant may use the credits earned (or other payments earned, as applicable) towards the purchase of the already-delivered CellFX System, or the consultant must return the CellFX System to the Company.

As patient procedures and surveys are completed under the Program, the Company accrues the value of the credits earned, which are recorded in accrued expenses, with a corresponding charge to sales and marketing expense. During the three-month and nine-month periods ended September 30, 2021, the Company recorded $0.6 million and $1.2 million, respectively, of sales and marketing expense in relation to the Program.

During the three-month period ended September 30, 2021, certain consultants completed the Program and entered into purchase agreements with the Company, whereby they used their credits or other earned payments towards the purchase of a CellFX System. Approximately $0.5 million of accrued liability was recognized as revenue as a result of the purchase. See Note 10 for additional detail of revenue transactions.

10. Revenue

The Company recognizes revenue at a point in time when it satisfies performance obligations by transferring control of promised goods to its customers. The amount of revenue recognized is equal to the consideration which the Company is entitled to in exchange for the promised goods, excluding any amounts assessed by government authorities for taxes which might be collected from a customer. Sales contracts often involve the sale and delivery of multiple performance obligations in the contract.

Performance Obligations

Systems consist of the CellFX console and its embedded software, handpieces, and disposable tips. The console is a physical piece of hardware used by the customer to perform patient procedures. Individually the console and software are not distinct, therefore the Company combines the console and embedded software to form one distinct system performance obligation. Payment for systems is generally due prior to shipment, and the system performance obligation is satisfied upon delivery of the system to the customer.

Handpieces are attached to the console and used in conjunction with tips to perform patient procedures. Generally, upon initial sale of a system to a customer, the Company will include two handpieces. The handpiece has a shorter expected useful life than the console, and a customer can purchase additional handpieces when needed, as they are available for sale on a stand-alone basis. Payment for handpieces is generally due prior to shipment, and handpieces represent a distinct performance obligation which is satisfied either upon shipment, or upon delivery of the handpiece to the customer, depending on the specific contract.

Tips are single-patient multiple-use products that come in different sizes, each of which are to be used for specific procedures. Tips are attached to the handpiece for use in patient procedures and, upon detachment from the handpiece, a tip cannot be reused, and it must be disposed of. Tips are available for sale on a stand-alone basis and payment is generally due prior to shipment. Tips represent a distinct performance obligation which is satisfied either upon shipment, or upon delivery of the tips to the customer, depending on the specific contract.

Cycle units (“CUs”) are credits that authorize the customer to perform a procedure, or cycle. Each procedure requires a specific number of CUs, dependent upon type of tip used and procedure level selected. As the procedure is performed, the applicable number of CUs are decremented. When the customer’s balance of CUs on a specific system is depleted, the system will no longer function until the customer purchases additional CUs. Customers can purchase additional CUs via the Company’s CellFX Marketplace which is an online marketplace accessible directly from the CellFX System. Payment for CUs is due upon order placement and the CUs are immediately available for download to the console via CellFX CloudConnect. CUs represent a distinct performance obligation which is satisfied upon delivery of the CUs to CellFX CloudConnect.

Transaction Price

When there are multiple performance obligations present, the total transaction price shall be allocated to each of the performance obligations based upon the relative SSPs of those performance obligations. The Company establishes SSPs based on multiple factors including, prices charged by the Company for similar offerings, product-specific business objectives, and the estimated cost to provide the performance obligation. However, upon the sale of a new CellFX System, all performance obligations are delivered concurrently and therefore there is no impact to revenue recognition timing, and the Company has determined allocations are not necessary. Should the customer purchase additional CUs, handpieces, or tips at a later time, those purchases will be made under separate purchase agreements, generally containing only one performance obligation each, therefore no price allocation is necessary in that scenario either.

The Company evaluates the possible impact of variable consideration in determining the transaction price, in particular the possibility of future returns or credits. Sales agreements allow for a right of return only if the product does not conform to the agreed upon quality standards or if the product was shipped due to Company error. The Company anticipates such returns will be minimal and has made no adjustments to the transaction price for any estimated returns.

The Company has made an accounting policy election to exclude from the measurement of the transaction price all taxes which are imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer.

Controlled Launch Agreements

In August 2021 the Company began to recognize revenue in relation to the conversion of consultants from the Program to sales agreements (Note 9). These customers were already in possession of the system, handpiece, and tips. As such, upon execution of these purchase agreements, the Company recognized revenue for the full transaction price listed on the agreements because control of all performance obligations were transferred at that time. These customers have separately purchased CUs in order to operate the systems and the revenue for these CUs was recognized upon delivery of the CUs to CellFX CloudConnect.

11. Segment Reporting

The Company operates and manages the business as one reportable and operating segment. The Company’s Chief Executive Officer and Chief Financial Officer act as the chief operating decision makers (“CODM”) of the Company. The CODM reviews the results of the Company on a consolidated basis, however in making certain operating decisions and assessing performance, the CODM will additionally review the disaggregated revenue results by product and geography. All of the Company’s long-lived assets are based in the United States.

Revenue by product consisted of the following (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2021	2020	2021	2020
Systems	$490	$—	$490	$—
Cycle units	84	—	84	—
Total consolidated revenue	$574	$—	$574	$—

Revenue by geography consisted of the following (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2021	2020	2021	2020
North America	$405	$—	$405	$—
Rest of World	169	—	169	—
Total consolidated revenue	$574	$—	$574	$—

12.   Related Party Transactions

Kenneth A. Clark, a director of the Company since November 2017, is a member of the law firm of Wilson Sonsini Goodrich and Rosati (“WSGR”), which also serves as the outside corporate counsel to the Company. During the three- and nine-month periods ended September 30, 2021, the Company incurred expenses reported in general and administrative in the consolidated statement of operations for legal services rendered by WSGR totaling approximately $0.2 million and $0.6 million, respectively. In June 2020, the Company incurred approximately $0.4 million of legal expenses in connection with the rights offering which was offset against the gross proceeds. During the three-month period ended September 30, 2021, there were no additional offsetting amounts incurred. During the nine-month period ended September 30, 2021, the Company incurred $0.2 million of legal expenses in connection with the at-the-market equity offering which was offset against the gross proceeds (Note 6). In October 2021, Mr. Clark resigned from the Company’s Board as disclosed on Form 8-K filed on October 6, 2021.

In May 2020, the Company determined not to renew its director and officer liability insurance policies due to disproportionately high premiums quoted by insurance companies. Instead, Robert W. Duggan, majority stockholder and Board Chairman, and the Company entered into a letter agreement, dated May 12, 2020 (the “Letter Agreement”), pursuant to which Mr. Duggan agreed with the Company to personally provide indemnity coverage on substantially the same terms as the Company’s prior coverage program for a one-year period, and deposited security for such obligations. On May 13, 2021, in accordance with terms of the Letter Agreement, the Company paid Mr. Duggan the amount of $2.5 million. The Company did not enter into a new Letter Agreement with Mr. Duggan for the subsequent policy period, and in May 2021 secured its director and officer liability insurance through third-party insurance carriers.

In June 2020, the Company completed the Rights Offering (Note 6). Mr. Duggan participated in the Rights Offering and purchased an aggregate of 2,561,873 Units.

On March 11, 2021, the Company and Mr. Duggan entered into a Loan Agreement in connection with Mr. Duggan lending the principal sum of $41.0 million to the Company (Note 8).

On June 30, 2021, the Company and Mr. Duggan entered into a Securities Purchase Agreement (Note 6), pursuant to which the Company issued and sold to Mr. Duggan 3,048,780 shares of the Company’s common stock, par value $0.001 per share, in a Private Placement, at a price per share of $16.40, for an aggregate investment in the amount of $50.0 million. The shares were paid for through (i) the conversion of the $41 million aggregate principal amount under the Loan Agreement, together with all accrued and unpaid interest outstanding, owed to Mr. Duggan under the Loan Agreement by and between the Company and Mr. Duggan (Note 8), and (ii) additional cash in the amount of approximately $8.4 million. Upon the closing of this Private Placement and satisfaction of the outstanding debt, the Loan Agreement terminated, without any early termination fees or penalties being owed by the Company, and no additional amounts were owed to Mr. Duggan under the Loan Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included in this Quarterly Report and those in our Annual Report on Form 10-K.

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements related to our expected business, new product introductions, results of clinical studies, expectations regarding regulatory clearance and the timing of FDA or non-US filings or approvals including meetings with FDA or non-US regulatory bodies, procedures and procedure adoption, future results of operations, future financial position, our ability to generate revenues, our financing plans and future capital requirements, anticipated costs of revenue, anticipated expenses, the effect of recent accounting pronouncements, our investments, anticipated cash flows, our ability to finance operations from cash flows and similar matters, the impact of the recent COVID-19 coronavirus pandemic and related public health measures on our business, and statements based on current expectations, estimates, forecasts, and projections about the economies and markets in which we intend to operate and our beliefs and assumptions regarding these economies and markets. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. You should read the “Risk Factors” section of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We do not assume any obligation to update any forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. This Quarterly Report and any documents incorporated by reference may contain market data that we obtain from industry sources. These sources do not guarantee the accuracy or completeness of the information. Although we believe that our industry sources are reliable, we do not independently verify the information. The market data may include projections that are based on a number of other projections. While we believe these assumptions to be reasonable and sound as of the date of this Quarterly Report, actual results may differ from the projections.

Overview

We are a novel bioelectric medicine company committed to health innovation using an entirely new and proprietary energy modality. Our CellFX System is the first commercial product to harness the distinctive advantages of our proprietary Nano-Pulse Stimulation technology. The CellFX System delivers nano second duration pulses of electrical energy, each less than a millionth of a second long, to non-thermally clear targeted cells while sparing adjacent non-cellular tissue, to treat a variety of medical conditions for which an optimal solution remains unfulfilled.

In February 2021, we received 510(k) clearance from the FDA for our proprietary CellFX System with initial clearance for a general indication for dermatologic procedures requiring ablation and resurfacing of the skin. With FDA clearance, in February 2021 we commenced a controlled launch of the CellFX System in the United States with key opinion leaders in dermatology. Following this general dermatologic indication, we plan to pursue specific indications for the CellFX System, starting with an indication for the treatment of SH lesions. This will require an additional 510(k) submission, as will each subsequent indication, and will likely be based on comparative clinical data.

In January 2021, we received CE marking approval for the CellFX System, which allows us to market the system in the European Union and, in June 2021, we received Health Canada approval for the CellFX System, which allows for marketing of the system in Canada. We have initiated a controlled launch of the CellFX System to medical practices within these two regions for use in dermatological procedures requiring ablation and resurfacing of the skin for the reduction, removal, and/or clearance of cellular-based benign lesions, including SH, SK, and cutaneous non-genital warts.

In August 2021, we began to convert key opinion leaders from our controlled launch program onto sales agreements, thereby triggering revenue recognition.

We have incurred substantial operating losses and have used cash in our operating activities since inception. Based on our current operating plan, we believe we do not have sufficient cash and cash equivalents on hand to support current operations for the twelve months following the filing of this Quarterly Report. Therefore, to finance our ongoing operations, we will need to raise additional capital or enter into a revenue-generating collaboration, which cannot be assured. We plan to seek to raise capital from time to time through public or private equity offerings, debt financings, our at-the-market equity offering program, or to enter into collaborations with third parties, to fund our future operations. Meanwhile, over the past few years, Mr. Duggan, our majority stockholder, has repeatedly made significant investments in our Company to fund its operations. Mr. Duggan may elect to participate in any number of our future fundraisings, as described above, and he may choose to invest more than his current pro rata share in any of these fundraisings, or alternatively he may offer to provide debt financing as may be needed in order to maintain the Company as a going concern.

Plan of Operation

We plan to establish ourselves as a medical therapy company with a local, nonthermal, and drug-free treatment platform that initiates cell death in targeted tissue by a process of cell signaling and which also induces an adaptive immune response to the targeted tissue. In order to accomplish this, we plan to:

•Improve our technology by continuing our research and product development efforts. We expect to develop interchangeable tissue applicators to target different tissue types that will leverage the novel characteristics of our NPS technology platform.

•Further explore and understand the benefits of our NPS technology platform with the objectives of broadening the currently planned cosmetic and therapeutic applications, while also identifying new applications. We anticipate that results of our clinical studies will enable us to recognize certain unmet medical needs that may be addressed by our technology.

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

COVID-19 Pandemic

Our clinical trials may be affected by the COVID-19 pandemic. Site initiation and patient enrollment may be delayed, for example, due to prioritization of hospital resources toward the COVID-19 pandemic, travel restrictions imposed by governments, and the inability to access sites for initiation and monitoring. Also, it is possible that delivery from some of our suppliers of certain materials used in the production of our product candidates could be delayed due to COVID-19 which could affect our ability to obtain sufficient materials for our product candidates. COVID-19 has adversely affected global economies and financial markets and will likely continue to do so, resulting in an economic downturn that could affect demand for our product candidates and impact our operating results. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of the continued global economic impact of the pandemic. We cannot anticipate all of the ways in which health epidemics such as COVID-19 could adversely impact our business. Although we are continuing to monitor and assess the effects of the COVID-19 pandemic on our business, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. See the Risk Factors section for further discussion of the possible impact of the COVID-19 pandemic on our business.

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

Our significant accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2020. We continually evaluate the accounting policies and estimates used in preparing our consolidated financial statements. During the nine-month period ended September 30, 2021, the Company received 510(k) clearance, CE marking approval, and Health Canada clearance for the CellFX System and began to capitalize inventory in preparation of commercialization. Additionally, during the three-month period ended September 30, 2021, the Company entered into sales contracts with customers and began to recognize revenue.

Valuation of Inventory

Inventory is stated at lower of cost or net realizable value. We established the inventory basis by determining the cost based on standard costs approximating the purchase costs on a first-in, first-out basis. Net realizable value is the estimated selling price in the ordinary course of our business, less reasonably predictable costs of completion, disposal, and transportation. The cost basis of our inventory will be reduced for any products that are considered excessive or obsolete based upon assumptions about future demand and market conditions. At September 30, 2021, there is no reduction to the balance of inventory for excessive and obsolete inventory.

Revenue from Contracts with Customers

We recognize revenue at a point in time as we satisfy performance obligations by transferring control of promised goods to our customers. The amount of revenue recognized is equal to the consideration which we are entitled to in exchange for the promised goods, excluding any amounts assessed by government authorities for taxes which might be collected from a customer. Sales contracts often involve the sale and delivery of multiple products, each of which typically represent a separate performance obligation in the contract. While we sell these products on a stand-alone basis at a particular SSP, initial customer contracts will likely involve the bundling of products which will be delivered concurrently to the customer and have the same pattern of transfer. In such instances, the full consideration of the contract will be recognized upon delivery of the products. We include a standard warranty on our products which provides assurances that the products comply with agreed-upon specifications.

Recent Accounting Pronouncements

Refer to “Recent Accounting Pronouncements” in Note 2 of Notes to Condensed Consolidated Financial Statements of this Quarterly Report.

Segment and Geographical Information

We operate and manage our business as one reportable and operating segment. Our CODM reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. All of our long-lived assets are based in the United States. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements of this Quarterly Report for disaggregated revenue results.

Results of Operations

Comparison of the three-month periods ended September 30, 2021 and 2020

Our condensed consolidated statements of operations as discussed herein are presented below:

	Three-Month Periods Ended
	September 30,
(in thousands)	2021	2020*	$ Change
Revenues:
Product revenues	$574	$—	$574
Total revenues	574	—	574
Cost and expenses:
Cost of revenues	727	—	727
Research and development	6,460	6,968	(508)
Sales and marketing	3,404	1,746	1,658
General and administrative	4,256	4,191	65
Total cost and expenses	14,847	12,905	1,942
Loss from operations	(14,273)	(12,905)	(1,368)
Other income (expense):
Interest income (expense), net	(9)	9	(18)
Total other income (expense)	(9)	9	(18)
Net loss	$(14,282)	$(12,896)	$(1,386)

* Certain 2020 amounts have been reclassified to conform to the current period presentation. Sales and marketing expenses have been reclassified out of general and administrative and presented as a separate line item. Amortization of intangible assets have been reclassified to general and administrative expenses.

Revenues

Revenues increased by $0.6 million to $0.6 million for the three-month period ended September 30, 2021, from zero during the same period in 2020 because we commenced sales agreement activity in August 2021 which triggered the recognition of revenue.

Cost of Revenues

Cost of revenues increased by $0.7 million to $0.7 million for the three-month period ended September 30, 2021, from zero during the same period in 2020. Prior to commercialization in August 2021, all uncapitalized manufacturing related overhead costs were recorded as research and development expenses. Upon commercialization, these costs are recorded as cost of revenue. Cost of revenue for the three-month period ended September 30, 2021 consisted primarily of the uncapitalized manufacturing related overhead costs for products assembled during the quarter. All inventory sold during the three-month period ended September 30, 2021 was previously expensed.

Research and Development

Research and development expenses consist of compensation and other related employee expenses for research and development personnel, clinical trials and consulting costs related to the design, development and enhancement of our potential future products, prototype material and devices. Research and development expenses decreased by $0.5 million to $6.5 million for the three-month period ended September 30, 2021, from $7.0 million during the same period in 2020 primarily due to decreases of $0.8 million in stock-based compensation, $0.3 million in equipment and supplies, and $0.1 million in administrative costs. These decreases were offset by increases of $0.7 million for clinical trial and other outside research costs. Clinical trial and other outside research costs increased primarily due to new application development, medical research and studies.

Sales and Marketing

Sales and marketing expenses consist of compensation and other related employee expenses for sales and marketing personnel, expenses associated with advertising and training, and marketing studies including our controlled launch program. Sales and marketing expenses increased by $1.7 million to $3.4 million for the three-month period ended September 30, 2021, from $2.7 million during the same period in 2020 primarily due to $1.0 million of increased compensation and other employee related expenses related to increased headcount, $0.6 million of non-cash controlled launch expenses, and $0.2 million of increased paid services primarily related to market research studies and commercial preparations. The increases were offset by a decrease of $0.2 million in stock-based compensation. The increases in sales and marketing activities are attributable to our FDA clearance, CE marking approval, and Health Canada clearance as we commercialize our CellFX System.

General and Administrative

General and administrative expenses consist of compensation and other related employee expenses for executives, finance, legal, human resources, information technology, and administrative personnel, professional fees, patent fees and costs, insurance costs and other general corporate expenses. General and administrative expenses increased by $0.1 million to $4.3 million for the three-month period ended September 30, 2021, from $4.2 million during the same period in 2020 primarily due to $0.5 million of increased compensation and other employee related expenses driven largely by headcount growth to support commercial growth and $0.1 million of increased equipment and supplies. These increases were offset by $0.2 million of reduced paid services and $0.1 million of reduced stock-based compensation.

Other Income (Expense)

Interest income and expense was flat when comparing the three-month period ended September 30, 2021 to the same period in 2020.

Comparison of the nine-month periods ended September 30, 2021 and 2020

Our condensed consolidated statements of operations as discussed herein are presented below:

	Nine-Month Periods Ended
	September 30,
(in thousands)	2021	2020*	$ Change
Revenues:
Product revenues	$574	$—	$574
Total revenues	574	—	574
Cost and expenses:
Cost of revenues	727	—	727
Research and development	22,982	19,019	3,963
Sales and marketing	10,697	4,926	5,771
General and administrative	13,772	12,264	1,508
Total cost and expenses	48,178	36,209	11,969
Loss from operations	(47,604)	(36,209)	(11,395)
Other income (expense):
Interest income (expense), net	(640)	108	(748)
Total other income (expense)	(640)	108	(748)
Net loss	$(48,244)	$(36,101)	$(12,143)

* Certain 2020 amounts have been reclassified to conform to the current period presentation. Sales and marketing expenses have been reclassified out of general and administrative and presented as a separate line item. Amortization of intangible assets have been reclassified to general and administrative expenses.

Revenues

Revenues increased by $0.6 million to $0.6 million for the nine-month period ended September 30, 2021, from zero during the same period in 2020 because we commenced sales agreement activity in August 2021 which triggered the recognition of revenue.

Cost of Revenues

Cost of revenues increased by $0.7 million to $0.7 million for the nine-month period ended September 30, 2021, from zero during the same period in 2020. Prior to commercialization in August 2021, all uncapitalized manufacturing related overhead costs were recorded as research and development expenses. Upon commercialization, these costs are recorded as cost of revenue. Cost of revenue for the nine-month period ended September 30, 2021 consisted primarily of the uncapitalized manufacturing related overhead costs for products assembled during the three-month period ended September 30, 2021. All inventory sold during the nine-month period ended September 30, 2021 was previously expensed.

Research and Development

Research and development expenses consist of compensation and other related employee expenses for research and development personnel, clinical trials and consulting costs related to the design, development and enhancement of our potential future products, prototype material and devices. Research and development expenses increased by $4.0 million to $23.0 million for the nine-month period ended September 30, 2021, from $19.0 million during the same period in 2020 primarily due to $1.6 million of increased stock-based compensation, $1.5 million of increased compensation and other employee related expenses, and $1.6 million of increased clinical trial and other outside research costs. These increases were partially offset by $0.7 million of manufacturing absorption related to inventory production and capitalization. Compensation costs increased primarily due to headcount growth, while consulting and outside services increased primarily due to new application development, medical research and studies.

Sales and Marketing

Sales and marketing expenses consist of compensation and other related employee expenses for sales and marketing personnel, expenses associated with advertising and training, and marketing studies including our controlled launch program. Sales and marketing expenses increased by $5.8 million to $10.7 million for the nine-month period ended September 30, 2021, from $4.9 million during the same period in 2020 primarily due to $2.2 million of increased compensation and other employee related expenses related to increased headcount, $1.4 million increased stock-based compensation, $1.2 million of non-cash controlled launch expenses, and $0.7 million of increased paid services primarily related to market research studies and commercial preparations. The increases in sales and marketing activity are attributable to our FDA clearance, CE marking approval, and Health Canada clearance as we commercialize our CellFX System.

General and Administrative

General and administrative expenses consist of compensation and other related employee expenses for executives, finance, legal, human resources, information technology and administrative personnel, professional fees, patent fees and costs, insurance costs and other general corporate expenses. General and administrative expenses increased by $1.5 million to $13.8 million for the nine-month period ended September 30, 2021, from $12.3 million during the same period in 2020 primarily due to $1.5 million of increased compensation and other employee related expenses driven largely by headcount growth to support commercial growth.

Other Income (Expense)

Interest expense increased by $0.7 million to $0.7 million for the nine-month period ended September 30, 2021, from zero during the same period in 2020 due to the Loan Agreement entered into in March 2021 and Insurance Loan Agreement entered into in May 2021. Interest income decreased by $0.1 million primarily due to decreased investment activity.

Liquidity and Capital Resources

To date, we have not generated significant revenues from product sales. Since inception, we have funded our business primarily through the issuance of equity securities and debt. Over the next few years, we intend to invest in research and development to develop new applications for existing products and additional commercially viable products and to assess the feasibility of potential future products. Additionally, we expect that our general and administrative expenses will increase as we continue to incur substantial incremental costs associated with being a public company and our sales and marketing expenses will increase as we commercialize our CellFX System.

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

On February 4, 2021, we entered into a Sales Agreement with Stifel as sales agent, pursuant to which we may offer and sell, from time to time, through Stifel, up to $60.0 million in shares of our common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. We have no obligation to make any sales of our common stock pursuant to such Sales Agreement. During the nine-month period ended September 30, 2021, the Company issued and sold 288,490 shares of common stock under the Sales Agreement. The shares were sold at a weighted average price of $27.73 per share for aggregate net proceeds of approximately $7.4 million, after deducting sales commissions and offering costs payable by us.

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

On June 30, 2021, we entered into a Securities Purchase Agreement with Mr. Duggan, pursuant to which the Company issued and sold to Mr. Duggan 3,048,780 shares of the Company’s common stock, par value $0.001 per share, in a private placement, at a price per share of $16.40. The shares were paid for through (i) the conversion of the $41 million aggregate principal amount, together with all accrued and unpaid interest outstanding, pursuant to the Loan Agreement by and between the Company and Mr. Duggan (Note 8), and (ii) additional cash in the amount of approximately $8.4 million. Upon closing of this Private Placement and satisfaction of the outstanding debt, the Loan Agreement was terminated, without early termination fees or penalties being owed by the Company, and no additional amounts were owed to Mr. Duggan under the Loan Agreement. The cash proceeds of approximately $8.4 million were received by the Company in July 2021.

Our condensed consolidated statements of cash flows as discussed herein are presented below:

	Nine-Month Periods Ended
	September 30,
(in thousands)	2021	2020
Net cash used in operating activities	$(41,403)	$(26,110)
Net cash provided by (used in) investing activities	7,697	(4,168)
Net cash provided by financing activities	63,234	30,449
Net increase in cash and cash equivalents	$29,528	$171

To date, we have generated limited revenue and used cash in our operating activities. As a result, we have incurred significant operating losses in each year since our inception and we may continue to incur additional losses for the next several years. As of September 30, 2021, the Company had an accumulated deficit of $220.8 million, cash outflows from operations of $41.4 million for the nine months then ended, cash and cash equivalents of $42.0 million and a net loss of $14.3 million. These factors, combined with the Company’s forecast of cash required to fund operations for a period of at least twelve months from the date of issuance of the accompanying consolidated financial statements, raise substantial doubt under ASC 205-40 about the Company’s ability to continue as a going concern within one year after the issuance of these consolidated financial statements. We plan to raise additional capital in the future to fund our operations through public or private equity offerings, debt financings, or our at-the-market equity offering program, or by entering into revenue-generating collaborations. Mr. Duggan, our majority stockholder, may elect to participate in any number of our future financings, or alternatively he may offer to provide debt financing as may be needed in order to maintain the Company as a going concern. We can give no assurance, at this time, that additional financing or a collaboration will be available when needed on terms acceptable to us, however.

These expectations are based on our current operating and financing plans which are subject to change. Until we are able to generate sustainable product revenues at profitable levels, we expect to finance our future cash needs through public or private equity offerings, debt financings, our at-the-market equity offering program, and/or potential new collaborations. Such additional funds may not be available on terms acceptable to us or at all. If we raise funds by issuing equity or equity-linked securities, the ownership of some or all of our stockholders will be diluted and the holders of new equity securities may have priority rights over our existing stockholders. If adequate funds are not available, we may be required to curtail operations significantly or obtain funds by entering into agreements on unattractive terms. Our inability to raise capital could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Operating Activities

Our primary uses of cash in operating activities are for ongoing product development and commercialization activities relating to our product and product candidates.

During the nine-month period ended September 30, 2021, we used cash in the amount of $41.4 million in operating activities. The difference between cash used in operating activities and net loss consisted primarily of stock-based compensation, depreciation and amortization, as well as increases in inventory and prepaid and other current assets.

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

During the nine-month period ended September 30, 2021, $7.7 million of cash provided by investing activities was primarily from $8.0 million of cash proceeds from the maturities of investments, partially offset by the purchase of property and equipment.

During the nine-month period ended September 30, 2020, $4.2 million of cash used in investing activities was primarily from the purchase of investments of $25.5 million offset by the cash proceeds from the maturities and sale of investments of $21.5 million.

Financing Activities

During the nine-month period ended September 30, 2021, cash provided from financing activities was $63.2 million, primarily due to $49.3 million net cash received from our Loan Agreement and Private Placement, $7.4 million net cash received from our at-the-market equity offering, $4.9 million received from stock option and warrant exercises, $1.1 million received, net of payments made to date, from the Insurance Loan Agreement and $0.8 million received from the sale of stock under our employee stock purchase plan.

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

Off-Balance Sheet Arrangements

At September 30, 2021, we did not have any transactions, obligations or relationships that constitute off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. No liability associated with such indemnification agreements has been recorded as of September 30, 2021.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive and principal financial officers, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective (a) to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (b) to include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act, as amended, that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

•Substantial doubt about our ability to continue as a going concern;

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

Risks Relating to Our Business, Industry and Financial Condition

Because we have a limited operating history and have recently commenced revenue producing operations, it is difficult to evaluate the future of our business.

We are a bioelectric medicine technology company and have recently commenced revenue producing operations. To date, our operations on a consolidated basis have consisted almost entirely of the continued development and clinical studies of our technologies and implementation of the early parts of our business plan. We have incurred significant operating losses in each year since our inception and we may continue to incur additional losses for the next several years. In addition, a high percentage of our expenses will continue to be fixed; accordingly, our losses may be greater than expected and our operating results may suffer. We have limited historical financial data upon which we may base our projected revenue and base our planned operating expenses. Our limited operating history makes it difficult to evaluate our technology, operations and business prospects.

We currently have very limited product revenue and we may never become profitable.

To date, we have not generated significant revenue and we have historically relied on financing from the sale of equity securities to fund our operations. We expect that our future financial results will depend primarily on our success in launching, selling, and supporting our therapies and procedures using our CellFX System or other products based on our NPS technology. We expect to expend significant resources on hiring of personnel, continued scientific and product research and development, potential product testing and preclinical and clinical investigation, intellectual property development and prosecution, marketing and promotion, capital expenditures, working capital, general and administrative expenses, and fees and expenses associated with our capital raising efforts. We expect to incur costs and expenses related to consulting costs, laboratory development costs, hiring of scientists, engineers, sales representatives, and other operational personnel, and the continued development of relationships with potential partners. We are incurring significant operating losses, we expect to continue to incur additional losses for at least the next several years, and we cannot assure you that we will generate substantial revenue or be profitable in the future. There are no assurances that our future products will be cleared or approved or become commercially viable or accepted for use. Even with commercially viable applications of our technology, which may include licensing, we may never recover our research and development expenses.

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

To date, we have generated limited revenue from product sales and have incurred significant operating losses in each year since our inception and we anticipate that losses may continue for the next several years or until such time as we can generate substantial product revenue and achieve profitability. In connection with the preparation of this Quarterly Report for the nine months ended September 30, 2021, our management has concluded that there is substantial doubt as to whether we can continue as a going concern for the twelve months following the issuance of this Quarterly Report. We plan to raise additional capital to fund our operations through public or private equity offerings, debt financings, our at-the-market equity offering program, and/or potential new collaborations. There is no assurance, however, that any additional financing or any revenue-generating collaboration will be available when needed or that management of the Company will be able to obtain financing or enter into a collaboration on terms acceptable to the Company.

If we are unable to obtain sufficient funding, we may be unable to execute our business plan and fund operations. We may not be able to obtain additional financing on commercially reasonable terms, or at all.

We have experienced operating losses and we may continue to incur operating losses for the next several years as we implement our business plan. Currently, we have no significant revenue from operations and, although we have implemented an at-the-market equity offering program, we do not have arrangements in place for all the anticipated financing that would be required to fully implement our business plan. Our prior losses, combined with expected future losses, have had, and will continue to have, for the foreseeable future, an adverse effect on our stockholders’ equity and working capital.

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

We cannot give any assurance that we will be able to obtain all the necessary funding that we may need. In addition, we believe that we will require additional capital in the future to fully develop and bring to market our technologies and planned products. We have pursued and may pursue additional funding through various financing sources, including the private sale of our equity securities, debt financings, our at-the-market equity offering program, licensing fees for our technology, joint ventures with capital partners, and project type financing. If we raise funds by issuing equity or equity-linked securities, dilution to some or all our stockholders would result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. We also may seek government-based financing, such as development and research grants. There can be no assurance that funds will be available on commercially reasonable terms, if at all.

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

•coverage and reimbursement policies with respect to our product and product candidates, including the degree to which procedures using our products are covered and receive adequate reimbursement from third-party payors, and potential future drugs or devices that compete with our products;

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

We may also face increased competition in the future as new companies enter our markets and as scientific developments surrounding electro-signaling therapeutics continue to accelerate. While we will seek to expand our technological capabilities to remain competitive, research and development by others may render our technology or product candidates obsolete or noncompetitive or result in treatments or cures superior to any therapy developed by us. In addition, certain of our product candidates may compete with other dermatological products, including over the counter (“OTC”) treatments, for a share of some patients’ discretionary budgets and for physicians’ attention within their clinical practices. Even if a generic product or an OTC product is less effective than our product candidates, a less effective generic or OTC product may be more quickly adopted by physicians and patients than our competing product candidates based upon cost or convenience. As a result, we may not be able to compete effectively against current and potential future competitors or their devices and products.

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

We have recently commenced revenue-producing operations and we may be unsuccessful in earning significant revenues. We believe that developing the commercialization aspects of a company will take a substantial amount of capital and commitment of time and effort. We may seek development and marketing partners and license our technology to others in order to avoid our having to provide the marketing, manufacturing, and distribution capabilities within our organization. There can be no assurance that we will find any development and marketing partners or companies that are interested in licensing our technology. If we are unable to establish and maintain adequate sales, marketing, manufacturing, and distribution capabilities, independently or with others, we will not be able to generate product revenue, and may not become profitable.

If we lose key management personnel, our ability to identify, develop and commercialize new or next generation product candidates will be impaired, could result in loss of markets or market share and could make us less competitive.

We are highly dependent upon the principal members of our management team, including our Chief Executive Officer, Darrin Uecker, and members of our finance, sales, marketing, scientific, and engineering teams. These persons have significant experience and knowledge with sub-microsecond pulsed electric fields and more broadly in aesthetics, dermatology, life sciences, and medical technologies. The loss of any team member could impair our ability to design, identify, and develop new intellectual property and new scientific or product ideas. The loss of a key employee, the failure of a key employee to perform in his or her current position, or our inability to attract and retain skilled employees could result in our inability to continue to grow our business or to implement our business strategy. We compete for qualified management and scientific personnel with other life science companies, academic institutions, and research institutions. Our employees could leave our company with little or no prior notice. They are free to work for a competitor. If one or more of our senior executives or other key personnel were unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and other senior management may be required to divert attention from other aspects of the business. In addition, we do not have “key person” life insurance policies covering any member of our management team or other key personnel. The loss of any of these individuals or any inability to attract or retain qualified personnel, including scientists, engineers, and others, could prevent us from pursuing collaborations and materially and adversely affect our product development and introductions, business growth prospects, results of operations, and financial condition.

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

We have experienced rapid growth in our business. Recent and future growth imposes significant added responsibilities on management, including the need to identify, recruit, train, and integrate additional employees. Rapid expansion in personnel could mean that fewer experienced people carry out our research and development activities, manufacture, market, and sell CellFX Systems and NPS therapies and procedures, which could result in inefficiencies and unanticipated costs, reduced quality, and disruptions to our operations. In addition, rapid and significant growth may strain our administrative and operational infrastructure, and the failure to continue to upgrade our technical, administrative, operating, and financial control systems, or the occurrence of other unexpected expansion difficulties, could have a material adverse effect on our business, financial condition and results of operations, and our ability to timely execute our business plan. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed.

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

Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, or those of our vendors, may be vulnerable to attacks by hackers or viruses or otherwise breached due to employee error, malfeasance or other activities. While we believe we have not experienced any such attack or breach, both we and our vendors may be unable to anticipate attacks, to implement adequate preventative or mitigation measures, to identify any attacks or incidents on a timely basis, or to remediate or otherwise address any attacks or incidents in a timely manner. If any such attack or other incident were to occur, our systems and networks would be compromised and the information we store on those systems and networks could be accessed by unauthorized parties, publicly disclosed, lost, or stolen. Any such access, disclosure or other loss of information could result in a loss of intellectual property protection, legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and the California Consumer Privacy Act of 2018 (“CCPA”), which was enacted in June 2018 and became operative on January 1, 2020, or regulatory penalties, and could require substantial efforts to remediate and otherwise respond to the incident. The CCPA requires covered companies to, among other things, make certain enhanced disclosures related to California residents regarding our use or disclosure of their personal information, allow California residents to opt out of certain uses and disclosures of their personal information without penalty, provide Californians with other choices related to personal data in our possession, and obtain opt-in consent before engaging in certain uses of personal information relating to Californians under the age of 16. The California Attorney General may seek substantial monetary penalties and injunctive relief in the event of our noncompliance with the CCPA. The CCPA also allows for private lawsuits from Californians in the event of certain data breaches. Certain aspects of the CCPA and its interpretation remain uncertain, and we may need to modify our policies or practices in an effort to comply with it. Moreover, in November 2020, California voters approved a new privacy law, the California Privacy Rights Act (“CPRA”), which significantly modifies the CCPA, resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Most of the substantive provisions of the CPRA will not take effect until January 2023, however.

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

•withdrawal of patients from our clinical studies or cancellation of studies;

•significant costs to defend the related litigation and distraction to our management team;

•substantial monetary awards to patients;

•loss of revenue; and

•the inability to commercialize any future products that we may develop.

For example, for our clinical trials in the field of oncology, patients with the types and stages of cancer targeted by our NPS technology may already be in severe and advanced stages of disease, may have worsened conditions despite traditional therapies, may not be surgical candidates, and/or may have both known and unknown significant pre-existing and potentially life-threatening conditions. During the course of treatment, patients may suffer adverse events, including death, for reasons that may be related to our CellFX System or our NPS technology. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact, or end our opportunity to receive or maintain regulatory approval to market those products, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which we do not believe that an adverse event is related to our product, the investigation into the circumstance may be time consuming or inconclusive. These investigations may interrupt our sales efforts, delay our regulatory approval processes, or impact and limit the type of regulatory approvals our products could receive or maintain. As a result of these factors, a product liability claim, even if successfully defended, could harm our business.

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

We have incurred net losses since our inception and anticipate that we may continue to incur significant losses for the foreseeable future. If not utilized, some of our federal and state net operating losses (“NOLs”) carryforwards will begin to expire in various years beginning after 2034. Under the Internal Revenue Code of 1986, as amended, or the Code, and certain similar state tax provisions, we are generally allowed to carry forward our NOLs from a prior taxable year to offset our future taxable income, if any, until such NOLs are used or expire, subject to certain limitations. The same is true of other unused tax attributes, such as tax credits.

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

•laboratory, preclinical and clinical testing, labeling, packaging, and storage;

•premarketing clearance or approval;

•record keeping;

•device marketing, promotion and advertising, sales and distribution; and

•post-marketing surveillance, including reporting of deaths and serious injuries and recalls and correction and removals.

Before a new medical device, or a new intended use for an existing device, can be marketed in the United States, the device’s manufacturer must first submit and receive either 510(k) clearance or Premarket Approval (“PMA”) from the FDA, unless an exemption applies. In the 510(k)-clearance process, the FDA will determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The PMA pathway requires an applicant to demonstrate reasonable safety and effectiveness of the device based on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing, and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices. Products that are approved through a PMA application generally need FDA approval before they can be modified. Similarly, some modifications made to products cleared through a 510(k) may require a new 510(k). Either process can be expensive, lengthy and unpredictable.

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

The FDA and the U.S. Federal Trade Commission (“FTC”) also regulate the advertising and promotion of our devices to ensure that the claims we make are consistent with our regulatory clearances or approvals, that there are adequate and reasonable data to substantiate the claims and that our promotional labeling and advertising is neither false nor misleading in any respect. If the FDA or the FTC determines that any of our advertising or promotional claims are misleading, not substantiated or not permissible, we may be subject to enforcement actions, including FDA warning letters, and we may be required to revise our promotional claims and make other corrections or restitutions.

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

The exact mechanism(s) of action(s) of the NPS technology platform is not fully understood, and data are still being gathered regarding its use. Furthermore, there are only a relatively small number of scientists and researchers who can be considered experts in the use of this emerging technology. Insofar as potential regulators, partners or investors value a clear understanding of a technology’s mechanism of action, this limitation could make it more challenging for us to obtain requisite regulatory approvals, investments or a partnership on favorable terms as a result.

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

Our success depends on our ability to educate physicians regarding the benefits of CellFX procedures over existing treatment modalities and to persuade them to prescribe CellFX procedures for their patients. We do not know if the CellFX System or NPS technology will be successful over the long term, and market acceptance may be hindered if physicians are not presented with compelling data demonstrating the efficacy and safety of our products compared to alternative treatments. Any studies we, or third parties, may conduct comparing our CellFX System or NPS technology with alternative treatments may be expensive, time consuming or may not yield positive results. Additionally, adoption will be directly influenced by a number of financial factors, including the ability of providers to attract cash payments from patients or to obtain sufficient reimbursement from third-party commercial payors and from the Centers for Medicare & Medicaid Services (“CMS”) for the professional services they provide in administering CellFX procedures. The efficacy, safety, performance, and cost-effectiveness of our CellFX System, NPS technology, or other potential products based on NPS technology, on a stand-alone basis and relative to competing services, will determine the availability and level of reimbursement received by us and providers. If physicians do not adopt and prescribe our CellFX System or future products using our NPS technology, we may never become profitable.

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

The safety and effectiveness of CellFX procedures and therapies may depend, in part, on the function of firmware run by the microprocessors embedded in the device and associated software. This firmware and software is proprietary to us. While we have made efforts to test the firmware and software extensively, both are potentially subject to malfunction which in turn may harm patients. Further, our proprietary firmware and software may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, data breaches, or similar problems. Any of these might result in harm to patients or the unauthorized release of confidential medical, business or other information belonging to us or to other persons.

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

We are in the process of commencing commercial-scale manufacturing of our product, and we currently rely upon third-party suppliers to manufacture and supply components for our CellFX System. We perform final assembly of our devices at our facility in California. We believe we have an adequate inventory of materials and manufacturing capacity to support all our anticipated commercial launch activities. However, if demand for our product increases significantly, we will need to either expand our manufacturing capabilities or outsource to other manufacturers. The manufacture of our CellFX components in compliance with the FDA’s regulations requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of medical device products often encounter difficulties in production, including difficulties with production costs and yields, quality control, quality assurance testing, shortages of qualified personnel, as well as compliance with applicable regulations, both foreign and domestic.

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

Medicare, Medicaid, health maintenance organizations, and other third-party payers are increasingly attempting to contain healthcare costs by limiting both the scope of coverage and the level of reimbursement of new medical technologies and products. As a result, they may not cover or provide adequate payment for the use of our CellFX System or planned products in development. In order to obtain satisfactory reimbursement arrangements, we may have to agree to reduce our fee or sales price below what we currently expect to charge customers, which could adversely affect our profit margins. Moreover, each plan may separately require us to provide scientific and clinical support for the use of our products and, as a result, the coverage determination process is often a time-consuming and costly process with no assurance that coverage and adequate reimbursement will be applied consistently or obtained at all. Even if Medicare and other third-party payers decide to cover procedures involving our CellFX System and our proposed devices and products, we cannot be certain that the reimbursement levels will be adequate. Accordingly, even if these products are approved for commercial sale, unless government and other third-party payers provide adequate coverage and reimbursement for our devices and products, some physicians may be discouraged from using them, and our sales would suffer.

Medicare reimburses for medical technologies and products in a variety of ways, depending on where and how the item is used. However, Medicare only provides reimbursement if CMS determines that the item should be covered and that the use of the device or product is consistent with the coverage criteria. A coverage determination can be made at the local level by the Medicare administrative contractor, a private contractor that processes and pays claims on behalf of CMS for the geographic area where the services were rendered, or at the national level by CMS through a national coverage determination. There are statutory provisions intended to facilitate coverage determinations for new technologies, but it is unclear how these new provisions will be implemented, and it is not possible to indicate how they might apply to the CellFX System or to any of our proposed devices and products, as they are still in the development stages. Coverage presupposes that the technology, device, or product has been cleared or approved by the FDA and further, that the coverage will be consistent with the approved intended uses of the device or product as approved or cleared by the FDA, but coverage can be narrower. A coverage determination may be so limited that relatively few patients will qualify for a covered use of a device or product.

Obtaining a coverage determination, whether local or national, is a time-consuming, expensive and highly uncertain proposition, especially for a new technology, and inconsistent local determinations are possible. On average, Medicare coverage determinations for medical devices and products lag behind FDA approval or clearance. The Medicare statutory framework is also subject to administrative rulings, interpretations and discretion that affect the amount and timing of reimbursement made under Medicare. Medicaid coverage determinations and reimbursement levels are determined on a state-by-state basis, because Medicaid, unlike Medicare, is administered by the states under a state plan filed with the Secretary of the U.S. Department of Health and Human Services (“HHS”). Medicaid generally reimburses at lower levels than Medicare. Moreover, Medicaid programs and private insurers are frequently influenced by Medicare coverage determinations.

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

•involve rigorous preclinical and clinical testing, and possibly post-market surveillance;

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

The development, marketing, and sale of our CellFX System, and any future products in development, depends upon our ability to maintain strong working relationships with physicians. We rely on these professionals to provide us with considerable knowledge and experience regarding the development, marketing, and sale of our products. Physicians assist us in clinical trials and as researchers, marketing and product consultants and public speakers. If we cannot maintain our strong working relationships with these professionals and continue to receive their advice and input, the development and marketing of our products could suffer, which could harm our business, financial condition and results of operations. The medical device industry’s relationship with physicians is under increasing scrutiny by the Office of Inspector General (“OIG”), the Department of Justice (“DOJ”), state attorneys general, and other foreign and domestic government agencies. Our failure to comply with laws, rules and regulations governing our relationships with physicians, or an investigation into our compliance by the OIG, DOJ, state attorneys general, and other government agencies, could significantly harm our business, including compromising the use or integrity of our clinical data in regulatory submissions to the FDA or similar regulatory authorities.

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

To obtain the necessary device approvals or clearances from regulatory authorities for our future product candidates, we will have to conduct various preclinical and clinical tests, which may be costly and time consuming, and may not provide results that will allow us to seek regulatory approval or clearance.

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

•may interpret data from preclinical and clinical testing differently than we do;

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

We, as well as any potential third-party manufacturer, will be required to adhere to FDA quality systems requirements, which include testing, control, and documentation requirements. We will be subject to similar regulations in foreign countries. Even when regulatory approval or clearance of a product is granted, the approval or clearance may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval or clearance, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Ongoing compliance with quality system regulations and other applicable regulatory requirements is strictly enforced in the U.S. through periodic inspections by state and federal agencies, including the FDA, and in international jurisdictions by comparable agencies. Failure to comply with regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure to obtain premarket clearance or premarket approval for devices, withdrawal of approvals or clearances previously obtained, and criminal prosecution. The restriction, suspension or revocation of regulatory approvals or clearances, or any other failure to comply with regulatory requirements would limit our ability to operate and could materially increase our costs.

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

Our employees, collaborators and other personnel may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

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

Prior to our initial public offering in May 2016, there was no public market for our common stock. Although our common stock is listed on The Nasdaq Capital Market (“Nasdaq”), the market for our shares has demonstrated varying levels of trading activity. As a result of these and other factors, you may not be able to sell your common stock quickly, at or above the price paid to acquire the stock or at all. Further, an inactive market may also harm our ability to raise capital by selling additional common stock and may harm our ability to enter into strategic collaborations or acquire companies or products by using our common stock as consideration.

Concentration of ownership by our principal stockholder limits the ability of others to influence the outcome of director elections and other transactions requiring stockholder approval.

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

Additionally, because Mr. Duggan owns a majority of our outstanding shares, we are considered to be a “controlled” company under applicable Nasdaq rules. As such, we may voluntarily elect not to comply with certain of Nasdaq’s corporate governance requirements, such as certain rules concerning the setting of executive compensation and the appointment of directors. Accordingly, during the period we remain a controlled company and during any transition period following a time when we are no longer a controlled company, other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Nasdaq Stock Market. As a member of our Board, Mr. Duggan will adhere to the corporate governance standards adopted by the company.

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

We are required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), which will occur at the end of 2021, or a “small reporting company”. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine-month period ended September 30, 2021, we completed no unregistered sale of our securities, except for the sale of approximately three million shares of our common stock, in a private placement, as described elsewhere in this Quarterly Report and in our Form 8-K filed on July 1, 2021.

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

PULSE BIOSCIENCES, INC.

Date: November 15, 2021	By:	/s/ Sandra A. Gardiner
Sandra A. Gardiner
Chief Financial Officer, Executive Vice President of Finance and Administration, and Treasurer (Principal Financial and Accounting Officer)