Form 10-K
period 2021-12-31
Pulse Biosciences, Inc.
filed 2022-03-31
CIK 1625101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________________

Form 10-K

____________________________________________

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of the registrant’s common stock on such date as reported by Nasdaq Capital Market, was approximately $178,622,994. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the registrant’s common stock as of March 25, 2022: 29,802,280

“Pulse Biosciences,” the Pulse logos and other trademarks or service marks that we use in connection with the operation of our business appearing in this Annual Report, including CellFX, CellFX CloudConnect, CellFX Marketplace, Nano-pulse Stimulation, and NPS, are the property of Pulse Biosciences, Inc. Solely for your convenience, some of our trademarks and trade names referred to in this Annual Report are listed without the ® and TM symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks and trade names. Also, this Annual Report may contain additional trade names, trademarks or service marks of others, which are the property of their respective owners. We do not intend our use or display of any other company’s trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any of these other companies.

Unless expressly indicated or the context requires otherwise, the terms “Pulse,” “Company,” “we,” “us,” and “our,” in this document refer to Pulse Biosciences, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements related to our expected business, new product introductions, results of clinical studies, expectations regarding regulatory clearance and the timing of FDA or non-US filings or approvals including meetings with FDA or non-US regulatory bodies, procedures and procedure adoption, future results of operations, future financial position, our ability to generate revenues, our financing plans and future capital requirements, anticipated costs of revenue, anticipated expenses, the effect of recent accounting pronouncements, our investments, anticipated cash flows, our ability to finance operations from cash flows and similar matters, the impact of the recent COVID-19 coronavirus pandemic and related public health measures on our business, and statements based on current expectations, estimates, forecasts, and projections about the economies and markets in which we intend to operate and our beliefs and assumptions regarding these economies and markets. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. You should read the “Risk Factors” section of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein. We do not assume any obligation to update any forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. This Annual Report and any documents incorporated by reference may contain market data that we obtain from industry sources. These sources do not guarantee the accuracy or completeness of the information. Although we believe that our industry sources are reliable, we do not independently verify the information. The market data may include projections that are based on a number of other projections. While we believe these assumptions to be reasonable and sound as of the date of this Annual Report, actual results may differ from the projections.

Part I

Item 1. Business

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

The CellFX® System

We have begun commercializing our proprietary CellFX System into the large and growing dermatology procedure market as our first commercial market. Powered by NPS technology, the CellFX System delivers nano second duration pulses of electrical energy to non-thermally clear targeted cells while sparing adjacent non-cellular tissue. This non-thermal specificity for cellular targets is a significant differentiator for the CellFX System compared to other energy devices used in dermatology and other medical specialties, such as radiofrequency ablation. The Company has validated the cell-specific effects of NPS technology with a series of completed and ongoing clinical studies of cellular lesions, which are skin conditions characterized by abnormal or undesired cellular structures located on, or in, the non-cellular dermal collagen.

In February 2021, the Company received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) for the CellFX System for dermatologic procedures requiring ablation and resurfacing of the skin. In January 2021, the Company received Conformité Européene (“CE”) marking approval for the CellFX System, which allows for marketing of the system in the European Union (“EU”); in June 2021, the Company received Health Canada approval for the CellFX System, which allows for marketing of the system in Canada; and in November 2021, the Company received approval for the CellFX System from the Therapeutic Goods Administration (“TGA”), and from the New Zealand Medicines and Medical Devices Safety Authority (“Medsafe”) which allows for marketing of the system in Australia and New Zealand. The CE mark, Health Canada, TGA, and Medsafe approvals allow for use of the CellFX System in dermatological procedures requiring ablation and resurfacing of the skin for the reduction, removal, and/or clearance of cellular-based benign lesions, including Sebaceous Hyperplasia (“SH”), Seborrheic Keratosis (“SK”), and cutaneous non-genital warts.

The CellFX System is a tunable, software-enabled, console-based platform, designed to accommodate the clinical workflow preferred by physicians. The CellFX System currently includes a multi-use handpiece and a suite of single-patient use treatment tips ranging from 1.5mm2 to 10mm2, enabling treatment of a variety of lesion sizes and depths. The treatment tips wirelessly connect to the CellFX System when plugged into the handpiece, allowing for the use of automated treatment settings based on the treatment tip used.

We have also designed an integrated cloud software infrastructure called CellFX CloudConnect™ to enable our innovative utilization-based business model to help align the interests of patients, practices, and the Company. CellFX CloudConnect makes possible the wireless connectivity between the physician’s CellFX System, our e-commerce customer portal (“CellFX Marketplace”), practice management tools to track utilization data and other metrics, and our internal customer relationship management and enterprise resource planning software systems. CellFX CloudConnect also facilitates direct connectivity to the CellFX System to enable remote software updates, service, and maintenance functions. Because of this ability to streamline, be responsive, and reduce disruption to the clinician workflow, CellFX CloudConnect allows us to provide active high-touch support.

Our Proprietary Nano-Pulse Stimulation Technology Platform

Our proprietary CellFX System leverages our patented NPS technology platform. NPS technology is characterized by nanosecond duration pulses of electrical energy, each less than a millionth of a second long. When applied to targeted tissue, our NPS technology sends energy pulses to cells in order to alter the function of the internal cellular organelles, including the mitochondria and endoplasmic reticulum, without disrupting extracellular tissue. We believe this leads to regulated cell death, a process exhibited naturally by cells in the human body when they undergo stress and are unable to restore cellular homeostasis.

The CellFX System is designed to function on the basis of a unique non-thermal mechanism of action that likely results in a biophysical disruption brought about by the tunable speed and amplitude of our NPS pulses interacting with the physical structure of cells. While the CellFX System delivers pulses that directly affect the internal organelles of cells, these pulses do not have significant functional effect on non-cellular tissue, such as collagen, a protein that forms the structural foundation of the skin. In short, with our proprietary CellFX System, we can deliver a cell-focused effect that we believe leads to regulated cell death while preserving surrounding non-cellular tissue, a combination that may potentially lead to highly differentiated treatment applications.

Our Strategy

Our objective is to advance our NPS technology platform into medical specialty areas where an optimal solution remains unfulfilled. We are in the business of commercializing novel, proprietary, and differentiated products that have the potential to significantly improve patient outcomes in the markets we serve, as well as those we intend to serve in the future. To achieve this plan, we intend to:

•Demonstrate the unique benefits of our proprietary CellFX System and its unique non-thermal mechanism of action across a number of compelling applications:

oThe first introduction of the CellFX System focuses on serving dermatologists and other skin specialists as a new modality to address common benign skin conditions that are cellular in nature and often difficult to treat. We have conducted, and will continue to conduct, numerous clinical studies, including studies in SK, the most common benign raised pigmented lesion; SH, small skin-colored bumps, often oily in appearance and can appear in clusters; cutaneous non-genital warts; and back acne.

•Continue commercialization efforts of our proprietary CellFX System and applications for its use across clinical indications already cleared or approved:

oIn January 2021, the Company received CE marking approval for the CellFX System, which allows for marketing of the system in the European Union and, in June 2021, the Company received Health Canada approval for the CellFX System, which allows for marketing of the system in Canada. The CE mark and Health Canada approvals allow for indication of use of the CellFX System in dermatological procedures requiring ablation and resurfacing of the skin for the reduction, removal, and/or clearance of cellular-based benign lesions, including SH, SK, and cutaneous non-genital warts.

oIn February 2021, we received 510(k) clearance from the FDA for the CellFX System for general dermatologic procedures requiring ablation and resurfacing of the skin.

oIn November 2021, we received approval from Medsafe in Australia for indication of use of the CellFX System in dermatological procedures requiring ablation and resurfacing of the skin for the reduction, removal, and/or clearance of cellular-based benign lesions, including SH, SK, and cutaneous non-genital warts.

oIn November 2021, we received approval from the TGA in Australia for indication of use of the CellFX System in dermatological procedures requiring ablation and resurfacing of the skin for the reduction, removal, and/or clearance of cellular-based benign lesions, including SH, SK, and cutaneous non-genital warts.

oIn December 2021, we received approval from the Health Sciences Authority in Singapore for indication of the CellFX System in dermatological procedures requiring ablation and resurfacing of the skin for the reduction, removal, and/or clearance of cellular-based benign lesions, such as non-genital cutaneous warts and plantar warts.

•Continue with our Controlled Launch and build a foundation of clinical and commercial advocacy among this group of clinics to propel the first wave of early adopters:

oIn February 2021, we initiated controlled launch programs in the United States and the European Union and in June 2021 we initiated a controlled launch program in Canada (collectively, our “Controlled Launch”). We expect our Controlled Launch participants will influence the first wave of early adopters when it comes to their CellFX purchase decisions and integrating the CellFX into a successful aesthetic dermatology practice.

oIn the fourth quarter of 2021, we completed the first two commercial sales of the CellFX System.

oAs of December 31, 2021, we onboarded a total of seventy CellFX Controlled Launch Program participants across the U.S., Europe, and Canada, completing program enrollment. As of December 31, 2021, twenty-nine Controlled Launch Program participants opted to purchase their CellFX System and six clinics opted out of the program.

•Expand utilization of the CellFX System with new applications and procedure optimization:

oThe sale of each CellFX System and the sale of cycle units required to operate the CellFX System are both revenue-generating events. The treatment of each lesion requires cycle units which the treating physicians will need to periodically replenish, creating additional revenue-generating events. Providing additional evidence and/or regulatory clearances for new clinical conditions is expected to increase the potential for physicians to increase their procedure volumes and associated procedure fees, which in turn should increase the number of cycle units purchased for the existing installed base and increase the likelihood that additional physicians will purchase a CellFX System based on its expanded utility and revenue-generating potential within their practice.

oWe expect to continue to conduct clinical studies and make regulatory submissions on an ongoing basis to broaden the approved uses of the CellFX System. Specific indication labeling will allow the Company to provide educational and promotional materials to our physician customers to enable them to promote specific applications to their patients. Based on the local regulations of each geographic market, the Company may also engage in cooperative marketing and advertising, under appropriate circumstances.

oIn December 2021, upon completion of all treatments in an investigational device exemption (“IDE”) pivotal comparison study to evaluate the treatment of SH using the CellFX System, we submitted a 510(k) to add the treatment of SH to the CellFX System’s indications for use in the United States. In February 2022, we received an Additional Information (“AI”) letter from the FDA in response to the 510(k) submitted. In the AI letter, the FDA stated it did not believe the Company provided sufficient clinical evidence at this time to support the expanded indication for use, and that the Company had not met the primary endpoints of the SH IDE study. The Company anticipates meeting with the FDA to discuss the contents of the AI letter and potential next steps, which may require additional clinical data and potentially a new 510(k) submission.

•Leverage the CellFX branding of cellular mechanism to drive expansion in dermatology and set the stage for future applications beyond dermatology:

oWhile we are prioritizing cash-pay applications in the immediate term, the Company intends to invest in continued research with non-melanoma skin cancer and other medical applications to expand users and usage. This includes evaluating reimbursement strategies and options for selected applications.

oThe significant investments in scientific and clinical programs in dermatology we have made over the last several years have given us unique insights and a deeper understanding of our cell-based, tissue-sparing platform technology that should inform and accelerate the use of NPS in other application areas within and outside of dermatology. This includes early pre-clinical work in areas such as otolaryngology, cardiology, and oncology.

Aesthetic Dermatology Procedure Market

We believe the CellFX System has the potential to offer improved clinical outcomes for a broad range of dermatologic conditions and aesthetic skin applications for which targeted clearance of cellular lesions or structures is medically or cosmetically desirable. Current dermatology procedures to remove lesions or undesired skin tissue typically involve either excision (e.g., surgery), the use of heat (e.g., lasers or radiofrequency energy), or the use of cold (e.g., cryoablation). The latter-mentioned thermal methods of tissue destruction affect both cellular and non-cellular tissue components indiscriminately, which can lead to collateral damage of the dermal foundation in the skin.

Based on the ability of our NPS mechanism to clear cellular structures while sparing the structural foundation of the skin, we believe there is a significant opportunity for the CellFX System in the growing aesthetic and medical dermatology market. In the United States, according to the 2019 Survey on Dermatologic Procedures by the American Society for Dermatologic Surgery (“ASDS”), dermatologists performed nearly 14 million cosmetic and medically-necessary procedures, with 4.1 million cosmetic procedures performed using energy-based devices – an 18% increase from 2018 and a 106% increase from 2012. ASDS has also reported that consumers ranked their dermatologist as the #1 influencer of skin procedure decisions. We have worked closely with top KOLs in the aesthetic and medical dermatology field to identify those procedures and skin conditions in which the CellFX System and its unique NPS mechanism of action would offer a high value proposition.

Regarding prevalence of our intended initial dermatologic applications (SH, SK, and cutaneous non-genital warts), based on third-party surveys conducted among aesthetic physicians, an average of 200 patients per month in both the United States and the European Union who visit aesthetic dermatology practices present with each of our initial dermatologic applications. Further, these surveys reported that patients place greater value on lesion removal procedures over other popular aesthetic procedures they currently receive and are willing to pay cash to treat multiple lesions in a single visit.

Initial Aesthetic Dermatology Applications

Sebaceous Hyperplasia

SH is a common benign condition of sebaceous glands in adults of middle age or older. SH occurs when the sebaceous glands become enlarged, creating small, shiny, yellowish lesions or bumps, usually 2-4 millimeters in diameter and typically on the face. In a 2019 marketing study conducted with U.S. dermatologists (n=304), physicians reported seeing on average 42 patients per week with SH, with 65% left untreated due to the lack of desirable outcomes with traditional treatment methods (e.g., electrocautery).

Results from our clinical trials have demonstrated that NPS has a unique ability to clear cellular structures located within the dermis of the skin, such as enlarged sebaceous glands that cause SH, without damaging the dermal foundation, making it a potentially unique and highly effective treatment modality for SH lesions and similar targets residing deeper within the dermis of the skin.

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

In January 2021, we completed all treatments in an IDE pivotal study to compare the safety and efficacy of the CellFX System to a comparator group, Electrodessication for the treatment of SH lesions. In December 2021, we submitted a 510(k) to add the treatment of SH to the CellFX System’s indications for use in the United States. In February 2022, we received an AI letter from the FDA in response to the 510(k) submitted. In the AI letter, the FDA stated it did not believe the Company provided sufficient clinical evidence at this time to support the expanded indication for use, and that the Company had not met the primary endpoints of the SH IDE study. The Company anticipates meeting with the FDA to discuss the contents of the AI letter and potential next steps, which may require additional clinical data and potentially a new 510(k) submission.

Notwithstanding the AI letter and the FDA’s preliminary assessment, we believe that the successful treatment of SH lesions reflects a valuable commercial opportunity for the CellFX System in an area of unmet need and substantiates the unique ability of NPS pulses to penetrate the dermis and clear deeper cellular structures without damaging the surrounding dermis. In Europe, Canada, Australia, and New Zealand, the CellFX System is approved for the treatment of sebaceous hyperplasia, seborrheic keratosis and non-genital warts.

Seborrheic Keratosis

SK is one of the most common non-cancerous skin growths in older adults. SK usually appear as a brown, black, or light tan growth on the face, chest, shoulders, or back and has a waxy, scaly, slightly elevated appearance. SK are normally painless, and patients often seek to have them removed if they become irritated by clothing or for cosmetic reasons. Based on 2019 marketing research, dermatologists in the United States report seeing 84 patients with SK each week, with 52% left untreated despite having available treatment options (e.g., cryosurgery).

During 2017 and 2018 we conducted a multi-center clinical study evaluating the safety and efficacy of NPS technology for the treatment of SK. Results from our clinical study, including 58 patients and 174 treated SK lesions, indicate that a single NPS treatment is effective for the treatment of SK. Eighty-two percent (82%) of treated SK lesions were rated clear or mostly clear by investigators at the 106-day post treatment follow-up evaluation. Patients in the study rated 78% of treatment outcomes as satisfied or mostly satisfied.

Cutaneous, Non-Genital Warts

Non-genital warts are an extremely common benign skin disease caused by infection of epidermal cells with the human papillomavirus (“HPV”), resulting in cell proliferation and a thickened, warty papule on the skin. Common warts are most often seen on the hands and present as skin-colored papules with a rough scaly surface. Flat warts are most often seen on the backs of the hands and on the legs. They appear as slightly elevated small plaques that are skin-colored or light brown. Plantar warts occur on the soles of the feet and look like very thick callouses.

During 2020, we initiated a 62-patient, multi-center, clinical, pivotal study evaluating the safety and efficacy of the CellFX System for the treatment of non-genital cutaneous warts. Results from this study showed favorable outcomes of up to 75% clearance rate for warts on the hands, leg, knee, and neck, with rapid skin recovery and a low rate of residual skin effects. During 2021 we completed enrollment of 150 patients in an IDE pivotal comparison study to assess the treatment of cutaneous non-genital warts using the CellFX System. We are currently analyzing the study data and are anticipating a 510(k) submission during the second quarter of 2022.

Future Dermatology Application Feasibility Studies

We expect to conduct clinical studies on an ongoing basis to continue to evaluate clinical opportunities for, and demonstrate the value of, the CellFX System across a growing list of valuable indications, including:

Basal Cell Carcinoma

During 2021 we completed enrollment of 30 patients as part of an FDA Investigational Device Exemption (“IDE”) feasibility study to assess the treatment of Basal Cell Carcinoma (“BCC") using the CellFX System. BCC is the most frequently occurring form of cancer in the US, with an estimated 3.6 million diagnosed cases every year, according to the Skin Cancer Foundation. The current treatment of BCC is wide margin surgical excision, which can result in undesirable scarring. We believe that NPS technology and the CellFX System can be used to treat smaller BCC lesions with improved outcomes in cosmetically sensitive areas, such as on the face, and we believe that this new application would be beneficial to a large number of patients.

The objective of the feasibility study is to demonstrate that the CellFX System can safely be used to eliminate BCC lesions with a potentially superior cosmetic outcome when compared to wide margin excision. During the study, BCC lesions are treated with the CellFX System and approximately 60 days following the treatment, the treatment area is examined for the cosmetic outcome. The lesion is then be excised using the current standard of care wide margin excision procedure and analyzed by the study pathologist to determine whether there are any remaining basal cells present in the treatment area. This study has been completely enrolled and the data is being analyzed.

Dermatofibroma

Dermatofibroma are small, benign lesions typically found on the extremities, especially the lower legs. These persistent and sometimes painful growths are fairly common, with dermatologists reporting seeing as many as 30 patients presenting with them per week. However, the current treatment rate is low, due primarily to the lack of available treatments. The current standard of care, surgical excision, is used infrequently because it typically results in undesirable scaring. There are currently no energy-based devices that are regularly used to treat dermatofibroma and for this reason we believe this could potentially be a large market opportunity and a viable CellFX procedure performed with the currently available treatment tips.

Safety Profile of Our NPS Technology Platform

During the course of conducting human clinical studies in dermatology with the NPS platform to support an FDA filing at leading dermatology research centers across the United States, no serious adverse events have been reported and patient tolerance to the procedure has been high. A histological study of treated human tissue examined by experts in dermatopathology revealed a unique and consistent cell-specific non-thermal mechanism of action and a predictable healing response that spared non-cellular dermal tissue across a wide range of skin types and patient demographics.

Commercialization Strategy

To launch the CellFX System, we selected approximately 70 centers across the United States, Canada and the European Union to be the first physicians to receive the system in their respective markets and geographies through our Controlled Launch program. An objective of our ongoing Controlled Launch program has been to turn participating clinics into high utilization commercial customers that will serve as important reference clinics for future commercial customers. We initially expected clinics to complete the program requirements within three to five months. However, the average time for clinics that have completed the Controlled Launch program has been seven months. We continue to gain valuable information from the Controlled Launch process. While the real-world delivery of NPS technology through the CellFX System has proven to clear benign lesions in clinical studies, we have learned that the market development for benign lesions and the integration of this procedure into the practice workflow will require a higher touch model to generate the system utilization we are expecting. We now expect clinics to continue to move through the program throughout 2022, as they complete the program requirements.

We have deployed a sales and marketing team comprised of professionals with experience in delivering products and applications into the dermatology market and have long-standing relationships with the KOLs, clinics, and customers in this market. The field sales team has been converting Controlled Launch participants to purchases, as well as engaging in direct commercial sales of the CellFX System.

Controlled Launch participants that have opted to purchase the CellFX System for commercial use have performed CellFX procedures since becoming commercial users and, in the aggregate, have increased the number of treatment sessions per month. Currently, our commercial clinics are averaging ten patient treatment sessions per month with their CellFX System. Our goal for the end of 2022 is to increase utilization to forty patient treatment sessions per month at our current commercial clinics. To drive this increased utilization and emphasis on education, training and marketing at our current accounts, we have implemented changes to our commercial leadership, restructured our commercial field organization and modified our strategy in support of our utilization focus and reduced emphasis on new system sales in the near-term. In February 2022, we appointed Kevin Danahy as Chief Commercial Officer. Mr. Danahy has a proven track record of building exceptional commercial teams and implementing strategies to drive market penetration and significant growth with disruptive medical technologies across a variety of medical disciplines. Under Mr. Danahy’s leadership, the near-term focus of our commercial team’s efforts will be to increase utilization at our commercial clinics.

Potential of Nano-Pulse Stimulation Technology Beyond Dermatology

We continue to invest in and investigate potential uses for our NPS technology outside of dermatology, and one of our directors, Mitch Levinson, joined the Company as our Chief Strategy Officer in August 2021 to lead these efforts. Mr. Levinson has over 30 years of experience developing and launching novel medical device technologies across multiple medical disciplines, including dermatology, wound care, surgery, diagnostics, patient monitoring, and digital health.

Some early research initiatives outside of dermatology have been encouraging. For example, preclinical data was recently presented on the use of NPS technology in the field of gastroenterology by Dr. Robert Ganz at the Annual Meeting of the American Foregut Society. Dr. Ganz is a key opinion leader in this field and one of the foremost experts on the treatment of Barrett’s esophagus using ablative technologies. Dr. Ganz’s presentation, entitled “Nano-Pulse Stimulation Technology is a Promising New Energy Modality for Barrett’s Esophagus,” showed the successful use of NPS technology in an animal model of Barrett’s Esophagus.

Barrett’s esophagus is a complication of gastroesophageal reflux disease, or GERD, faced by approximately 10% of people with chronic GERD symptoms, in which the tissue lining the esophagus becomes dysplastic or precancerous as a result of the damage caused by the chronic acid reflux. The dysplastic cells are associated with an increased risk of esophageal cancer, and for this reason they are typically removed or destroyed using thermal energy modalities. The porcine study presented by Dr. Ganz demonstrated that the CellFX System using our novel and proprietary esophageal applicator can remove the esophageal epithelium and submucosal glands without causing significant fibrosis or evidence of stricture, which suggests that NPS technology may provide unique safety and efficacy benefits for the treatment of Barrett's esophagus over currently used thermal ablative technologies that can sometimes lead to adverse outcomes such as esophageal stricture, scarring, pain, and retreatment. Importantly, this evidence also demonstrates that the proven mechanism of action of NPS in skin can be applicable to other tissues of similar architecture, such as in the esophagus.

This early preclinical work represents one of several potential new application areas for the CellFX platform and NPS technology outside of dermatology. However, while we believe there are exciting potential applications across many medical specialties for our NPS platform technology, we remain committed and focused on execution of our commercial launch in dermatology.

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

We own or have a license to 123 issued patents worldwide and have 105 patent applications pending worldwide, with the earliest expiration of a U.S.-issued licensed patent in 2024 and the latest in 2039. As in the past, we plan to continue to file new patent applications to protect our systems, algorithms, applicators, methods, and designs of our technologies and products as they evolve. Medical technologies such as ours may be utilized in many different applications and incorporate several patentable features, and our strategy will be to always strive to protect our products and technologies with multiple patents directed to the variety of features and applications, in order to establish a strong defense against competitors and such that an expiration of a single patent does not lessen our overall comprehensive coverage. We believe our NPS platform and current CellFX System are protected by several issued patents, as well as pending applications.

Research and Development

Since inception, the majority of our business has focused on the development of the CellFX System and earlier clinical versions of the system, conducting clinical studies, including dermatology studies in SK, SH, warts, acne, moles (nevi), syringoma, and BCC, and pre-clinical and basic research into the unique mechanism of action of our NPS technology platform.

In 2022, we have the following planned clinical studies:

•US: dermatofibroma and BCC

•Europe: dermatofibroma, moles (nevi), actinic keratosis, and BCC

•Canada: plantar warts

The development of our proprietary CellFX System has involved a multi-disciplinary effort including; electrical, mechanical, biomedical, and software engineers to design and integrate the various elements of the CellFX System and its predecessors; clinical research specialists to plan and conduct clinical studies; and research scientists to assess and interpret the focal and systemic biological effects of our technology. We believe we can expand the potential of the CellFX System through ongoing innovation and additional clinical studies demonstrating safety and efficacy in additional dermatologic conditions and additional therapeutic areas.

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

The FDA regulates the medical device market to ensure the safety and efficacy of these products. For medical devices that require pre-market review, the FDA allows for three clearance/approval pathways for a medical device to be commercialized: approval via a Pre-market Approval Application (“PMA”), clearance of a 510(k) submission, or submission of a de novo application. The FDA has established three different classes of medical devices, based on the level of risk associated with using a device and consequent degree of regulatory controls needed to govern its safety and efficacy, as well as the appropriate clearance/approval pathway needed to obtain authorization to legally market a medical device in the U.S.

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

Pervasive and Continuing Regulation

Even after a device is placed on the market with FDA clearance or approval, numerous regulatory requirements continue to apply. These include:

•the FDA’s Quality System Regulation (“QSR”) which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation, and other quality assurance procedures during all aspects of the manufacturing process;

•labeling regulations and FDA and FTC prohibitions against the promotion of products for uncleared, unapproved, or off-label uses;

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

Regulatory System for Medical Devices in Europe

The European Union (the “EU”) consists of 27-member states and has a coordinated system for the authorization of medical devices. Marketing medical devices in the EU is subject to compliance with the Medical Devices Directive 93/92/EEC (MDD) and the European Union Medical Device Regulation (2017/745 or EU MDR) following its entry into application on May 26, 2020. A medical device may be placed on the market within the EU only if it conforms to certain “essential requirements” and bears the CE Mark. The most fundamental and essential requirement is that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the essential performance(s) intended by the manufacturer and be designed, manufactured, and packaged in a suitable manner.

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

Health Insurance Portability and Accountability Act

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) impacts the transmission, maintenance, use, and disclosure of certain individually identifiable health information (referred to as protected health information, or “PHI”). Since HIPAA was enacted in 1996, numerous implementing regulations have been issued, including, but not limited to: (1) standards for the privacy of individually identifiable health information (the “Privacy Rule”), (2) standards to protect the confidentiality, integrity and security of electronic protected health information (the “Security Rule”), (3) standards for electronic transactions, (4) a standard unique national provider identifier for providers and health plans, and (5) the HHS Breach Notification Rule. We refer to these rules, as well as similar state laws that may be applicable to our operations, as the HIPAA Rules. The U.S. Department of Health and Human Services (“HHS”) has also issued regulations governing the enforcement of the HIPAA Rules, the violation of which potentially includes significant criminal and civil penalties. Furthermore, many states have similar laws and regulations that may be applicable to our operations, including but not limited to state data security breach requirements.

The HIPAA Rules apply to “covered entities”, which includes healthcare providers who conduct certain transactions electronically, including but not limited to the electronic submission of health care claims to an insurance carrier.

On February 17, 2009, Congress enacted Subtitle D of the Health Information Technology for Economic and Clinical Health Act (“HITECH”) provisions of the American Recovery and Reinvestment Act of 2009. This law includes strengthened federal privacy and security provisions to protect PHI, such as the notification requirements set forth in the Breach Notification Rule. On January 25, 2013, the Office for Civil Rights of the HHS published its final rule to modify the HIPAA Privacy, Security, Breach and Enforcement Rules, including most revisions/additions made by the HITECH. The rule became effective on March 23, 2013, and entities and business associates covered by the rule were required to comply with most of the applicable requirements by September 23, 2013. HITECH increased the civil and criminal penalties that may be imposed against Covered Entities, their Business Associates, and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions.

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

The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are otherwise lawful in businesses outside of the healthcare industry. Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements, Congress authorized the Office of Inspector General (“OIG”), of HHS to issue a series of regulations known as “safe harbors.” These safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is per se illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy an applicable safe harbor may result in increased scrutiny by government enforcement authorities such as OIG.

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

The Sunshine Act. The Physician Payment Sunshine Act (the “Sunshine Act”), which was enacted as part of the Affordable Care Act, requires applicable manufacturers and certain distributors of prescription drugs, devices, biologics or other medical supplies available for coverage by Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Secretary of HHS: (i) payments or other transfers of value made by that entity, or by a third party as directed by that entity, to physicians and teaching hospitals or to third parties on behalf of physicians or teaching hospitals; and (ii) physician ownership (including immediate family ownership) and investment interests in the entity. The statute requires the federal government to make reported information available to the public starting September 2014, which it has. Failure to comply with the reporting requirements can result in significant civil monetary penalties ranging from $1,000 to $10,000 for each payment or other transfer of value that is not reported (up to a maximum per annual report of $150,000) and from $10,000 to $100,000 for each knowing failure to report (up to a maximum per annual report of $1.0 million). Additionally, there are criminal penalties if an entity intentionally makes false statements in such reports. Upon commercialization, if physicians use our products for procedures that are reimbursed by Medicare, Medicaid or the Children’s Health Insurance Program, we may be subject to the Sunshine Act and the information we disclose may lead to greater scrutiny, which may result in modifications to established practices and additional costs. Additionally, similar reporting requirements have also been enacted on the state level domestically, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with healthcare professionals.

Foreign Corrupt Practices Act. The Foreign Corrupt Practices Act (“FCPA”) prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, if any, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

Employees and Human Capital

As of December 31, 2021, we had 142 employees, of which substantially all are located at our headquarters in Hayward, California. Of these employees, 81 were engaged in research and development activities, and 61 were engaged in sales, marketing and general and administrative activities.

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

Our website is located at www.pulsebiosciences.com. The information that can be accessed through our website is not incorporated into this Annual Report on Form 10-K, and the inclusion of our website address is an inactive textual reference only. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through the “Investor Relations” section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report, including our financial statements and related notes, which could have a material adverse effect on our business, financial condition, results of operations, and prospects. The risks described below are not the only risks facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition, results of operations, and prospects. In addition, the impact of COVID-19 and any worsening of the economic environment may exacerbate the risks described below, any of which could have a material impact on us.

Summary

Our business is subject to numerous risks and uncertainties that you should consider before investing in our common stock. These risks are described more fully below and include, but are not limited to, risks relating to the following:

•Our limited operating history and our limited revenue producing operations;

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

To date, we have not generated significant revenue and we have historically relied on financing from the sale of equity securities to fund our operations. We expect that our future financial results will depend primarily on our success in launching, selling, and supporting our therapies and procedures using the CellFX System or other products based on our NPS technology. We expect to expend significant resources on hiring of personnel, continued scientific and product research and development, potential product testing and preclinical and clinical investigation, intellectual property development and prosecution, marketing and promotion, capital expenditures, working capital, general and administrative expenses, and fees and expenses associated with our capital raising efforts. We expect to incur costs and expenses related to consulting costs, laboratory development costs, hiring of scientists, engineers, sales representatives, and other operational personnel, and the continued development of relationships with potential partners. We are incurring significant operating losses, we expect to continue to incur additional losses for at least the next several years, and we cannot assure you that we will generate substantial revenue or be profitable in the future. There are no assurances that our future products will be cleared or approved or become commercially viable or accepted for use. Even with commercially viable applications of our technology, which may include licensing, we may never recover our research and development expenses.

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

To date, we have generated limited revenue from product sales and have incurred significant operating losses in each year since our inception and we anticipate that losses may continue for the next several years or until such time as we can generate substantial product revenue and achieve profitability. In connection with the preparation of this Annual Report for the twelve months ended December 31, 2021, our management has concluded that there is substantial doubt as to whether we can continue as a going concern for the twelve months following the issuance of this Annual Report. We plan to raise additional capital to fund our operations through public or private equity offerings, debt financings, our at-the-market equity offering program, and/or potential new collaborations. There is no assurance, however, that any additional financing or any revenue-generating collaboration will be available when needed or that management of the Company will be able to obtain financing or enter into a collaboration on terms acceptable to the Company.

We can give no assurance that our internal and external sources of liquidity will be sufficient for our cash requirements.

We must have sufficient sources of liquidity to fund our working capital requirements and execute on our strategic initiatives. Future new product launches or investments in other growth initiatives may demand increased working capital before any long-term return is realized from increased revenue. Our ability to achieve our business and cash flow plans is based on a number of assumptions which involve significant judgments and estimates of future performance, borrowing capacity and credit availability, and financing opportunities which cannot at all times be assured. Accordingly, there is no assurance that cash flows from operations and other internal and external sources of liquidity will at all times be sufficient for our cash requirements. If necessary, we may need to consider actions and steps to improve our cash position and mitigate any potential liquidity shortfall, such as modifying our business plans, pursuing additional financing to the extent available, reducing capital expenditures, suspending certain activities or programs, pursuing and evaluating other alternatives and opportunities to obtain additional sources of liquidity, and other potential actions to reduce costs. There can be no assurance that any of these actions would be successful, sufficient or available on favorable terms. Any inability to generate or obtain sufficient levels of liquidity to meet our cash requirements at the level and times needed could have a material adverse impact on our business and financial position.

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

We will need to raise additional capital in order to continue to execute our business plan. If we are unable to raise sufficient additional funds, we will have to scale back our operations. Also, the ongoing hostilities between Russia and Ukraine and the ongoing COVID-19 pandemic and resulting negative impact on the global macroeconomic environment and capital markets may make it more difficult for us to raise additional funds. We may be required to incur debt in the future.

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

If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, we may be required to, among other things, delay, scale back or eliminate some or all of our commercial activities, reduce headcount, trim research and product development programs, discontinue clinical trials, stop all or some of our manufacturing operations, defer capital expenditures, deregister from being a publicly traded company and delist from Nasdaq, or license our potential products or technologies to third parties, possibly on terms that cannot sustain our current business. If any of these things were to occur, our ability to grow and support our business and to respond to market challenges could be significantly limited or we may be unable to continue operations, in which case you could lose your entire investment.

Because our business is not profitable, from time to time we may undergo a reduction in force to reduce our operating expenses. However, any corporate restructuring or headcount reduction may not result in anticipated savings, could result in total costs and expenses and attrition that are greater than expected and could disrupt our business.

If we decide to reduce headcount to lower our operating expenses, we may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from such a restructuring because of unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from such a restructuring, our operating results and financial condition would be adversely affected. Any restructuring activities would be disruptive to our operations and could result in material delays in our new product development programs. For example, headcount reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, or increase difficulties in our day-to-day operations. Headcount reductions could also harm our ability to attract and retain qualified management, scientific, clinical, regulatory, manufacturing, and other personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing and commercializing our new product candidates in the future and could also harm our existing and planned commercial activities in dermatology.

Our revenues and future profitability are entirely dependent upon one family of products, the CellFX System, and one platform technology, Nano-pulse Stimulation.

Our revenue is generated entirely from the CellFX System, which consists of a console, handpieces and tips, and both these products and all our potential products under development are based upon the same patented platform technology, Nano-pulse Stimulation (“NPS”). Our revenue is therefore dependent on the success of these products and platform technology, and if these products are not widely adopted by dermatologists or if we suffer any disruptions in our ability to sell these products, our business will suffer. Reliance on a single family of products and single platform technology could negatively affect our results of operations and financial condition. Our ability to become profitable will depend upon the commercial success of these products and platform technology.

We market the CellFX System primarily to aesthetic and medical dermatologists who may be slow or fail to adopt our products or who may use our products in only a small percentage of their eligible patients for a variety of reasons, including, among others:

•lack of experience with our products;

•lack of adequate reimbursement or cost to the patient;

•lack of conviction regarding evidence supporting cost benefits or cost effectiveness of our products over existing alternatives;

•lack of clinical data showing longer-term patient benefits;

•the possible introduction of new technologies competitive to our products; and

•liability risks generally associated with the use of new products and procedures.

Moreover, our products, including our platform NPS technology, could be rendered obsolete or economically impractical by numerous factors, many of which are beyond our control, including but not limited to:

•entrance of new competitors into our markets;

•technological advancements of alternative technologies, such as laser ablation technologies;

•loss of key relationships with suppliers, group purchasing organizations, or end-user customers;

•manufacturing or supply interruptions;

•product liability claims;

•our reputation and product market acceptance;

•loss of existing regulatory approvals or the imposition of new requirements to maintain such approvals; and

•product recalls or safety alerts.

We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which could cause our stock price to decline.

The Company may provide financial guidance about its business and future operating results. In developing this guidance, the Company’s management must make certain assumptions and judgments about its future operating performance, including but not limited to projected hiring of sales professionals, growth of revenue in the aesthetic device market, increase or decrease of its market share, costs of production of its recently introduced products, and stability of the macro-economic environment in the Company’s key markets. Furthermore, analysts and investors may develop and publish their own projections of the Company’s business, which may form a consensus about the Company’s future performance. The Company’s business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of the Company’s control, and which could adversely affect its operations and operating results. Furthermore, if the Company makes downward revisions of its own previously announced guidance, or if the Company’s publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of the Company’s common stock could decline.

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

We have recently commenced revenue-producing operations; however, we may be unsuccessful in earning significant revenues. We believe that developing the commercialization aspects of a company will take a substantial amount of capital and commitment of time and effort. We may seek development and marketing partners and license our technology to others in order to avoid our having to provide the marketing, manufacturing, and distribution capabilities within our organization. There can be no assurance that we will find any development and marketing partners or companies that are interested in licensing our technology. If we are unable to establish and maintain adequate sales, marketing, manufacturing, and distribution capabilities, independently or with others, we will not be able to generate product revenue, and may not become profitable.

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

We have very limited experience selling the CellFX System.

Successfully commercializing medical devices such as ours is a complex and uncertain process. We began marketing and selling the CellFX System in the United States, Canada, and certain limited European markets in late 2021 to dermatologists through a limited direct sales force. In January 2022, we established an operating company in the Netherlands to further enhance our operations in Europe. As of December 31, 2021, our U.S. sales force consisted of 7 sales managers and directors and 3 clinical support specialists directly employed by us. As of December 31, 2021, our international sales force consisted of 3 sales managers and directors and 7 clinical support specialists, all of whom are employed by Globalization Partners, a third-party employer of record engaged by us. We therefore have limited experience marketing and selling the CellFX System and our revenues and cash flows have been volatile and difficult to predict.

We hire and train sales representatives and clinical specialists with backgrounds and experience in the aesthetic dermatology market, especially those familiar with energy-based therapies and who have existing relationships with dermatologist. However, we expect that our sales force will require lead time in the field to grow their network of accounts and achieve the productivity levels we expect them to reach in any individual territory. Furthermore, the use of our product will often require or benefit from direct support from us.

Our commercialization efforts depend on the efforts of our management and sales team, our third-party manufacturers and suppliers, physicians and medical clinics, and general economic conditions, among other factors, including the following:

•the effectiveness of our marketing and sales efforts in the United States and internationally;

•our success in educating physicians and patients about the benefits, administration and use of our products;

•the acceptance by physicians and patients of the safety and effectiveness of our products;

•the availability, perceived advantages, relative cost, relative safety, and relative efficacy of alternative and competing therapies;

•our ability to obtain, maintain, and enforce our intellectual property rights in and to our CellFX System;

•our ability to raise additional capital on acceptable terms, or at all, if needed to support the commercialization of our products; and

•our ability to achieve and maintain compliance with all regulatory requirements applicable to our products.

Our intention is for our direct sales representatives to develop long-lasting relationships with the dermatologists they serve. Our future success will depend largely on our ability to continue to hire, train, retain and motivate skilled direct sales representatives with significant technical knowledge in various areas, such as dermatology and ablation technologies. New hires require training and take time to achieve full productivity. If we fail to train new hires adequately, or if we experience high turnover in our sales force in the future, we cannot be certain that new hires will become as productive as may be necessary to maintain or increase our sales. Also, if our direct sales representatives or third-party distributors fail to adequately promote, market and sell our products or decide to leave or cease to do business with us, our sales could significantly decrease or grow at a rate too slow to become profitable. In addition, our future sales will largely depend on our ability to increase our marketing efforts and adequately address our customers’ needs. If we are unable to adequately address our customers’ needs, it could negatively impact sales and market acceptance of our products, and we may not generate sufficient revenue to become profitable. If we are unable to expand our sales and marketing capabilities domestically and internationally, we may not be able to effectively commercialize our products, which would adversely affect our business, results of operations, and financial condition.

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

We have experienced rapid growth in our business. Recent and future growth imposes significant added responsibilities on management, including the need to identify, recruit, train, and integrate additional employees. Rapid expansion in personnel could mean that fewer experienced people carry out our research and development activities, manufacture, market, and sell CellFX Systems and NPS therapies and procedures, which could result in inefficiencies and unanticipated costs, reduced quality, and disruptions to our operations. In addition, rapid and significant growth may strain our administrative and operational infrastructure, and the failure to continue to upgrade our technical, administrative, operating, and financial control systems, or the occurrence of other unexpected expansion difficulties, could have a material adverse effect on our business, financial condition and results of operations, and our ability to timely execute our business plan. We may be unable to maintain the quality of, or delivery timelines of, our products or satisfy worldwide customer demand as it grows. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures. We may implement new enterprise software systems in a number of areas affecting a broad range of business processes and functional areas. The time and resources required to implement these new systems is uncertain and failure to complete this in a timely and efficient manner could harm our business. We cannot guarantee that any of the personnel, systems, procedures, and controls we put in place will be adequate to support the manufacture and distribution of our products. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed.

We must successfully educate and train dermatologists and their staff on the proper use of the CellFX System.

Although most dermatologists may have adequate knowledge on how to use our novel CellFX System based on their clinical training and experience, we believe that the most effective way to introduce and build market demand for our products is by directly training dermatologists in the use of our products. Convincing dermatologists to dedicate the time and energy necessary for adequate training is challenging, and we cannot assure you that we will succeed in these efforts. If dermatologists are not properly trained, they may not use our products and, as a result, we may not maintain or grow our sales or achieve or sustain profitability. If dermatologists are not properly trained, they may also misuse or ineffectively use our products, which may result in unsatisfactory patient outcomes, patient injury, negative publicity, or lawsuits against us, any of which could have a significant adverse effect on our business, financial condition and results of operations.

Additionally, our strategy includes educating key opinion leaders in the industry. If these key opinion leaders determine that alternative technologies are more effective or that the benefits offered by our products are not sufficient to justify their higher cost, or if we encounter difficulty promoting adoption or establishing these systems as a standard of care, our ability to achieve market acceptance of the products we introduce could be significantly limited.

Although we believe our training methods for dermatologists are conducted in compliance with FDA and other applicable regulations developed both nationally and in other countries, if the FDA or other regulatory agency determines that our training constitutes promotion of an unapproved use or promotion of an intended purpose not covered by the CE mark affixed to our products or FDA approved labeling, they could request that we modify our training or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine, or criminal penalty.

Our results of operations could be materially harmed if we are unable to accurately forecast customer demand for our products and manage our inventory.

To ensure adequate inventory supply, we must forecast inventory needs and place orders with suppliers based on our estimates of future demand for our products. Our ability to accurately forecast demand for our products could be negatively affected by many factors, including our failure to adequately manage our expansion efforts, product introductions by competitors, an increase or decrease in customer demand for our products or for products of our competitors, our failure to accurately forecast customer acceptance of new product enhancements, unanticipated changes in general market conditions or regulatory matters, and weakening of economic conditions or consumer confidence in future economic conditions.

Inventory levels in excess of customer demand may result in inventory write-downs or write-offs, which would cause our gross margin to be adversely affected and could impair the strength of our brand. Similarly, a portion of our inventory could become obsolete or expire, which could have a material and adverse effect on our earnings and cash flows due to the resulting costs associated with inventory impairment charges and costs required to replace obsolete inventory. Any of these occurrences could negatively impact our financial performance.

Conversely, if we underestimate customer demand for our products, we may not be able to deliver sufficient products to meet our customers’ requirements, which could result in damage to our reputation and customer relationships. In addition, if we experience a significant increase in demand, additional supplies of raw materials or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, or suppliers or our third-party manufacturers may not be able to allocate sufficient resources to meet our increased requirements, which could have an adverse effect on our ability to meet customer demand for our products and our results of operations.

We have limited experience in manufacturing our products in large-scale commercial quantities and we may face manufacturing risks that may adversely affect our ability to manufacture products and could reduce our gross margins and negatively affect our business and operating results.

Our success depends, in part, on our ability to manufacture our current and future products in sufficient quantities and on a timely basis to meet demand, while adhering to product quality standards, complying with regulatory quality system requirements, and managing manufacturing costs. We have a manufacturing facility located in Hayward, California where we produce, package and warehouse the CellFX System. We also rely on third-party manufacturers for production of some of the components used in the CellFX System. If our facility, or the facilities of our third-party contract manufacturers, suffer damage, or a force majeure event, this could materially impact our ability to operate.

We are also subject to other risks relating to our manufacturing capabilities, including:

•quality and reliability of components, sub-assemblies and materials that we source from third-party suppliers, who are required to meet our quality specifications, some of whom are our single-source suppliers for the products they supply;

•failure to secure raw materials, components and materials in a timely manner, in sufficient quantities or on commercially reasonable terms;

•inability to secure raw materials, components and materials of sufficient quality to meet the exacting needs of medical device manufacturing;

•failure to maintain compliance with quality system requirements or pass regulatory quality inspections;

•inability to increase production capacity or volumes to meet demand; and

•inability to design or modify production processes to enable us to produce future products efficiently or implement changes in current products in response to design or regulatory requirements.

Certain parts used in the manufacturing of our equipment may experience shortages in global supply which could impact our ability to manufacture our device for customers or maintain research and development timelines.

There are several component parts used in the manufacture of our device that are used by many manufacturers in a variety of products. We will compete with other manufacturers for the supply of these components. Additionally, certain parts that are currently in our design may be discontinued by our suppliers requiring us to find alternative parts. This issue may require us to change the design of our device or purchase significant inventories of these parts in order to protect against manufacturing delays. We may not be able to procure alternative components or adequate raw material inventories which would result in an inability to produce our device.

As our international sales and operations grow, we could become increasingly subject to additional economic, political, and other risks that could harm our business.

We have sales and operations both inside and outside the United States, including a limited sales and marketing organization outside the United States. Our short-term international sales strategy is to increase our presence in Europe and Canada. To successfully market and sell our products in markets outside of the United States, we must address many international business risks with which we have limited experience, and failure to manage these risks may adversely affect our operating results and financial condition. These risks include:

•the impact of recessions and other economic conditions in economies, including impact of COVID-19 pandemic, outside the United States;

•instability of foreign economic, political and labor conditions;

•unfavorable labor regulations applicable to our European operations, such as severance and the unenforceability of non-competition agreements in the European Union;

•difficulties in complying with restrictions imposed by regulatory or market requirements, tariffs, or other trade barriers or by U.S. export laws;

•potentially adverse tax consequences, including, if required or applicable, difficulties transferring funds generated in non-U.S. jurisdictions to the United States in a tax efficient manner;

•difficulties in protecting intellectual property, especially in international jurisdictions;

•foreign certification and regulatory clearance or approval requirements;

•difficulties in developing effective marketing campaigns in unfamiliar foreign countries;

•customs clearance and shipping delays;

•difficulties in managing international operations; and

•burdens of complying with a wide variety of foreign laws.

Our success depends, in part, on our ability to anticipate and address these and any new risks. We cannot guarantee that these or other factors will not adversely affect our business or operating results.

We could be negatively impacted by actual or perceived violations of applicable anti-corruption law or our own internal policies designed to ensure ethical business practices.

We are subject to anti-bribery, anti-corruption, and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, or FCPA, and similar anti-bribery laws in non-U.S. jurisdictions, as well as export control laws, customs laws, sanctions laws and other laws governing our operations. As we grow our international presence and global operations, we will be increasingly exposed to trade and economic sanctions and other restrictions imposed by the United States, the European Union, and other governments and organizations.

Anti-corruption laws, such as the FCPA and the U.K. Anti-Bribery Act, generally prohibit us and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. The FCPA also imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments. Numerous other laws restrict, and in some cases prohibit, U.S. companies from directly or indirectly selling goods, technology or services to people or entities in certain countries. In addition, these laws require that we exercise care in structuring our sales and marketing practices and effecting product registrations in foreign countries. Compliance with these regulations is costly.

We participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under these anti-corruption laws. In addition, we cannot predict the nature, scope, or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted. Although we have implemented company policies requiring our employees and consultants to comply with the FCPA and similar laws, such policies may not be effective at preventing all potential FCPA or other violations. There can be no assurance that none of our employees and agents, or those companies to which we outsource certain portions of our business operations, will not take actions that violate our policies or applicable laws, for which we may be ultimately held responsible. Our development of infrastructure designed to identify anti-corruption matters and monitor compliance is at an early stage. If we are not in compliance with these laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations, and liquidity. Likewise, any investigation of any potential violations of these laws by respective government bodies could also have an adverse impact on our reputation, our business, results of operations, and financial condition.

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

Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, or those of our vendors, may be vulnerable to attacks by hackers or viruses or otherwise breached due to employee error, malfeasance or other activities. While we believe we have not experienced any such attack or breach, both we and our vendors may be unable to anticipate attacks, to implement adequate preventative or mitigation measures, to identify any attacks or incidents on a timely basis, or to remediate or otherwise address any attacks or incidents in a timely manner. If any such attack or other incident were to occur, our systems and networks would be compromised and the information we store on those systems and networks could be accessed by unauthorized parties, publicly disclosed, lost, or stolen. Any such access, disclosure or other loss of information could result in a loss of intellectual property protection, legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and the California Consumer Privacy Act of 2018 (“CCPA”), or regulatory penalties, and could require substantial efforts to remediate and otherwise respond to the incident. The CCPA requires covered companies to, among other things, make certain enhanced disclosures related to California residents regarding our use or disclosure of their personal information, allow California residents to opt out of certain uses and disclosures of their personal information without penalty, provide Californians with other choices related to personal data in our possession, and obtain opt-in consent before engaging in certain uses of personal information relating to Californians under the age of 16. The California Attorney General may seek substantial monetary penalties and injunctive relief in the event of our noncompliance with the CCPA. The CCPA also allows for private lawsuits from Californians in the event of certain data breaches. Certain aspects of the CCPA and its interpretation remain uncertain, and we may need to modify our policies or practices in an effort to comply with it. Moreover, in November 2020, California voters approved a new privacy law, the California Privacy Rights Act (“CPRA”), which significantly modifies the CCPA, resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Most of the substantive provisions of the CPRA will not take effect until January 2023, however.

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

In addition, the interpretation and application of federal and state consumer, health-related and data protection laws in the United States and internationally are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is, or alleged to be, inconsistent with our practices. If so, this could result in regulatory investigations and enforcement actions, private litigation, claims for damages, and government-imposed fines or orders requiring that we change our practices, any of which could adversely affect our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices, systems and compliance procedures in a manner adverse to our business.

We are subject to environmental regulations and any failure to comply with applicable laws could subject us to significant liabilities and harm our business.

We are subject to a variety of local, state, federal, and foreign government regulations relating to the storage, discharge, handling, emission, generation, manufacture, and disposal of toxic or other hazardous substances used in the manufacture of our products. The failure to comply with past, present or future laws could result in the imposition of fines, third-party property damage and personal injury claims, investigation and remediation costs, the suspension of production, or a cessation of operations. We also expect that our operations will be affected by other new environmental and health and safety laws on an ongoing basis. Although we cannot predict the ultimate impact of any such new laws, they will likely result in additional costs, and may require us to change how we manufacture our products, which could have a material adverse effect on our business.

We may fail to meet expectations relating to environmental, social and governance factors.

Market participants, including investors, analysts, customers, and other key stakeholders are increasingly focused on environmental, social and governance (“ESG”) factors. We have never had a comprehensive ESG initiative at the Company. Moreover, the ESG factors by which companies’ corporate responsibility practices are assessed differ among market participants, are constantly evolving and could result in greater expectations of us and/or cause us to undertake costly initiatives to satisfy such new criteria. We risk damage to our brand and reputation if our corporate responsibility procedures or standards do not meet the standards expected by us. Furthermore, we could fail, or be perceived to fail, in our achievement of any ESG initiatives or goals we may establish in the future and we could also be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors and other key stakeholders or our initiatives are not executed as planned, our reputation and financial results could be materially and adversely affected.

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

For example, during the course of treatment, patients may suffer adverse events for reasons that may or may not be related to the CellFX System or our NPS technology. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact, or end our opportunity to receive or maintain regulatory approval to market those products, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which we do not believe that an adverse event is related to our product, the investigation into the circumstance may be time consuming or inconclusive. These investigations may interrupt our sales efforts, delay our regulatory approval processes, or impact and limit the type of regulatory approvals our products could receive or maintain. As a result of these factors, a product liability claim, even if successfully defended, could harm our business.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure or delay can occur at any time during the clinical trial process. For example, success in nonclinical studies and early feasibility clinical studies does not ensure that the expanded clinical trials needed to support regulatory submissions will be successful. Setbacks can be caused by, among other things, nonclinical findings made while clinical trials are underway, safety or efficacy observations made in clinical trials, including previously unreported adverse events, or post-approval observations. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval or clearance for our product candidates or to expand the existing approvals or clearances for our existing products.

Our long-term growth depends on our ability to commercialize our products in development and to develop and commercialize additional products through our research and development efforts, and if we fail to do so we may be unable to compete effectively.

The medical device industry is characterized by intense competition, rapid technological changes, new product introductions and enhancements, and evolving industry standards. Our business prospects depend in part on our ability to develop and commercialize new products and applications for our NPS technology, including in new markets that develop as a result of technological and scientific advances, while improving the performance and cost-effectiveness of our products in the dermatology market. New technologies, techniques or products could emerge that might offer better combinations of price and performance than our products. It is important that we anticipate changes in technology and market demand, as well as physician, hospital, and healthcare provider practices to successfully develop, obtain clearance or approval, if required, and successfully introduce new, enhanced and competitive technologies to meet our prospective customers’ needs on a timely and cost-effective basis.

We might be unable to successfully commercialize our current products with domestic or international regulatory clearances or approvals or develop or obtain regulatory clearances or approvals to market new products. Additionally, these products and any future products might not be accepted by dermatologists or other health care workers or the third-party payors who reimburse for the procedures performed with our products or may not be successfully commercialized due to other factors. The success of any new product offering or enhancement to an existing product will depend on numerous factors, including our ability to:

•properly identify and anticipate clinician and patient needs;

•develop and introduce new products or product enhancements in a timely manner;

•adequately protect our intellectual property and avoid infringing upon the intellectual property rights of third parties;

•demonstrate the safety and efficacy of new products; and

•obtain the necessary regulatory clearances or approvals for new products or product enhancements.

If we do not develop and obtain regulatory clearances or approvals for new products or product enhancements in time to meet market demand, or if there is insufficient demand for these products or enhancements, our results of operations will suffer. Our research and development efforts may require a substantial investment of time and resources before we are adequately able to determine the commercial viability of a new product, technology, material, or other innovation. In addition, even if we are able to develop enhancements or new generations of our products successfully, these enhancements or new generations of products may not produce sales in excess of the costs of development and they may be quickly rendered obsolete by changing customer preferences or the introduction by our competitors of products embodying new technologies or features.

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

In February 2021, we received a 510(k) clearance from the FDA for the CellFX System for dermatologic procedures requiring ablation and resurfacing of the skin. We plan to pursue specific indications for the CellFX System, starting with an indication for the treatment of SH lesions, requiring additional 510(k) submissions for each indication, and will likely be based on comparative clinical data. In February 2022, we received an Additional Information (“AI”) letter from the FDA in response to a 510(k) submission to the FDA to add the specific indication for the treatment of sebaceous hyperplasia to expand the CellFX System’s current labeling. In the AI letter, the FDA stated it did not believe the Company provided sufficient clinical evidence at this time to support the expanded indication for use, and that the Company had not met the primary endpoints of the sebaceous hyperplasia FDA-approved IDE study. The Company anticipates meeting with the FDA to discuss the contents of the AI letter and potential next steps, which may require additional clinical data and potentially a new 510(k) submission.

Any failure to obtain further 510(k) clearances may add significant time and expense to our regulatory clearance process, may delay our ability to generate revenue, and may have a negative impact on our stock price. We may not be able to obtain the necessary clearances or approvals necessary to market the CellFX System for specific indications or such approvals or clearances may be unduly delayed, which could harm our business. If the FDA rejects our 510(k) submissions for specific indications, we may be required to obtain FDA approval through the de novo pathway, which will require additional time and resources, including the need to conduct more clinical studies to demonstrate safety and effectiveness of our candidate device.

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

•obligations to repair, replace, refund, or recall our marketed devices, or government seizure of them;

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

The risk of failure of clinical development is high. For example, the vast majority of our in vivo data has been a result of animal testing, and we have only completed a limited number of feasibility studies in humans. Undesirable side effects caused by the CellFX System, NPS pulses, or any of our planned future products could cause us or regulatory authorities to interrupt, delay or halt clinical trials or to revoke previously granted regulatory approvals. Undesirable side effects could also result in more restrictive labeling requirements or the delay or denial of regulatory approval of planned future products by the FDA or other comparable foreign regulatory authority.

Additionally, if we or others identify undesirable side effects caused by the CellFX System, a number of potentially significant negative consequences could result, including:

•we may be forced to recall such product and suspend the marketing of such product;

•regulatory authorities may withdraw their approvals of such product;

•regulatory authorities may require additional warnings on the label and/or narrow the indication of use for the product which could diminish the usage or otherwise limit the commercial success of such product;

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

Our business is dependent upon physicians adopting the CellFX System and NPS technology, and if we fail to obtain broad adoption, our business would be adversely affected.

Our success depends on our ability to educate physicians regarding the benefits of CellFX procedures over existing treatment modalities and to persuade them to prescribe CellFX procedures for their patients. We do not know if the CellFX System or NPS technology will be successful over the long term, and market acceptance may be hindered if physicians are not presented with compelling data demonstrating the efficacy and safety of our products compared to alternative treatments. Any studies we, or third parties, may conduct comparing the CellFX System or NPS technology with alternative treatments may be expensive, time consuming or may not yield positive results. Additionally, adoption will be directly influenced by a number of financial factors, including the ability of providers to use the CellFX System profitably and to attract cash payments from patients or to obtain sufficient reimbursement from third-party commercial payors and from the Centers for Medicare & Medicaid Services (“CMS”) for the professional services they provide in administering CellFX procedures. The efficacy, safety, performance, and cost-effectiveness of the CellFX System, NPS technology, or other potential products based on NPS technology, on a stand-alone basis and relative to competing services, will determine the availability and level of reimbursement received by us and providers. If physicians do not adopt and prescribe the CellFX System or future products using our NPS technology, we may never become profitable.

We may find it difficult to enroll patients in our clinical trials. If we cannot enroll a sufficient number of eligible patients to participate in our clinical trials, we may not be able to initiate or continue them, which could delay or prevent development of our product candidates.

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

Observations and developments that may be achievable under laboratory circumstances may not be able to be replicated in broader research and development phases, in commercial settings, or in the use of any of any product or product candidates in the field. Furthermore, CellFX procedures will be administered by healthcare professionals and will require a degree of training and practice to administer correctly. Treatment results achieved in the laboratory or in clinical trials conducted by us or by other investigators may not be representative of the results actually encountered during commercial use of our products due to variability in administration technique. The training and skills of investigators in our clinical trials may not be representative of the training and skills of future product users, which could negatively affect treatment results and the reputation of the Company or its products. In addition, there may be a selection bias in the patients and/or sites of administration chosen for any clinical trials that would positively affect treatment results that may not be representative or predictive of real-world experience with our products, including the CellFX System.

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

We may encounter manufacturing problems or delays that could result in lost revenue. Additionally, we currently rely on third-party suppliers for critical materials needed to manufacture the CellFX System and related applicators. Any problems experienced by these suppliers could result in a delay or interruption of their supply to us and, as a result, we may face delays in the development and commercialization of products.

We are in the process of commencing commercial-scale manufacturing of our product, and we currently rely upon third-party suppliers to manufacture and supply components for the CellFX System. We perform final assembly of our devices at our facility in California. We believe we have an adequate inventory of materials and manufacturing capacity to support all our anticipated commercial launch activities. However, if demand for our product increases significantly, we will need to either expand our manufacturing capabilities or outsource to other manufacturers. The manufacture of the CellFX components in compliance with the FDA’s regulations requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of medical device products often encounter difficulties in production, including difficulties with production costs and yields, quality control, quality assurance testing, shortages of qualified personnel, as well as compliance with applicable regulations, both foreign and domestic.

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

We currently purchase components for the CellFX System under purchase orders and do not have long-term contracts with most of the suppliers of these materials. If suppliers were to delay or stop producing our components, or if the prices they charge us were to increase significantly, or if they elected not to sell to us, we would need to identify other suppliers and we may not be able to secure alternative suppliers on favorable terms, or at all. Also, any number of our suppliers may be adversely impacted by COVID-19 which could affect their ability to perform satisfactorily. Any failure of these suppliers to perform satisfactorily could adversely impact our business and results of operations and we may experience delays in manufacturing of our devices while finding another acceptable supplier.

We may not become commercially viable if our ultimate commercialized products or related treatments fail to obtain an adequate level of reimbursement by Medicare and other third-party payers.

We believe that the commercial viability of the CellFX System and any potential devices and products and related treatments, and therefore our commercial success as a company, may be affected by the availability of government reimbursement and medical insurance coverage and reimbursement for newly approved medical therapies, technologies, and devices. Insurance coverage and reimbursement are not assured. It typically takes a period of use in the marketplace before coverage and reimbursement are granted, if it is granted at all. In the United States and in many other jurisdictions, physicians and other healthcare providers generally rely on insurance coverage and reimbursement for their revenues, therefore this is an important factor in the overall commercialization plans of a proposed product and whether it will be accepted for use in the marketplace. Without insurance coverage and reimbursement for our planned products, we would expect to earn only diminished revenues, if any revenues are earned.

Medicare, Medicaid, health maintenance organizations, and other third-party payers are increasingly attempting to contain healthcare costs by limiting both the scope of coverage and the level of reimbursement of new medical technologies and products. As a result, they may not cover or provide adequate payment for the use of the CellFX System or planned products in development. In order to obtain satisfactory reimbursement arrangements, we may have to agree to reduce our fee or sales price below what we currently expect to charge customers, which could adversely affect our profit margins. Moreover, each plan may separately require us to provide scientific and clinical support for the use of our products and, as a result, the coverage determination process is often a time-consuming and costly process with no assurance that coverage and adequate reimbursement will be applied consistently or obtained at all. Even if Medicare and other third-party payers decide to cover procedures involving the CellFX System and our proposed devices and products, we cannot be certain that the reimbursement levels will be adequate. Accordingly, even if these products are approved for commercial sale, unless government and other third-party payers provide adequate coverage and reimbursement for our devices and products, some physicians may be discouraged from using them, and our sales would suffer.

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

We work with scientific advisors and collaborators at academic research institutions in connection with our product development efforts. These scientists and collaborators are not our employees, but they serve as either independent contractors or researchers under research agreements that we have with their sponsoring clinic, academic institution or research institution. These scientists and collaborators may have other commitments limiting their availability to us. Although our scientific advisors generally agree not to do competing work, if an actual or potential conflict of interest between their work for us and their work for another entity arises, we may lose their services. It is also possible that some of our valuable proprietary knowledge may become publicly known through these scientific advisors if they breach their confidentiality agreements with us, which could cause competitive harm to our business. To the extent these scientists and collaborators, including those assisting us with our clinical trials, may receive cash or equity compensation in connection with such services from time to time, these relationships and any related compensation may result in perceived or actual conflicts of interest, or cause a regulatory authority to conclude that the financial relationship may have affected the interpretation of the trial, such that the integrity of the data generated by them or by their institutions may be questioned and the utility of the data itself may be jeopardized, which could result in the delay or rejection of any marketing application we submit.

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

If we are the target of claims by any third party asserting that our products or intellectual property infringe upon the rights of others, we may be forced to incur substantial expenses or divert substantial employee resources from our business. If successful, such claims could result in our having to pay substantial damages or could prevent us from developing one or more products or product candidates. Further, if a patent infringement suit were brought against us or our collaborators, we or they could be forced to stop or delay research, development, manufacturing, or sales of the product or product candidate that is the subject of the suit.

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

In addition to patented technology, we rely upon, among other things, unpatented proprietary technology, processes, trade secrets, and know-how. Any involuntary disclosure to, or misappropriation by, third parties of our confidential or proprietary information could enable competitors to duplicate or surpass our technological achievements, potentially eroding our competitive position in our market. We seek to protect confidential and proprietary information in part by confidentiality agreements with our employees, consultants and third parties. While we require, as a matter of company policy, that all of our employees, consultants, advisors, and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, we cannot be certain that this know-how, information and technology will not be improperly disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. These confidentiality agreements may be terminated or breached, and we may not have adequate remedies for any such termination or breach. Furthermore, these agreements may not provide meaningful protection for our trade secrets and know-how in the event of unauthorized use or disclosure.

If we are unable to protect the intellectual property used in our products, others may be able to copy our innovations which may impair our ability to compete effectively in our markets.

Evaluating the strength and enforceability of our patents involves complex legal and scientific questions and can be uncertain. Both our patents and patent applications can be challenged by third parties and our patent applications may fail to result in issued patents. Moreover, both our existing and future patents may be too narrow to prevent third parties from developing or designing around our intellectual property and in that event we may lose competitive advantage and our business may suffer.

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

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic, or conflict with third-party rights. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition by potential partners or customers in our markets of interest. Additionally, even if we apply to register our trademarks in all of our potential markets, our applications may not be allowed for registration, and our registered trademarks may not be maintained or enforced. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would. If we are unable to establish name recognition based on our trademarks and trade names, then our marketing abilities may be impacted.

Risks Related to Government Regulation

We are subject to stringent domestic and foreign regulation. Any unfavorable regulatory action or adverse change in law may materially and adversely affect our future financial condition and business operations and prospects.

The CellFX System and any other potential devices and products we develop are, and will continue to be, subject to extensive, rigorous, and ongoing regulation by numerous government agencies, including the FDA and similar foreign regulatory authorities. To varying degrees, each of these agencies monitors and enforces our compliance with laws and regulations governing the development, testing, manufacturing, labeling, marketing, distribution, and the safety and effectiveness of our medical technology. The process of obtaining and maintaining marketing approval or clearance from the FDA and similar foreign regulatory authorities for new devices and products, or for enhancements, expansion of the indications or modifications to existing products, could:

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

If we experience any of these occurrences, our operations may suffer and we might experience harm to our competitive standing, which could adversely affect our financial condition.

We are subject to, and will have ongoing responsibilities under, FDA and international regulations, both before and after a product is approved or cleared and commercially released. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections. If an inspection were to conclude that we are not in compliance with applicable laws or regulations, or that any of our devices are ineffective or pose an unreasonable health risk, the FDA or similar foreign regulatory authorities could ban such devices or products, detain or seize such devices or products, order a recall, repair, replacement, or refund of such devices or products, or require us to notify health professionals and others that the therapies, devices or products present unreasonable risks of substantial harm to the public health. Additionally, the FDA or similar foreign regulatory authorities may impose other operating restrictions, enjoin and restrain certain violations of applicable law pertaining to our devices and products or assess civil or criminal penalties against our officers, employees, or us. The FDA and similar foreign regulatory authorities have been increasing their scrutiny of the industry and governments are expected to continue to scrutinize the industry closely with inspections and possibly enforcement actions. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our devices and products, including the CellFX System. In addition, negative publicity and product liability claims resulting from any adverse regulatory action could have a material adverse effect on our financial condition and results of operations.

The continuing development of the CellFX System and other products depends upon maintaining strong working relationships with physicians.

The development, marketing, and sale of the CellFX System, and any future products in development, depends upon our ability to maintain strong working relationships with physicians. We rely on these professionals to provide us with considerable knowledge and experience regarding the development, marketing, and sale of our products. Physicians assist us in clinical trials and as researchers, marketing and product consultants and public speakers. If we cannot maintain our strong working relationships with these professionals and continue to receive their advice and input, the development and marketing of our products could suffer, which could harm our business, financial condition and results of operations. The medical device industry’s relationship with physicians is under increasing scrutiny by the Office of Inspector General (“OIG”), the Department of Justice (“DOJ”), state attorneys general, and other foreign and domestic government agencies. Our failure to comply with laws, rules and regulations governing our relationships with physicians, or an investigation into our compliance by the OIG, DOJ, state attorneys general, and other government agencies, could significantly harm our business, including compromising the use or integrity of our clinical data in regulatory submissions to the FDA or similar regulatory authorities.

We are subject to healthcare and other laws and regulations relating to our business and could face substantial penalties if we are determined not to have fully complied with such laws, which could have an adverse impact on our business.

We are exposed to the risk that our employees and independent contractors, including principal investigators, consultants, any commercial collaborators, service providers and other vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or other unauthorized activities that violate applicable laws or regulations. There are many federal and state laws and regulations prohibiting fraud and abuse in the healthcare industry that can result in significant criminal and civil penalties. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell, and distribute our products for which we obtain marketing approval or clearance. Such laws include:

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

•the CCPA requires covered companies to, among other things provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. We cannot yet predict the impact of the CCPA or the recently approved CPRA on our business or operations, but it may require us to modify our data processing practices and policies and could cause us to incur substantial costs and expenses in an effort to comply;

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

The number of preclinical and clinical tests that will be required for regulatory clearance or approval varies depending on the disease or condition to be treated, the method of treatment, the nature of the device, the jurisdiction in which we are seeking approval or clearance and the applicable regulations. Regulatory agencies, including those in the United States, Canada, Europe, and other jurisdictions where medical devices and products are regulated can delay, limit or deny approval of a product for many reasons. For example, regulatory agencies:

•may not deem a technology or device to be reasonably safe or effective for any intended use or indication;

•may interpret data from preclinical and clinical testing differently than we do;

•may determine our manufacturing facility or processes do not comply with quality system regulations;

•may conclude that our products do not meet quality standards for durability, long-term reliability, biocompatibility, electromagnetic compatibility, or electrical safety; or

•may change their approval or clearance policies or adopt new regulations in a manner that is adverse to us.

These regulators may make requests or disagree with us regarding the design or conduct of our clinical trials, resulting in an increased risk of difficulties or delays in obtaining regulatory approval or clearance on future product candidates, or expanded indications of use for our existing products, and increased costs.

Even if a potential device or product ultimately is cleared or approved by regulatory authorities, it may be cleared or approved only for narrow indications which may render it commercially less viable.

Even if we complete clinical testing and a potential device or product of ours is cleared or approved, it may not be cleared or approved for the indications that are necessary or desirable for a successful commercialization. Regulators may grant marketing authorization contingent on the performance of costly additional clinical trials which may be required after approval or clearance. Regulators also may approve or clear our lead product candidates, including the CellFX System, for a more limited indication or a narrower patient population than we originally requested. Our preference will be to obtain as broad an indication as possible for use in connection with the particular disease or treatment for which it is designed. However, the final indication or labeling may be more limited than we originally seek. Any limitation on use may make the device or product commercially less viable and more difficult, if not impractical, to market. Therefore, we may not obtain the revenues that we seek in respect of the proposed product, and we will not be able to become profitable and provide an investment return to our investors.

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

We are exposed to the risk of fraud or other misconduct by our employees, collaborators and other personnel, which could include intentional, reckless and/or negligent conduct or disclosure that violates: (i) the laws of the FDA and other similar foreign regulatory bodies, including those laws requiring the reporting of true, complete and accurate information to such regulators; (ii) manufacturing standards; or (iii) healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws. These laws may impact, among other things, future sales, marketing and education programs. The promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud and abuse, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commissions, certain customer incentive programs, and other business arrangements generally. Activities subject to these laws also involve the use of information obtained in the course of patient recruitment for clinical trials.

We adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent unlawful activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions. Whether or not we are successful in defending against any such actions or investigations, we could incur substantial costs, including legal fees, and divert the attention of management in defending ourselves against any of these claims or investigations, which could have a material adverse effect on our business and financial condition.

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

•changes in laws or regulations applicable to the CellFX System or to our planned products;

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

Any of the above may cause our stock price or trading volume to decline. Stock markets in general, and the market for companies in our industry in particular, have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including ours. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. Investors may not realize any return on their investment in us and may lose some or all of their investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. The high volatility of our stock price, the composition of our Board and governance practices, including our Chairman’s repeated interest in acquiring additional shares in our Company through related party transactions, as well as countless other factors not identified above, increase the risk of securities litigation or shareholder derivative litigation against the Company and its Directors. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns and adversely impact our ability to raise capital to fund our operations, which could seriously harm our business.

Sales or purchases of shares of our common stock may adversely affect the market for our common stock.

If we or our stockholders, particularly our directors, executive officers and significant stockholders, sell or purchase, register for sale, or indicate an intent to sell or purchase, shares of our common stock in the public market, it may have a material adverse effect on the market price of our common stock. In particular, Robert W. Duggan, our majority stockholder and Board Chairman, is not subject to any contractual restrictions with us on his ability to sell or transfer the shares of our common stock that he holds, and these sales or transfers could create substantial declines in the price of our securities or, if these sales or transfers were made to a single buyer or group of buyers, could contribute to a transfer of control of our Company to a third party. Many of Mr. Duggan’s shares in the Company have been registered for resale pursuant to an effective registration statement on Form S-3. Sales by Mr. Duggan of a substantial number of shares, or the expectation of such sales, could cause a significant reduction in the market price of our common stock.

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

Concentration of ownership by our principal stockholder limits the ability of others to influence the outcome of director elections and other transactions requiring stockholder approval, or create the potential for conflicts of interest.

A majority percentage of our outstanding stock is held by Robert W. Duggan, Chairman of our Board, who beneficially owns approximately 51% of our common stock outstanding as of the date of this Annual Report. As a result, Mr. Duggan has control over corporate actions requiring stockholder approval, including the following actions:

•to elect or defeat the election of our directors;

•to amend or prevent amendment of our certificate of incorporation or bylaws;

•to effect or prevent a merger, sale of assets or other corporate transaction; and

•to control the outcome of any other matter submitted to our stockholders for vote.

Mr. Duggan’s controlling interest in the Company also creates the potential for conflicts of interest which be viewed unfavorably by minority stockholders, thereby hurting our stock price. For example, in November 2021, we engaged outside legal counsel to represent the Company even though the same legal counsel currently represents Mr. Duggan personally in other matters. This legal counsel represented Mr. Duggan in certain related party transactions described herein and could represent both the Company and Mr. Duggan in future related party transactions. Three of our directors, including Mr. Duggan, are executives at Summit Therapeutics Inc., another company in which Mr. Duggan holds a controlling equity interest.

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

Robert W. Duggan’s controlling ownership position may impact our stock price and may deter or prevent efforts by others to acquire us, which could prevent our stockholders from realizing a control premium.

Robert W. Duggan is our Board Chairman, and beneficially owns approximately 51% of our common stock outstanding as of the date of this Annual Report. In addition, Mr. Duggan is not subject to any contractual restrictions on his ability to acquire additional shares of common stock, and any such purchases, including purchases of equity securities in connection with any rights offerings or any alternative equity or equity-linked offering that we may conduct, could result in his acquisition of a majority of our common stock. As a result of Robert W. Duggan’s controlling ownership and position as Board Chairman, others may be less inclined to pursue an acquisition of us and therefore we may not have the opportunity to be acquired in a transaction that stockholders might otherwise deem favorable, including transactions in which our stockholders might realize a substantial premium for their shares. In addition, public speculation regarding Mr. Duggan, as well as our relationship with Mr. Duggan, could cause our stock price to fluctuate.

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

We are a “smaller reporting company”; we cannot be certain if the applicable reduced disclosure requirements will make our common stock less attractive to investors.

Through the end of 2021, we were an “emerging growth company,” as defined in the JOBS Act, and we took advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We are no longer an emerging growth company, however, we still qualify as a “smaller reporting company,” as defined in the Exchange Act, and so long as we remain a smaller reporting company, we benefit from and may take advantage of scaled disclosure requirements. We cannot know if investors find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our reporting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including the negative impact of COVID-19 on the global economy and markets. Furthermore, the market for aesthetic medical treatments may be particularly vulnerable to unfavorable economic conditions. A global financial crisis or a global or regional political disruption could cause extreme volatility in the capital and credit markets, as has recently been the case due to COVID-19. A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including weakened demand for our lead product, the CellFX System, or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our products. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

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

We are required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer a “small reporting company.” At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected, and we could become subject to litigation risk and to investigations by Nasdaq, the stock exchange on which our securities are listed, by the SEC, and by other regulatory authorities, which could require additional financial and management resources.

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

For most of 2020 and much of 2021, we required, in accordance with local and state guidelines regarding the COVID-19 pandemic, all of our employees to work remotely unless they could not perform their essential functions remotely. We also suspended all non-essential travel for our employees. While many of our employees are accustomed to working remotely or working with other remote employees, much of our workforce has not historically been remote. We continue to monitor the situation and may adjust our current policies as more information and public health guidance becomes available. Operational restrictions as a result of the COVD-19 pandemic could harm our business, financial condition and results of operations.

In addition, our clinical trials may be affected by the continuing COVID-19 pandemic. Site initiation and patient enrollment may be delayed, for example, due to prioritization of hospital resources toward the COVID-19 pandemic, travel restrictions imposed by governments, and the inability to access sites for initiation and monitoring. Some of our suppliers of certain materials used in the production of the CellFX System are located in areas heavily impacted by COVID-19 which could limit our ability to obtain sufficient materials. COVID-19 has and will continue to adversely affect global economies and financial markets of many countries, resulting in an economic downturn that could affect demand for the CellFX System and other product candidates, if approved, and impact our operating results. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of the continued global economic impact of the pandemic. Although we are continuing to monitor and assess the effects of the COVID-19 pandemic on our business, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change.

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

In February 2022, a civil securities lawsuit was filed in the U.S. District Court for the Northern District of California against the Company and certain of its executive officers, following the Company’s announcement on February 8, 2022 that it had received an Additional Information letter from the FDA indicating that the FDA did not believe the Company provided sufficient clinical evidence to support its 510(k) submission to add the treatment of sebaceous hyperplasia to the CellFX System’s current U.S. labeling, and the subsequent decline of the market price of the Company’s common stock. The Company is currently evaluating the case and its allegations. The lawsuit seeks class certification, unspecified damages, fees, costs, and expenses. The Company expects to file a motion to dismiss the case later this year, and an estimate of possible loss or range of loss, if any, cannot be made.

The results of legal proceedings and claims are inherently unpredictable. However, we do not believe any currently pending matters will have a material adverse effect on our business based on our current understanding of such matters.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on Nasdaq and has been traded under the symbol “PLSE” since May 18, 2016.

Holders of Record

As of March 25, 2022, there were approximately 12 stockholders of record of our common stock. We believe the actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in “street” name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividend on our common stock and have no present plans to do so. We intend to retain earnings for use in the operation and expansion of our business.

Sales of Unregistered Securities

None.

Performance Graph

The performance graph included in this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or incorporated by reference into any filing of Pulse Biosciences, Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph matches our cumulative 5-year total shareholder return on common stock with the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2016, to December 31, 2021. Such returns are based on historical results and are not intended to suggest future performance.

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

In January 2021, we received CE marking approval for the CellFX System, which allows us to market the system in the European Union and, in June 2021, we received Health Canada approval for the CellFX System, which allows for marketing of the system in Canada. The CE mark and Health Canada approvals allow us to market the CellFX System for use in dermatological procedures requiring ablation and resurfacing of the skin for the reduction, removal, and/or clearance of cellular-based benign lesions, including SH, SK, and cutaneous non-genital warts. In February 2021, we received 510(k) clearance from the FDA for the CellFX System for dermatologic procedures requiring ablation and resurfacing of the skin.

In February 2021, we initiated controlled launch programs in the United States and the European Union and in June 2021 we initiated a controlled launch program in Canada (collectively, our “Controlled Launch”). Under the Controlled Launch program, the physicians and their patients complete evaluation surveys about their experiences with the CellFX System and provide other information helpful to defining best practices for the introduction of the CellFX System into the clinic practice. As of December 31, 2021, we onboarded a total of seventy CellFX Controlled Launch Program participants across the United States, Europe, and Canada, completing program enrollment. In August 2021, we began to convert Controlled Launch Program participants into sales agreements, triggering revenue recognition. As of December 31, 2021, twenty-nine Controlled Launch Program participants opted to purchase their CellFX System and six clinics opted out of the program. An objective of the Controlled Launch program is to turn participating clinics into high utilization commercial customers that will serve as important reference clinics for future commercial customers.

We initially expected clinics to complete the program requirements within three to five months. However, the average time for clinics that have completed the Controlled Launch program has been seven months. We continue to gain valuable information from the Controlled Launch process. While the real-world delivery of NPS technology through the CellFX System has proven to clear benign lesions in clinical studies, we have learned that the market development for benign lesions and the integration of this procedure into the practice workflow will require a higher touch model to generate the system utilization we are expecting. We now expect clinics to continue to move through the program throughout 2022, as they complete the program requirements.

Controlled Launch participants that have opted to purchase the CellFX System for commercial use have performed CellFX procedures since becoming commercial users and, in the aggregate, have increased the number of treatment sessions per month. Currently, our commercial clinics are averaging ten patient treatment sessions per month wither their CellFX System. Our goal for the end of 2022 is to increase utilization to forty patient treatment sessions per month at our current commercial clinics. To drive this increased utilization and emphasis on education, training and marketing at our current accounts, we have implemented changes to our commercial leadership, restructured our commercial field organization and modified our strategy in support of our utilization focus and reduced emphasis on new system sales in the near-term. In February 2022, we appointed Kevin Danahy as Chief Commercial Officer. Mr. Danahy has a proven track record of building exceptional commercial teams and implementing strategies to drive market penetration and significant growth with disruptive medical technologies across a variety of medical disciplines. Under Mr. Danahy’s leadership, the near-term focus of our commercial team’s efforts will be to increase utilization at our commercial clinics.

We completed the first two commercial sales of CellFX Systems in the fourth quarter of 2021. The majority of our revenue for the year ended December 31, 2021 was recognized on a non-cash basis when Controlled Launch Program participants applied their earned credits towards the purchase of a CellFX System. See Note 8 for additional details of the Controlled Launch Program and Note 9 for additional details of the revenue transactions.

We are pursuing specific indications for the CellFX System in the United States similar to the regulatory clearances we have received in Europe and Canada, requiring additional 510(k) submissions, and likely based on comparative clinical data. In December 2021, we submitted a 510(k) to add the treatment of SH to the CellFX System’s indications for use in the United States. In February 2022 we received an AI letter from the FDA in response to the 510(k) submitted. In the AI letter, the FDA stated it did not believe the Company provided sufficient clinical evidence at this time to support the expanded indication for use, and that the Company had not met the primary endpoints of the SH FDA-approved IDE study. The Company anticipates meeting with the FDA to discuss the contents of the AI letter and potential next steps, which may require additional clinical data and potentially a new 510(k) submission.

We have incurred substantial operating losses and have used cash in our operating activities since inception. Based on our current operating plan, we believe we do not have sufficient cash and cash equivalents on hand to support current operations for the twelve months following the filing of this Annual Report. Therefore, to finance our ongoing operations, we will need to raise additional capital or enter into a revenue-generating collaboration, which cannot be assured. We plan to seek to raise capital from time to time through public or private equity offerings, debt financings, our at-the-market equity offering program, or to enter into collaborations with third parties, to fund our future operations. Meanwhile, over the past few years, Mr. Duggan, our majority stockholder, has made significant investments in our Company to fund its operations. Mr. Duggan may elect to participate in any number of our future fundraisings, as described above, and he may choose to invest more than his current pro rata share in any of these fundraisings, or alternatively he may offer to provide debt financing as may be needed in order to maintain the Company as a going concern.

The source, timing and availability of any future financing will depend largely upon market conditions and perceived progress in the CellFX commercial program, as well as future clinical and regulatory developments concerning the CellFX System and our other NPS-based technologies. Funding may not be available when needed, at all or on terms acceptable to us. Lack of necessary funds may require us to, among other things, delay, scale back or eliminate some or all of our commercial activities, reduce headcount, trim research and product development programs, discontinue clinical trials, stop all or some of our manufacturing operations, defer capital expenditures, deregister from being a publicly traded company and delist from Nasdaq, or license our potential products or technologies to third parties, possibly on terms that cannot sustain our current business. In addition, the recent decline in economic activity caused by the armed conflict between Russia and Ukraine and by the COVID pandemic, together with the deterioration of the credit and capital markets, could have an adverse impact on potential sources of future financing.

Plan of Operation

We plan to establish ourselves as a medical therapy company with a local, nonthermal, and drug-free treatment platform that initiates cell death in targeted tissue by a process of cell signaling. In order to accomplish this, we plan to:

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

We continually evaluate the accounting policies and estimates used in preparing our consolidated financial statements. During the year ended December 31, 2021, the Company received 510(k) clearance, CE marking approval, and Health Canada clearance for the CellFX System and began to capitalize inventory in preparation of commercialization. Additionally, during the year ended December 31, 2021, the Company entered into sales contracts with customers and began to recognize revenue.

Valuation of Inventory

Inventory is stated at lower of cost or net realizable value. We established the inventory basis by determining the cost based on standard costs approximating the purchase costs on a first-in, first-out basis. Net realizable value is the estimated selling price in the ordinary course of our business, less reasonably predictable costs of completion, disposal, and transportation. The cost basis of our inventory will be reduced for any products that are considered excessive or obsolete based upon assumptions about future demand and market conditions. At December 31, 2021, there is no reduction to the balance of inventory for excessive and obsolete inventory.

Revenue from Contracts with Customers

We recognize revenue at a point in time as we satisfy performance obligations by transferring control of promised goods to our customers. The amount of revenue recognized is equal to the consideration which we are entitled to in exchange for the promised goods, excluding any amounts assessed by government authorities for taxes which might be collected from a customer. Sales contracts often involve the sale and delivery of multiple products, each of which typically represent a separate performance obligation in the contract. While we sell these products on a stand-alone basis at a particular stand-alone selling price (“SSP”), initial customer contracts will likely involve the bundling of products which will be delivered concurrently to the customer and have the same pattern of transfer. In such instances, the full consideration of the contract will be recognized upon delivery of the products. We include a standard warranty on our products which provides assurances that the products comply with agreed-upon specifications.

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

Stock-Based Compensation

We periodically issue stock options and restricted stock units (“RSUs”) to officers, directors, employees and consultants for services rendered. Such issuances vest and expire according to terms established at the issuance date. Stock-based payments to officers, directors and employees, including grants of employee stock options, are recognized in the financial statements based on their fair values. Stock option grants, which are generally time vested, are measured at the grant date fair value and charged to operations on a straight-line basis over the vesting period. We estimate the grant date fair value of stock options, using the Black-Scholes option-pricing model.

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

We account for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 740-10- Accounting for Uncertainty in Income Taxes. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized.

We are subject to U.S. federal income taxes and income taxes in California. As our net operating losses have yet to be utilized, previous tax years remain open to examination by federal authorities and other jurisdictions in which we currently operate or have operated in the past. We are not currently under examination by any tax authority.

Results of Operations

Comparison of the Years ended December 31, 2021 and 2020

Our consolidated statements of operations as discussed herein are presented below:

	Year Ended
	December 31,
(in thousands)	2021	2020*	$ Change
Revenues:
Product revenues	$1,418	$—	$1,418
Total revenues	1,418	—	1,418
Cost and expenses:
Cost of revenues	1,968	—	1,968
Research and development	28,640	26,444	2,196
Sales and marketing	14,751	7,256	7,495
General and administrative	19,073	16,265	2,808
Total cost and expenses	64,432	49,965	14,467
Loss from operations	(63,014)	(49,965)	(13,049)
Other income (expense):
Interest income (expense), net	(646)	114	(760)
Total other income (expense)	(646)	114	(760)
Loss from operations, before income taxes	(63,660)	(49,851)	(13,809)
Income tax benefit	—	—	—
Net loss	$(63,660)	$(49,851)	$(13,809)

* Certain 2020 amounts have been reclassified to conform to the current period presentation. Sales and marketing expenses have been reclassified out of general and administrative and presented as a separate line item. Amortization of intangible assets have been reclassified to general and administrative expenses.

Revenues

Revenues increased by $1.4 million to $1.4 million for the year ended December 31, 2021, from zero during the same period in 2020. We commenced sales agreement activity in August 2021, triggering the recognition of revenue.

Cost of Revenues

Cost of revenues increased by $2.0 million to $2.0 million for the year ended December 31, 2021, from zero during the same period in 2020. Prior to commercialization in August 2021, all uncapitalized manufacturing related overhead costs were recorded as research and development expenses. Upon commercialization, these costs are recorded as cost of revenues.

Research and Development

Research and development expenses consist of salaries and related expenses for research and development personnel, clinical trials, professional fees and consulting costs related to the design, development and enhancement of our current and potential future products, engineering prototypes and pre-commercial manufacturing supplies. Research and development expenses increased by $2.2 million to $28.6 million in 2021 from $26.4 million in 2020 due to $1.4 million of increased clinical trial and other outside research costs, $1.2 million of increased stock-based compensation, and $1.0 million of increased compensation and other employee related expenses. These increases were partially offset by decreases of $1.0 million in expensed equipment and supplies and $0.7 million of manufacturing absorption related to inventory production previously expensed to research and development prior to commercialization. Compensation costs increased primarily due to headcount growth, while consulting and outside services increased primarily due to new application development, medical research and studies.

Sales and Marketing

Sales and marketing expenses consist of compensation and other related employee expenses for sales and marketing personnel, expenses associated with advertising and training, and marketing studies including our Controlled Launch program. Sales and marketing expenses increased by $7.5 million to $14.8 million in 2021 from $7.3 million in 2020 due to $3.0 million of increased compensation and other employee related expenses as a result of increased headcount, $1.6 million increased stock-based compensation, $1.8 million of non-cash Controlled Launch expenses, and $0.5 million of increased paid services. The increases in sales and marketing expenses are attributable to commercialization activities of the CellFX System subsequent to receiving FDA clearance, CE marking approval, and Health Canada clearance.

General and Administrative

General and administrative expenses consist of compensation and other related employee expenses for executives, finance, legal, human resources, information technology and administrative personnel, professional fees, patent fees and costs, insurance costs, public company costs, and other general corporate expenses. General and administrative expenses increased by $2.8 million to $19.1 million in 2021 from $16.3 million in 2020 due to $1.2 million of increased compensation and other employee related expenses and $1.6 million of increased stock-based compensation, both primarily related to headcount growth.

Other Income (Expense)

Interest expense increased by $0.7 million to $0.7 million for the year ended December 31, 2021, from zero during the same period in 2020 due to the Loan Agreement entered into in March 2021 and Insurance Loan Agreement entered into in May 2021. Interest income decreased by $0.1 million primarily due to decreased investment activity.

Comparison of the Years ended December 31, 2020, and 2019

Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located in our Form 10-K for the fiscal year ended December 31, 2020, filed on March 12, 2021, for the discussion of the comparison of the fiscal year ended December 31, 2020, to the fiscal year ended December 31, 2019, the earliest of the three fiscal years presented in the consolidated financial statements.

Liquidity and Capital Resources

To date, we have not generated significant revenues from product sales. Since inception, we have funded our business primarily through the issuance of equity securities and debt. Over the next few years, we intend to invest in research and development to develop new applications for existing products and additional commercially viable products and to assess the feasibility of potential future products. Additionally, we expect that our general and administrative expenses will increase as we continue to incur incremental costs associated with being a public company and our sales and marketing expenses will increase as we continue to commercialize the CellFX System.

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

On February 4, 2021, we entered into a Sales Agreement with Stifel as sales agent, pursuant to which we may offer and sell, from time to time, through Stifel, up to $60.0 million in shares of our common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. We have no obligation to make any sales of our common stock pursuant to such Sales Agreement. During the year ended December 31, 2021, the Company issued and sold 288,490 shares of common stock under the Sales Agreement. The shares were sold at a weighted average price of $27.73 per share for aggregate net proceeds of approximately $7.4 million, after deducting sales commissions and offering costs payable by us.

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

On June 30, 2021, we entered into a Securities Purchase Agreement with Mr. Duggan, pursuant to which the Company issued and sold to Mr. Duggan 3,048,780 shares of the Company’s common stock, par value $0.001 per share, in a private placement, at a price per share of $16.40. The shares were paid for through (i) the conversion of the $41 million aggregate principal amount, together with all accrued and unpaid interest outstanding, pursuant to the Loan Agreement by and between the Company and Mr. Duggan (Note 13), and (ii) additional cash in the amount of approximately $8.4 million. Upon closing of this Private Placement and satisfaction of the outstanding debt, the Loan Agreement was terminated, without early termination fees or penalties being owed by the Company, and no additional amounts were owed to Mr. Duggan under the Loan Agreement. The cash proceeds of approximately $8.4 million were received by the Company in July 2021.

Our consolidated statements of cash flows as discussed herein are presented below:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net cash used in operating activities	$(54,097)	$(35,365)	$(34,185)
Net cash provided by (used in) investing activities	$7,563	$10,044	$(10,101)
Net cash provided by financing activities	$62,685	$30,885	$82
Net increase (decrease) in cash and cash equivalents	$16,151	$5,564	$(44,204)

To date, we have generated limited revenue and used cash in our operating activities. As a result, we have incurred significant operating losses in each year since our inception and we may continue to incur additional losses for the next several years. As of December 31, 2021, the Company had an accumulated deficit of $236.2 million, cash outflows from operations of $54.1 million for the year then ended, cash and cash equivalents of $28.6 million and a net loss of $63.7 million. These factors, combined with the Company’s forecast of cash required to fund operations for a period of at least twelve months from the date of issuance of the accompanying consolidated financial statements, raise substantial doubt under ASC 205-40, Presentation of Financial Statements – Going Concern about the Company’s ability to continue as a going concern within one year after the issuance of these consolidated financial statements. We plan to raise additional capital in the future to fund our operations through public or private equity offerings, debt financings, or our at-the-market equity offering program, or by entering into revenue-generating collaborations. Mr. Duggan, our majority stockholder, may elect to participate in any number of our future financings, or alternatively he may offer to provide debt financing as may be needed in order to maintain the Company as a going concern. We can give no assurance, at this time, that additional financing or a collaboration will be available when needed on terms acceptable to us, however.

These expectations are based on our current operating and financing plans which are subject to change. Until we are able to generate sustainable product revenues at profitable levels, we expect to finance our future cash needs through public or private equity offerings, debt financings, our at-the-market equity offering program, and/or potential new collaborations. Such additional funds may not be available on terms acceptable to us or at all. If we raise funds by issuing equity or equity-linked securities, the ownership of some or all of our stockholders will be diluted, and the holders of new equity securities may have priority rights over our existing stockholders. If adequate funds are not available, we may be required to curtail operations significantly or obtain funds by entering into agreements on unattractive terms. Our inability to raise capital could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, lack of necessary funds may require us to, among other things, delay, scale back or eliminate some or all of our commercial activities, reduce headcount, trim research and product development programs, discontinue clinical trials, stop all or some of our manufacturing operations, defer capital expenditures, deregister from being a publicly traded company and delist from Nasdaq, or license our potential products or technologies to third parties, possibly on terms that cannot sustain our current business. In addition, the recent decline in economic activity caused by the armed conflict between Russia and Ukraine and by the COVID pandemic, together with the deterioration of the credit and capital markets, could have an adverse impact on potential sources of future financing.

Operating Activities

During 2021, we used cash of $54.1 million in operating activities. The difference between cash used in operating activities and net loss consisted primarily of stock-based compensation, depreciation and amortization, accounts payable and accrued expenses, and right-of-use assets, partially offset by increases in prepaid expenses and inventory.

During 2020, we used cash of $35.4 million in operating activities. The difference between cash used in operating activities and net loss consisted primarily of stock-based compensation, accrued expenses, depreciation and amortization, and right-of-use assets, partially offset by decreases in prepaid expenses and other current assets.

Investing Activities

Our investing activities consist primarily of investment purchases, sales and maturities and capital expenditures.

During 2021, cash provided from investing activities was $7.6 million, of which $8.0 million was provided from the maturities of investments, partially offset by the purchase of property and equipment.

During 2020, cash provided from investing activities was $10.0 million, of which $39.5 million was provided from the maturities and sales of investments, offset by $29.5 million for the purchase of investments and property and equipment.

Financing Activities

During 2021, cash provided from financing activities was $62.7 million, primarily due to $49.3 million net cash received from our Loan Agreement and Private Placement, $7.4 million net cash received from our at-the-market equity offering, $5.0 million received from stock option and warrant exercises, $0.4 million received, net of payments made to date, from the Insurance Loan Agreement and $0.8 million received from the sale of stock under our employee stock purchase plan.

During 2020, cash provided from financing activities was $30.9 million, of which $29.4 million was received from the rights offering, $1.0 million received from the exercise of stock options and warrants, and $0.5 million received from the sale of our stock under our employee stock purchase plan.

Comparison of the Years ended December 31, 2020, and 2019

Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located in our Form 10-K for the fiscal year ended December 31, 2020, filed on March 12, 2021, for the discussion of the comparison of the fiscal year ended December 31, 2020, to the fiscal year ended December 31, 2019, the earliest of the three fiscal years presented in the consolidated financial statements.

Contractual Obligations

Frank Reidy Research Center Agreement

As provided for in the license agreement with Old Dominion University Research Foundation (“ODURF”) and Eastern Virginia Medical School (“EVMS”), effective on November 6, 2014, we sponsored certain approved research activities at ODURF’s Frank Reidy Research Center under a sponsored research agreement (“SRA”). In August 2018, we agreed to sponsor a task order for research in the amount of $0.8 million and in September 2019, we agreed to sponsor an additional task order for research in the amount of $0.8 million each to be performed during their respective subsequent 12-month periods. In March 2021, we agreed to sponsor a task order for research in the amount of $0.3 million and in May 2021 we sponsored an additional task order for $0.3 million each to be performed during their respective subsequent 12-month periods. These sponsored researches are funded through monthly payments made upon ODURF certifying, to our reasonable satisfaction, that ODURF has met its obligations pursuant to the specified task order and statement of work. The principal investigator may transfer funds within the budget as needed with our approval so long as the obligations of ODURF under the task order and statement of work remain unchanged and unimpaired. During the years ended December 31, 2021, 2020, and 2019, we incurred costs relating to the SRA equal to $0.3 million, $0.6 million and $0.9 million, respectively. As of December 31, 2021, there is a $0.3 million balance payable under this research agreement.

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

Under the original lease agreement, the landlord provided a $2.1 million allowance for tenant improvements, which was recorded as deferred rent at the inception of the lease term. Future minimum lease payments are net of amortization of tenant improvement allowance. The following table summarizes our contractual obligations as of December 31, 2021 (in thousands):

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating leases	$15,775	$1,806	$3,755	$4,023	$6,191

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, or cash flows.

JOBS Act Accounting Election

Through the end of 2021, we were an emerging growth company as defined by the JOBS Act. Under the JOBS Act, we were given the option to delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we were subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Trends, Events and Uncertainties

Research and development of new technologies are, by their nature, unpredictable. Although we undertake development efforts with commercially reasonable diligence, there can be no assurance that the net proceeds from our financings will be sufficient to enable us to develop our technology to the extent needed to generate future sales to sustain our operations. If we do not continue to have enough funds to sustain our operations, we will consider other options to continue the commercialization of the CellFX System, including, but not limited to, additional financing through follow-on stock offerings, debt financings, or co-development agreements and /or other alternatives.

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

Other than as discussed above and elsewhere in this Annual Report, we are not currently aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition in the near term, although it is possible that new trends or events may develop in the future that could have a material effect on our financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

Interest Rate and Market Risk

Our exposure to interest rate and market risk is confined to our cash, cash equivalents and investments, all of which have maturities of less than one year. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of our cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we may maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio are not leveraged, are classified as available-for-sale, and are, due to their relatively short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a hypothetical 10% change in market interest rates would have a material negative impact on the value of our investment portfolio. At December 31, 2021, we did not have any investments.

Foreign Exchange Risk

The majority of our expense and capital purchasing activities are transacted in U.S. dollars. In 2021, we expended operations and sales into Europe and Canada. While we currently have limited international operations, we may incur foreign exchange gains or losses in the future as we further commercialize and expand internationally.

Item 8. Financial Statements and Supplementary Data

PULSE BIOSCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Pulse Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pulse Biosciences, Inc. and its wholly owned subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a net loss, accumulated deficit, and cash outflows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Private Placement Securities Purchase Agreement and Termination of Loan Agreement — Refer to Notes 6, 12 and 13 to the consolidated financial statements

Critical Audit Matter Description

In March 2021, the Company and Robert W. Duggan, the Company’s largest stockholder and Board Chairman, entered into a $41.0 million loan agreement. On June 30, 2021, the Company entered into a securities purchase agreement with Mr. Duggan in which the Company issued and sold approximately 3.0 million shares of common stock in a private placement. The shares were paid for through conversion of the $41.0 million aggregate principal amount of the loan, along with accrued interest and unpaid interest, and additional cash of approximately $8.4 million.

We identified the accounting for the conversion of the loan in connection with the private placement as a critical audit matter because of the complexity in applying the accounting framework for this related party transaction.

This required a high degree of auditor judgment and an increased extent of effort, including the use of professionals with specialized skill and knowledge, to evaluate the appropriateness of the accounting framework.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accounting for the conversion of the loan included the following, among others:

•We read the Private Placement Securities Purchase Agreement and tested the accuracy and completeness of management’s analysis of the transaction by agreeing the terms used in management’s analysis to the Private Placement Securities Purchase Agreement.

•We read the Private Placement Securities Purchase Agreement and the Loan Agreement to evaluate management’s conclusion that the Company was released from its obligations under the loan agreement as of June 30, 2021.

•We evaluated the accounting relative to the timing of cash received and shares issued, including its underlying supporting documents.

•With the assistance of professionals in our firm having expertise in accounting treatment for financial instruments, we evaluated management’s conclusions regarding the accounting treatment applied to the accounting for the Private Placement Securities Purchase Agreement and Termination of Loan Agreement.

•We evaluated the Company’s disclosures related to this related party transaction.

/s/ Deloitte & Touche LLP

San Jose, California

March 31, 2022

We have served as the Company's auditor since 2018.

PULSE BIOSCIENCES, INC.

Consolidated Balance Sheets

(in thousands, except par value)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$28,614	$12,463
Investments	—	8,012
Accounts receivable	61	—
Inventory	5,824	—
Prepaid expenses and other current assets	2,131	1,864
Total current assets	36,630	22,339
Property and equipment, net	2,462	2,478
Intangible assets, net	3,216	3,882
Goodwill	2,791	2,791
Right-of-use assets	8,785	9,438
Other assets	365	365
Total assets	$54,249	$41,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,904	$1,717
Accrued expenses	4,389	5,326
Deferred revenue	16	—
Lease liability, current	774	542
Note payable, current	436	—
Total current liabilities	8,519	7,585

Lease liability, less current portion	10,040	10,814
Total liabilities	18,559	18,399

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized – 50,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized – 500,000 shares; issued and outstanding – 29,716 shares and 25,550 shares at December 31, 2021 and 2020, respectively	29	25
Additional paid-in capital	271,861	195,410
Accumulated other comprehensive income (loss)	—	(1)
Accumulated deficit	(236,200)	(172,540)
Total stockholders’ equity	35,690	22,894
Total liabilities and stockholders’ equity	$54,249	$41,293

See accompanying notes to the consolidated financial statements.

PULSE BIOSCIENCES, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Product revenues	$1,418	$—	$—
Total revenues	1,418	—	—
Cost and expenses:
Cost of revenues	1,968	—	—
Research and development	28,640	26,444	24,961
Sales and marketing	14,751	7,256	5,857
General and administrative	19,073	16,265	17,136
Total cost and expenses	64,432	49,965	47,954
Loss from operations	(63,014)	(49,965)	(47,954)
Other income (expense):
Interest income (expense), net	(646)	114	983
Total other income (expense)	(646)	114	983
Loss from operations, before income taxes	(63,660)	(49,851)	(46,971)
Income tax benefit	—	—	—
Net loss	(63,660)	(49,851)	(46,971)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	1	(5)	5
Comprehensive loss	$(63,659)	$(49,856)	$(46,966)
Net loss per share:
Basic and diluted net loss per share	$(2.28)	$(2.14)	$(2.26)
Weighted average shares used to compute net loss per common share — basic and diluted	27,964	23,248	20,746

See accompanying notes to the consolidated financial statements.

PULSE BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except per share amount)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2018	20,593	$21	$142,032	$(1)	$(75,718)	$66,334
Issuance of shares upon exercise of warrants	37	—	—	—	—	—
Issuance of shares upon exercise of stock options	99	—	272	—	—	272
Issuance of shares under employee stock purchase plan	38	—	423	—	—	423
Issuance of shares on vesting of restricted stock units	58	—	—	—	—	—
Stock-based compensation expense	—	—	11,287	—	—	11,287
Tax payments related to shares withheld for vested restricted stock units	—	—	(613)	—	—	(613)
Unrealized gain on available-for-sale securities	—	—	—	5	—	5
Net loss	—	—	—	—	(46,971)	(46,971)
Balance, December 31, 2019	20,825	21	153,401	4	(122,689)	30,737
Issuance of common stock upon exercise of stock options	175	—	887	—	—	887
Issuance of shares under employee stock purchase plan	83	—	490	—	—	490
Issuance of shares upon exercise of warrants	187	—	1,127	—	—	1,127
Issuance of common stock and warrants in connection with rights offering at $7.01 per unit, net of issuance cost of $565	4,280	4	29,430	—	—	29,434
Stock-based compensation expense	—	—	10,075	—	—	10,075
Unrealized loss on marketable investments, net of tax	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(49,851)	(49,851)
Balance, December 31, 2020	25,550	25	195,410	(1)	(172,540)	22,894
Issuance of common stock as part of debt extinguishment and private investment, net of issuance cost of $106	3,049	3	49,891	—	—	49,894
Issuance of shares upon exercise of warrants	585	1	3,333	—	—	3,334
Issuance of common stock as part of ATM offering, net of issuance cost of $568	288	—	7,432	—	—	7,432
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	99	—	(232)	—	—	(232)
Issuance of shares under employee stock purchase plan	91	—	810	—	—	810
Issuance of common stock upon exercise of stock options	54	—	616	—	—	616
Stock-based compensation expense	—	—	14,601	—	—	14,601
Unrealized gain on available-for-sale securities	—	—	—	1	—	1
Net loss	—	—	—	—	(63,660)	(63,660)
Balance, December 31, 2021	29,716	$29	$271,861	$—	$(236,200)	$35,690

See accompanying notes to the consolidated financial statements.

PULSE BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(63,660)	$(49,851)	$(46,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	480	430	494
Amortization of intangible assets	666	665	666
Stock-based compensation	14,601	10,075	11,287
Net premium amortization and discount on available-for-sale securities	13	5	(521)
Loss on disposal of fixed assets	—	119	—
Gain on U.S. Treasury securities	—	(8)	—
Changes in operating assets and liabilities:
Accounts receivable	(61)	—	—
Inventory	(5,824)	—	—
Prepaid expenses and other current assets	(1,374)	194	(226)
Other receivables	54	—	—
Right-of-use assets	653	509	68
Other long-term assets	—	129	(393)
Accounts payable	1,160	(266)	646
Accrued expenses	(937)	2,830	841
Deferred revenue	16	—	—
Lease liabilities	(542)	(196)	(76)
Accrued interest on note payable	658	—
Net cash used in operating activities	(54,097)	(35,365)	(34,185)
Cash flows from investing activities:
Purchases of property and equipment	(437)	(441)	(608)
Purchases of investments	—	(29,025)	(77,993)
Maturities of investments	8,000	35,000	68,500
Sales of investments	—	4,510	—
Net cash provided by (used in) investing activities	7,563	10,044	(10,101)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	810	490	423
Proceeds from exercises of warrants	4,217	244	—
Proceeds from exercises of stock options	786	717	272
Proceeds from issuance of common stock	56,697	29,434	—
Proceeds from insurance loan agreement	1,939	—	—
Payments made on insurance loan agreement	(1,532)	—	—
Tax payments related to shares withheld for vested restricted stock units	(232)	—	(613)
Net cash provided by financing activities	62,685	30,885	82
Net increase (decrease) in cash and cash equivalents	16,151	5,564	(44,204)
Cash and cash equivalents at beginning of period	12,463	6,899	51,103
Cash and cash equivalents at end of period	$28,614	$12,463	$6,899

Supplemental disclosure of noncash investing and financing activities:
Other receivable from exercise of warrants and stock options	$—	$1,053	$—
Change in unrealized gains on available-for-sale securities	1	(5)	5
Equipment purchases included in accounts payable and accrued expenses	27	20	279
Accrued interest settled via issuance of common stock from private placement equity offering	629	—	—

See accompanying notes to the consolidated financial statements.

PULSE BIOSCIENCES, INC.

Notes to Consolidated Financial Statements

1. Description of the Business

Pulse Biosciences, Inc. is a novel bioelectric medicine company committed to health innovation using an entirely new and proprietary energy modality. The Company’s CellFX System is the first commercial product to harness the distinctive advantages of the Company’s proprietary NPS technology. The CellFX System delivers nanosecond duration pulses of electrical energy, each less than a millionth of a second long, to non-thermally clear targeted cells while sparing adjacent non-cellular tissue, to treat a variety of medical conditions for which an optimal solution remains unfulfilled.

In February 2021, the Company received 510(k) clearance from the FDA for the CellFX System for dermatologic procedures requiring ablation and resurfacing of the skin. In January 2021, the Company received CE marking approval for the CellFX System, which allows for marketing of the system in the EU and, in June 2021, the Company received Health Canada approval for the CellFX System, which allows for marketing of the system in Canada. The CE mark and Health Canada approvals allow for use of the CellFX System in dermatological procedures requiring ablation and resurfacing of the skin for the reduction, removal, and/or clearance of cellular-based benign lesions, including SH, SK, and cutaneous non-genital warts. The Company will continue to pursue specific indications for the CellFX System in the United States similar to the regulatory clearances already received in Europe and Canada. This will require additional 510(k) submissions for each subsequent indication, and will likely be based on comparative clinical data. In December 2021, the Company submitted a 510(k) to add the treatment of SH to the CellFX System’s indications for use in the United States. In February 2022 the Company received an AI letter from the FDA in response to the 510(k) submitted. In the AI letter, the FDA stated it did not believe the Company provided sufficient clinical evidence at this time to support the expanded indication for use, and that the Company had not met the primary endpoints of the SH FDA-approved IDE study. The Company anticipates meeting with the FDA to discuss the contents of the AI letter and potential next steps, which may require additional clinical data and potentially a new 510(k) submission.

In February 2021, the Company initiated controlled launch programs (Note 8) in the United States and the European Union and in June 2021 the Company initiated a controlled launch program in Canada (collectively, our “Controlled Launch”). In August 2021, the Company began to convert Controlled Launch Program participants into sales agreements, thereby triggering revenue recognition.

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

2. Summary of Significant Accounting Policies

Going Concern

As of December 31, 2021, the Company had an accumulated deficit of $236.2 million, cash outflows from operations of $54.1 million for the year then ended, cash and cash equivalents of $28.6 million, and a net loss of $63.7 million. The Company has recently begun to generate revenue from product sales, but anticipates net losses for the next several years or until it can generate substantial product revenue and achieve profitability. Based on the Company’s current operating plan, the Company has determined that, with its current financial resources, the Company would be able to operate into the second quarter of 2022. As the Company’s operating plan does not allow the Company to operate for a period of twelve months from the date the consolidated financial statements are issued without additional financing, based on the ASC 205-40, Presentation of Financial Statements – Going Concern, the Company is required to disclose that substantial doubt regarding the Company’s ability to continue as a going concern exists. This evaluation initially cannot take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. To continue to fund the operations of the Company beyond this time period, management has developed plans, which primarily consist of raising additional capital through some combination of public or private equity offerings, debt financings, the Company’s at-the-market equity offering program, and/or potential new collaborations. There is no assurance, however, that any additional financing or any revenue-generating collaboration will be available when needed or that management of the Company will be able to obtain financing or enter into a collaboration on terms acceptable to the Company. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates that affect the amounts reported in the financial statements and accompanying notes to the financial statements. Estimates include, but are not limited to, the valuation and recognition of share-based compensation, inventory valuation, warranty obligations, income taxes, and the useful lives assigned to long-lived assets. The Company evaluates its estimates and assumptions based on historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from these estimates.

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

Valuation of Inventory

Inventory is stated at lower of cost or net realizable value. The Company establishes the inventory basis by determining the cost based on standard costs approximating the purchase costs on a first-in, first-out basis. Net realizable value is the estimated selling price in the ordinary course of the Company’s business, less reasonably predictable costs of completion, disposal, and transportation. The cost basis of the Company’s inventory will be reduced for any products that are considered excessive or obsolete based upon assumptions about future demand and market conditions. At December 31, 2021, there is no reduction to the balance of inventory for excessive and obsolete inventory.

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

Revenue from Contracts with Customers

The Company recognizes revenue at a point in time when it satisfies performance obligations by transferring control of promised goods to its customers. The amount of revenue recognized is equal to the consideration which the Company is entitled to in exchange for the promised goods, excluding any amounts assessed by government authorities for taxes which might be collected from a customer. Sales contracts often involve the sale and delivery of multiple products, each of which typically represent a separate performance obligation in the contract. While the Company sells these products on a stand-alone basis at their respective SSP, initial customer contracts will likely involve the bundling of products which will be delivered concurrently to the customer. In such instances, the full consideration of the contract will be recognized upon shipment of the products. The Company generally requires receipt of full payment prior to shipment, however, from time to time, payment terms may be extended to customers upon which the Company will perform a necessary credit evaluation to ensure future collectability of the outstanding balance. The Company does not believe any portion of the outstanding accounts receivable balance to be uncollectible, and has therefore not recorded an allowance against the accounts receivable balance. Refer to Note 9 for further details.

Product Warranty

The Company provides a standard warranty on eligible products which provides the customer assurances that the products comply with the agreed-upon specifications. The standard warranty does not provide any services in addition to those assurances. The Company accrues a warranty reserve for products sold based upon the best estimate of the nature, frequency, and costs of future claims. These estimates are inherently uncertain given the short history of sales, and changes to the historical or projected warranty experience may cause material changes to the warranty reserve in the future. The warranty reserve is included within Accrued expenses on the consolidated balance sheets. Warranty expense is recorded as a component of Cost of Revenues in the consolidated statements of operations and comprehensive loss.

Warranty accrual activity consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020
Beginning balance	$—	$—
Add: Accruals for warranties issued during the period	80	—
Less: Settlements made during the period	—	—
Ending balance	$80	$—

Stock-Based Compensation

The Company recognizes the cost of stock-based compensation in the financial statements based upon fair value. The fair value of stock options is determined as of the grant date using the Black-Scholes option pricing model. The fair value of Restricted Stock Units (“RSU”) awards is determined based on the number of units granted and the closing price of the Company’s common stock on the grant date. The fair value of each purchase under the employee stock purchase plan (“ESPP”) is estimated at the beginning of the offering period using the Black-Scholes option pricing model. The Company’s determination of the fair value of equity-settled awards is impacted by the price of the Company’s common stock as well as changes in assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected term that awards will remain outstanding, expected common stock price volatility over the term of the awards, risk-free interest rates and expected dividends. The fair value of an award is recognized over the period during which service is required to be performed in exchange for the award, the requisite service period (usually the vesting period) on a straight-line basis. The Company accounts for all equity instruments awarded to non-employees at the fair value of the award issued on the day of the grant. The fair value of these equity instruments are expensed over the requisite service period. Certain stock options awarded to the Company’s executives and other key employees contain performance conditions related to certain financial measures and achievements of strategic/operational milestones (“performance options”). These performance options can contain both service and performance-based vesting conditions. The fair value of these performance options is recognized using the graded vesting method over the requisite service period beginning in the period in which the awards are deemed probable to vest, to the extent such awards are probable to vest.

Estimates of the fair value of equity-settled awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, are affected by assumptions regarding a number of complex variables. Changes in the assumptions can materially affect the fair value of the award and the stock-based compensation expense recognized. These inputs are subjective and generally require significant analysis and judgment to develop. The Company determines the volatility factor based on the weighted average of its own historical volatility and those of comparable public companies in similar industries. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the equity-settled award. For all stock options granted to date, the Company used the simplified method to calculate the expected term, which is the average of the contractual term and vesting period.

See Note 6 for a detailed discussion of the Company’s stock plans and stock-based compensation expense.

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

Patent Costs

The Company is the owner of numerous domestic and foreign patents. Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and any related patent applications, patent costs not related to acquired patents, including patent-related legal fees, filing fees and other costs, including internally generated costs, are expensed as incurred. During the years ended December 31, 2021, 2020 and 2019, patent costs totaled $0.6 million, $0.5 million and $0.6 million, respectively. Patent costs are included in general and administrative costs in the consolidated statements of operations and comprehensive loss.

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

The Company is subject to U.S. federal income taxes and state income taxes in various states. As the Company’s net operating losses have yet to be utilized, previous tax years remain open to examination by federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company is not currently under examination by any tax authority.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by U.S. GAAP. The tax effects of a position are recognized only if it is more-likely-than-not to be sustained by the taxing authority as of the reporting date. If the tax position is not considered more-likely-than-not to be sustained, then no benefits of the position are recognized. At December 31, 2021 and 2020, the Company had not recorded any liability for uncertain tax positions. The Company includes interest and penalties related to uncertain tax positions as a component of income tax expense.

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

The following outstanding stock options, warrants, and RSUs to purchase common stock were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2021	2020	2019
Common stock warrants	—	612,310	167,847
Common stock options	5,996,813	5,039,194	3,749,186
Restricted stock units	—	111,305	222,606
Total	5,996,813	5,762,809	4,139,639

Segment and Geographical Information

The Company operates in one segment and reports segment information in accordance with ASC 280, Segment Reporting. Management uses one measurement of profitability and does not segregate its business for internal reporting, however in making certain operating decisions and assessing performance, management will additionally review the disaggregated revenue results by product and geography. As of December 31, 2021 and 2020, 100% of long-lived assets were in the United States. Revenue is attributed to a geographic region based on the location of the end customer.

See Note 10 for details of revenue by product and geography.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This updated standard became effective for the Company in the first quarter of fiscal year 2018. The Company began to recognize revenue in 2021 using this updated standard. See Note 9 for additional details of the revenue recognition approach.

In November 2018, the FASB issued ASU No. 2018-18 Collaborative Arrangements – Clarifying the Interaction between Topic 808 (Collaborative Arrangements) and Topic 606 (Revenue from Contracts with Customers), which clarifies the interaction between ASC 808, Collaborative Arrangements and ASC 606, Revenue from Contracts with Customers (“ASC 606”). The ASU clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, the ASU precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue if the counterparty is not a customer for that transaction. The Company adopted the standard on January 1, 2020, however, did not record revenue until August 2021 and does not currently have any collaborative arrangements in place. The adoption of the new standard had no impact on the Company’s consolidated financial statements.

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

3. Investments and Fair Value of Financial Instruments

Investments

The Company’s investments have been classified and accounted for as available-for-sale. At December 31, 2021 the Company had no investments outstanding. The Company’s investments consisted of the following at December 31, 2020 (in thousands):

	December 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$8,013	$—	$(1)	$8,012
Total assets measured at fair value	$8,013	$—	$—	$8,012

The contractual maturities of the Company’s investments were as follows (in thousands):

	December 31,
	2021	2020
Due in one year	$—	$8,012
Due in one to two years	—	—
Total	$—	$8,012

Fair Value of Financial Instruments

The Company determines the fair value of its financial instruments based on a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels:

Level 1 – Observable inputs such as quoted prices in active markets for an identical asset or liability that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include money market funds.

Level 2 – Inputs, other than quoted prices included within Level 1, which are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include commercial paper, corporate bonds and asset-backed securities.

Level 3 – Unobservable inputs in which there is little or no market data for the asset or liability which requires the reporting entity to develop its own assumptions. The Company did not classify any of its investments within Level 3 of the fair value hierarchy.

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis (in thousands):

		December 31, 2021
Assets	Classification	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$23,675	$—	$—	$23,675
Total assets measured at fair value		$23,675	$-	$—	$23,675

		December 31, 2020
Assets	Classification	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$7,176	$—	$—	$7,176
U.S. Treasury securities	Cash and cash equivalents	—	2,004	—	2,004
U.S. Treasury securities	Investments	—	8,012	—	8,012
Total assets measured at fair value		$7,176	$10,016	$—	$17,192

During year ended December 31, 2021 and 2020, the Company did not record impairment charges related to its marketable investments. During the years ended December 31, 2021 and 2020, the Company did not have any transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy. Additionally, the Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2021 or 2020.

4. Balance Sheet Components

Inventory

Inventory consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020
Raw materials	$2,010	$—
Work in process	1,371	—
Finished goods	2,443	—
Total inventory	$5,824	$—

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Leasehold improvements	$2,519	$2,805
Laboratory equipment	1,019	878
Furniture, fixtures and equipment	932	517
Software	202	128
Construction in progress	186	66
	4,858	4,394
Less: Accumulated depreciation and amortization	(2,396)	(1,916)
	$2,462	$2,478

The lease for the Company’s current premises in Hayward, California began in July 2017, per terms of the lease, the landlord provided $2.1 million in tenant improvement allowance which was capitalized.

Depreciation expense for the years ended December 31, 2021, 2020, and 2019 was $0.5 million, $0.4 million, and $0.5 million, respectively.

Intangible Assets, net

Intangible assets primarily consist of a license to utilize certain patents, know-how and technology relating to the Company’s NPS for biomedical applications acquired from Old Dominion University Research Foundation (ODURF), Eastern Virginia Medical School (EVMS), and the University of Southern California. In addition, the Company entered into a sponsored research agreement (“SRA”) with Old Dominion University’s Frank Reidy Research Center for Bioelectrics, a leading research organization in the field, which includes certain intellectual property rights arising from the research. The Company is amortizing the intangible assets over an estimated useful life of 12 years.

Intangible assets, net consisted of the following (in thousands):

	December 31,
	2021	2020
Acquired patents and licenses	$7,985	$7,985
Less: Accumulated amortization	(4,769)	(4,103)
	$3,216	$3,882

A schedule of the amortization of intangible assets is as follows (in thousands):

Years ending December 31:
2022	$665
2023	665
2024	665
2025	665
2026	556
$3,216

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2021	2020
Compensation expense	$2,932	$3,324
Controlled launch (Note 8)	534	—
Director and officer liability insurance (Note 12)	—	1,563
Clinical trial fees and costs	245	188
Professional fees	85	87
Warranty	80	—
Other	513	164
	$4,389	$5,326

5. Goodwill

In 2014, the Company acquired three companies (the acquisitions) for aggregate consideration of $5.5 million. In accordance with ASC Topic 805, Business Combinations, the Company recorded goodwill of $2.8 million in connection with the acquisitions, which represents the excess of consideration paid over the fair value of net tangible and intangible assets acquired.

The Company reviews goodwill for impairment annually or whenever changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Based on the Company’s annual review as of December 31, 2021, the Company determined that its goodwill was not impaired.

6. Stockholders’ Equity and Stock-Based Compensation

Preferred Stock

The Company has authorized a total of 50,000,000 shares of preferred stock, par value $0.001 per share, none of which were outstanding at December 31, 2021 and 2020. The Company’s Board of Directors (the “Board”) has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, without any further vote or action by the Company’s stockholders.

Common Stock

The Company has authorized a total of 500,000,000 shares of common stock, par value $0.001 per share.

Private Placement Securities Purchase Agreement

On June 30, 2021, the Company entered into a Securities Purchase Agreement with Robert W. Duggan, the Company’s largest stockholder and Board Chairman, pursuant to which the Company issued and sold to Mr. Duggan 3,048,780 shares of the Company’s common stock, par value $0.001 per share, in a private placement (the “Private Placement”), at a price per share of $16.40, which was the market closing price on the date of the transaction. These shares were paid for through (i) the conversion of $41.0 million aggregate principal amount, together with all accrued and unpaid interest outstanding, owed to Mr. Duggan under the Loan Agreement by and between the Company and Mr. Duggan (Note 13), and (ii) additional cash in the amount of approximately $8.4 million. Upon the closing of this Private Placement and satisfaction of the outstanding debt, the Loan Agreement terminated, without any early termination fees or penalties being owed by the Company, and no additional amounts were owed to Mr. Duggan under the Loan Agreement. The cash proceeds of approximately $8.4 million were received by the Company in July 2021.

At-the-Market Equity Offering

On February 4, 2021, the Company entered into a sales agreement (the “Sales Agreement”) with Stifel, Nicolaus & Company, Inc. (“Stifel”) as sales agent, pursuant to which the Company may offer and sell, from time to time, through Stifel, up to $60.0 million in shares of common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Company has no obligation to make any sales of its common stock pursuant to such Sales Agreement. During the year ended December 31, 2021, the Company issued and sold 288,490 shares of common stock under the Sales Agreement. The shares were sold at a weighted average price of $27.73 per share for aggregate net proceeds of approximately $7.4 million, after deducting sales commissions and offering costs payable by the Company.

Rights Offering

During June 2020, the Company completed a rights offering to purchase up to $30.0 million of units, each unit consisting of one share of the Company’s common stock, par value $0.001 per share, and 0.15 warrants to purchase shares of common stock (the “Units”) at a price of $7.01 per Unit (the “Rights Offering”). The common stock and warrants comprising the Units separated upon the closing of the Rights Offering and were issued separately.

A total of 4,279,600 shares of common stock and 641,571 warrants (the “Rights Offering Warrants”) were issued and sold in the Rights Offering for net proceeds of approximately $29.4 million. Each warrant was exercisable for one share of the Company’s common stock at an exercise price equal to $7.01, the subscription price for the Units. The Rights Offering Warrants were exercisable immediately and expired on the fifth anniversary of the completion of the Rights Offering, or June 16, 2025, subject to certain redemption rights by the Company. The Rights Offering Warrants were subject to redemption by the Company, on or after December 16, 2020, six months after the issuance date, for $0.01 per warrant, with not less than 30 days written notice, if the volume weighted average price of our common stock equaled or exceeded 200% of the exercise price for the Rights Offering Warrants for 10 consecutive trading days.

Common Stock Warrants

In connection with a private placement offering of the Company’s shares of common stock, par value $0.001 per share in 2014, the Company issued warrants as compensation to the placement agent to purchase a total of 299,625 shares of its common stock at a price of $2.67 per share (the “Private Placement Warrants”). The Private Placement Warrants were exercisable for a period of seven years. In March 2021, warrants to purchase 45,638 shares of common stock were net exercised, resulting in the issuance of 40,563 shares of common stock. As of December 31, 2021, there were no Private Placement Warrants outstanding.

In connection with the closing of the Company’s initial public offering in 2016, the Company issued warrants as compensation to its underwriters, as representatives of the underwriters of its initial public offering to purchase a total of 574,985 shares of its common stock at a price of $5.00 per share (the “IPO Warrants”). The IPO Warrants were exercisable for a period of five years. In March 2021, warrants to purchase 85,385 shares of common stock were net exercised, resulting in the issuance of 68,958 shares of common stock. As of December 31, 2021, there were no IPO Warrants outstanding.

In connection with the Rights Offering, the Company issued warrants (“Rights Offering Warrants”) to purchase a total of 641,571 shares of its common stock at an exercise price of $7.01. On December 31, 2020 the Company met the requirements for redemption of these warrants and delivered a notice of redemption to redeem all of the outstanding Rights Offering Warrants that remained unexercised at February 5, 2021, for the redemption price of $0.01 per warrant. Pursuant to the redemption, the Company redeemed 5,139 warrants. Prior to the February 5, 2021 redemption date, 636,432 warrants were exercised, generating approximately $4.5 million of total gross proceeds to the Company. As of December 31, 2021, there were no Rights Offering Warrants outstanding.

A summary of total warrants activity for the year ended December 31, 2021 is presented below:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Life (in Years)
Warrants outstanding at December 31, 2020	612,310	$6.40	0.26
Issued	—	—
Exercised	(585,069)	6.47
Expired/Redeemed	(27,241)	3.56
Warrants outstanding and exercisable at December 31, 2021	—	$—	—

Equity Plans

2017 Equity Incentive Plan and 2017 Inducement Equity Incentive Plan

The Board previously adopted, and the Company’s stockholders approved, the Company’s 2017 Equity Incentive Plan (the “2017 Plan”).

The 2017 Plan has a 10-year term, and provides for the grant of stock options, stock appreciation rights, restricted stock, RSUs, performance units, and performance shares to employees, directors and consultants of the Company and any parent or subsidiary of the Company, as the Compensation Committee of the Board may determine. Subject to an annual evergreen increase and adjustment in the case of certain capitalization events, the Company initially reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to awards under the 2017 Plan. In addition, shares remaining available under the Company’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”), and shares reserved but not issued pursuant to outstanding equity awards that expire or terminate without being exercised or that are forfeited or repurchased by the Company will be added to the shares of common stock available for issuance under the 2017 Plan. The 2017 Plan is administered by the Board’s Compensation Committee. Effective January 1, 2021 and 2020, the number of shares of common stock available under the 2017 Plan increased by 1,022,002 and 833,018 shares, respectively, pursuant to the evergreen provision of the 2017 Plan. Under the evergreen provision of the 2017 Plan, the share increase is determined based on the least of (i) 1,200,000 shares, (ii) 4% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. As of December 31, 2021, 443,196 shares of common stock remained available for issuance under the 2017 Plan.

During November 2017, the Board of the Company adopted the 2017 Inducement Equity Incentive Plan (the “Inducement Plan”) and reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan was adopted without stockholder approval.

The Inducement Plan has a 10-year term and provides for the grant of equity-based awards, including non-statutory stock options, RSUs, restricted stock, stock appreciation rights, performance shares and performance units, and its terms are substantially similar to the 2017 Plan, including with respect to treatment of equity awards in the event of a “merger” or “change in control” as defined under the Inducement Plan. Options issued under the Inducement Plan may have a term up to ten years and have variable vesting provisions. New hire grants generally vest 25% per year starting upon the first anniversary of the grant. Equity-based awards issued under the Inducement Plan are only issuable to individuals not previously engaged as employees or non-employee directors of the Company prior to the Inducement Plan’s adoption date. In May 2021, the Board approved an amendment to the Inducement Plan to reserve an additional 1,000,000 shares of the Company’s common stock for issuance pursuant to the Inducement Plan. As of December 31, 2021, 1,044,513 shares of common stock were available for issuance under the Inducement Plan.

A summary of stock option activity under the 2015 Plan, 2017 Plan and Inducement Plan for the year ended December 31, 2021 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Life (in Years)
Balances - December 31, 2020	5,039,194	$14.26	7.83
Options granted	1,239,588	22.10
Options exercised	(53,731)	11.47
Options canceled	(162,975)	16.94
Options expired	(65,263)	19.92
Balances - December 31, 2021	5,996,813	$15.77	7.33
Stock options exercisable at December 31, 2021	3,312,074	$15.96	6.23

Time-based Options

The Company awards time-based options which vest and become exercisable, subject to the individual’s continued employment or service through the applicable vesting date. Time-based options can have various vesting schedules, most commonly new hire grants which generally vest 25% per year starting upon the first anniversary of the grant.

A summary of the time-based stock option activity under the 2015 Plan, 2017 Plan and Inducement Plan for the year ended December 31, 2021 is presented below:

	Stock Options Outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)
Balances — December 31, 2020	4,055,352	$15.04	6.37
Options granted	1,023,333	22.04
Options exercised	(53,731)	11.47
Options canceled	(162,975)	16.94
Options expired	(65,263)	19.92
Balances — December 31, 2021	4,796,716	$16.44	7.05
Exercisable — December 31, 2021	3,018,902	$16.38	6.05

The intrinsic value of time-based options exercised during the year ended December 31, 2021, 2020 and 2019 was $0.8 million, $1.6 million, and $1.0 million, respectively.

The fair value of the time-based options granted to employees and directors during the years ended December 31, 2021, 2020 and 2019 was $15.1 million, $6.7 million, and $8.4 million, respectively.

Performance Options

Certain stock options awarded to the Company’s executives and other key employees contain performance conditions related to certain financial measures and achievements of strategic/operational milestones. The options will vest and become exercisable once the specific performance condition is fulfilled.

A summary of the performance option activity under the 2017 Plan and Inducement Plan for the year ended December 31, 2021 is presented below:

	Stock Options Outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)
Balances — December 31, 2020	983,842	$11.06	8.25
Options granted	216,255	22.41
Options exercised	—	—
Options canceled	—	—
Options expired	—	—
Balances — December 31, 2021	1,200,097	$13.11	8.44
Exercisable — December 31, 2021	293,172	$11.64	8.08

The fair value of the performance options granted to employees during the years ended December 31, 2021, 2020 and 2019 was $2.5 million, $5.5 million, and $0.4 million, respectively.

The fair value of employee stock options was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

	Year Ended December 31,
	2021	2020	2019
Expected term in years	5.3 - 6.1	5.3 - 6.1	0.4 - 6.1
Expected volatility	78%	70%	70%
Risk-free interest rate	0.9 - 1.4%	0.3 - 0.5%	1.4 - 2.6%
Dividend yield	—	—	—

2017 Employee Stock Purchase Plan

The Board previously adopted and the stockholders approved the Company’s 2017 Employee Stock Purchase Plan (the “2017 ESPP”).

The 2017 ESPP is a broad-based plan that provides employees of the Company and its designated affiliates with the opportunity to become stockholders through periodic payroll deductions that are applied towards the purchase of Company common shares at a discount from the then-current market price. Subject to adjustment in the case of certain capitalization events, a total of 250,000 common shares of the Company were available for purchase at adoption of the 2017 ESPP. Pursuant to the 2017 ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 450,000 shares, (ii) 1.5% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. In 2020 the Board determined not to increase the number of shares of common stock available pursuant to the evergreen provision. Effective January 1, 2021, pursuant to the evergreen provision of the 2017 ESPP, the number of shares of common stock available under the 2017 ESPP was increased by 383,250 shares. During the years ended December 31, 2021 and 2020, the Company issued 91,378 and 82,971 shares of common stock under the 2017 ESPP, respectively. As of December 31, 2021, 649,096 shares of common stock remained available for issuance under the 2017 ESPP.

The fair value of ESPP was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

	Year Ended December 31,
	2021	2020	2019
Expected term in years	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Expected volatility	78%	70%	70%
Risk-free interest rate	0.06% - 0.1%	0.1% - 1.0%	1.7% - 2.6%
Dividend yield	—	—	—

Restricted Stock Units

The fair value of RSU awards is determined based on the number of units granted and the closing price of the Company’s common stock as of the grant date. The estimated fair value of RSUs is recognized on a straight-line basis over the requisite service period.

During the year ended December 31, 2017, the Company granted 160,974 RSUs to the Chief Executive Officer, all of which vested in June 2018. These shares were partially released in 2019, resulting in a net issuance of shares. Additional paid in capital was reduced for tax payments related to shares withheld in connection with the release. The remaining shares under this grant were released in 2021, and at December 31, 2021 no shares were outstanding under this grant. There was no stock-based compensation expense related to these RSUs recorded in the years ended December 31, 2021, 2022 and 2019. As of December 31, 2021, there was no unrecognized compensation expense related to these RSUs.

During the year ended December 31, 2017, the Company granted 68,800 RSUs to certain employees, of which 50% vested on June 1, 2019 while the remaining 50% vested on June 1, 2021. The stock-based compensation expense recorded in the years ended December 31, 2021, 2020, and 2019 related to these RSUs was approximately $0.1 million, $0.3 million, and $0.4 million, respectively. As of December 31, 2021, there was no unrecognized compensation expense related to these RSUs.

Stock-based Compensation

Total stock-based compensation expense recorded in the consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenues	$129	$—	$—
Research and development	5,211	4,013	3,821
Sales and marketing	2,749	1,187	883
General and administrative	6,512	4,875	6,583
Total stock-based compensation expense	$14,601	$10,075	$11,287

As of December 31, 2021, not all of the performance conditions of the performance options are probable to be achieved. Compensation expense has only been recognized for those conditions that are assumed to be probable.

In February 2021, the Compensation Committee approved of a modification to certain vesting conditions of outstanding Performance Options. The Company had not recognized any compensation expense in relation to these Performance Options as the performance condition was previously deemed to be improbable. However, upon modification those specific performance conditions were deemed probable and fully vested. As such, during the year ended December 31, 2021, the full expense in relation to the amended performance conditions was recognized resulting in $4.1 million of additional stock-compensation expense.

In October 2021, the Board amended the outstanding option awards of Kenneth A. Clark upon his resignation from the Board. The requirement that Mr. Clark exercise his vested options within ninety days of his resignation was waived. Mr. Clark will have the ability to exercise his outstanding vested option awards at any time during their ten-year term from the date of each grant, subject to earlier termination as may occur under the 2017 Plan. This amendment resulted in $1.4 million of additional stock-compensation expense during the year ended December 31, 2021.

Total stock-based compensation expense by type was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Time-based options	$9,235	$8,739	$10,895
Performance options	4,840	133	100
RSU	—	86	—
ESPP	526	1,117	292
Total stock-based compensation expense	$14,601	$10,075	$11,287

At December 31, 2021, there was $15.8 million of unrecognized compensation cost related to unvested stock-based compensation arrangements, which is expected to be recognized over a weighted average period of 2.7 years.

7. Research Grants and Agreements

Sponsored Research Agreement

The Company entered into a SRA with ODURF during 2014 pursuant to which the Company sponsors research activities performed by ODURF’s Frank Reidy Center. ODURF is compensated by the Company for its conduct of each study in accordance with the budget and payment terms set forth in the applicable task order. In August 2018, we agreed to sponsor a task order for research in the amount of $0.8 million and in September 2019, we agreed to sponsor an additional task order for research in the amount of $0.8 million each to be performed during their respective subsequent 12-month periods. In March 2021, we agreed to sponsor a task order for research in the amount of $0.3 million and in May 2021 we sponsored an additional task order for $0.3 million each to be performed during their respective subsequent 12-month periods. These sponsored researches are funded through monthly payments made upon ODURF certifying, to our reasonable satisfaction, that ODURF has met its obligations pursuant to the specified task order and statement of work. The principal investigator may transfer funds within the budget as needed with our approval so long as the obligations of ODURF under the task order and statement of work remain unchanged and unimpaired. During the years ended December 31, 2021, 2020, and 2019, we incurred costs relating to the SRA equal to $0.3 million, $0.6 million and $0.9 million, respectively. As of December 31, 2021, there is a $0.3 million balance payable under this research agreement.

8. Controlled Launch

In February 2021, the Company received 510(k) clearance from the U.S. FDA for its proprietary CellFX System for dermatologic procedures requiring ablation and resurfacing of the skin. In January 2021, the Company received CE marking approval for the CellFX System, which allows for marketing of the system in the EU for treatment of general dermatologic conditions, including SH, SK, and cutaneous non-genital warts. Additionally, in June 2021 the Company received Health Canada approval for the CellFX System, which allows for marketing of the system in Canada for use in dermatological procedures requiring ablation and resurfacing of the skin for the reduction, removal, and/or clearance of cellular-based benign lesions. In February 2021, the Company commenced a controlled launch of the CellFX System in the United States and European Union via its CellFX Expectations Excelled Program (the “Controlled Launch”). Subsequent to receiving Health Canada approval in June 2021, the Company also commenced a its Controlled Launch in Canada.

As part of the Controlled Launch, the Company selected 70 physicians and their practices to be the first physician consultants to launch the CellFX System and the associated CellFX commercial procedures into their respective markets and geographies. According to the Controlled Launch program, the Company provides and sets up a CellFX System at each physician site and provides the physician with the necessary related products and components, free of charge, to complete the requirements of the Controlled Launch. Each CellFX System and any unused component products remain the property of the Company throughout the Controlled Launch. Each physician identifies and recruits up to 40 or 50 patients, depending on the contract, for participation in the Controlled Launch, performing a CellFX procedure on each of the appropriately selected patients. Under the Controlled Launch, the physician and their patients complete evaluation surveys about their experiences with the CellFX System and provide other information helpful to the Company. Upon completion of the procedures and the survey feedback, the physician earns either credits which can be used towards the future purchase of the CellFX System or, in some jurisdictions, fair payment for their time and effort completing the paperwork required under the Controlled Launch program. Credits earned and, if applicable, any other payments earned are limited to a maximum amount dependent on the number of surveys received by the Company. Upon completion of the Controlled Launch, each physician may choose to either enter into a purchase agreement with the Company, under which the physician may use the credits earned (or other payments earned, as applicable) towards the purchase of the already-delivered CellFX System, or the physician must return the CellFX System to the Company.

As patient procedures and surveys are completed under the Controlled Launch, the Company accrues the value of the credits earned, which are recorded in accrued expenses on the balance sheet, with a corresponding charge to sales and marketing expense. During year ended December 31, 2021, the Company recorded $1.8 million of sales and marketing expense in relation to the Controlled Launch.

During the year ended December 31, 2021, certain consultants completed the Controlled Launch and entered into purchase agreements with the Company, whereby they used their credits or other earned payments towards the purchase of a CellFX System. Accordingly, approximately $1.1 million of the accrued liability related to the Controlled Launch was relieved and recognized as revenue on a non-cash basis as a result of the purchase. See Note 9 for additional detail of revenue transactions.

9. Revenue

The Company recognizes revenue at a point in time when it satisfies performance obligations by transferring control of promised goods to its customers. The amount of revenue recognized is equal to the consideration which the Company is entitled to in exchange for the promised goods, excluding any amounts assessed by government authorities for taxes which might be collected from a customer. This consideration may include non-cash services performed, as is the case with revenue recognized in connection with the Controlled Launch. Total revenue recognized for the year ended December 31, 2021 was $1.4 million, of which approximately $1.1 million was driven by the redemption of non-cash credits earned as part of the Controlled Launch, with the balance of approximately $0.3 million driven by cash purchases of cycle units (“CUs”) and the first two CellFX commercial consoles sold.

Sales contracts often involve the sale and delivery of multiple performance obligations in the contract.

Performance Obligations

Systems consist of the CellFX console and its embedded software, handpieces, and disposable tips. The console is a physical piece of hardware used by the customer to perform patient procedures. Individually the console and software are not distinct, therefore the Company combines the console and embedded software to form one distinct system performance obligation. Payment for systems is generally due prior to shipment, and the system performance obligation is satisfied upon shipment of the system to the customer.

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

CUs are credits that authorize the customer to perform a procedure, or cycle. Each procedure requires a specific number of CUs, dependent upon type of tip used and procedure level selected. As the procedure is performed, the applicable number of CUs are decremented. When the customer’s balance of CUs on a specific system is depleted, the system will no longer function until the customer purchases additional CUs. Customers can purchase additional CUs via the Company’s CellFX Marketplace which is an online marketplace accessible directly from the CellFX System. Payment for CUs is due upon order placement and the CUs are immediately available for download to the console via CellFX CloudConnect. CUs represent a distinct performance obligation which is satisfied upon delivery of the CUs to CellFX CloudConnect.

Shipping and handling activities are not considered to be a separate performance obligation. The Company’s standard commercial agreements generally include FOB shipping point terms. The Company has made an accounting policy election to account for shipping and handling costs as fulfillment costs because the shipping and handling activities occur after the customer obtains control of the product.

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

Controlled Launch Agreements

In August 2021 the Company began to recognize revenue in relation to the conversion of Controlled Launch Program participants into sales agreements (Note 8). These customers were already in possession of the system, handpiece, and tips. As such, upon execution of these purchase agreements, the Company recognized revenue on the agreements because control of all performance obligations were transferred at that time. These customers separately purchased CUs in order to operate the CellFX System and the revenue for these CUs was recognized upon delivery of the CUs to CellFX CloudConnect.

10. Segment Reporting

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

Revenue by product consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Systems	$1,189	$—	$—
Cycle units	229	—	—
Total consolidated revenue	$1,418	$—	$—

Revenue by geography consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
North America	$1,182	$—	$—
Rest of World	236	—	—
Total consolidated revenue	$1,418	$—	$—

11. Income Taxes

Income (loss) before income taxes (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$(63,660)	$(49,851)	$(46,971)
Foreign	—	—	—
	$(63,660)	$(49,851)	$(46,971)

The components of the provision for income taxes are as follows (in thousands):

	December 31,
	2021	2020	2019
Current
Federal	$—	$—	$—
State	3	3	3
Foreign	—	—	—
Total current	3	3	3

Deferred
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred	—	—	—

Total provision for income taxes	$3	$3	$3

The provision for income taxes differs from the amount estimated by applying the statutory federal income tax rate to income (loss) before taxes as follows:

	Year Ended December 31,
	2021	2020	2019
Federal tax at statutory rate	21.0%	21.0%	21.0%
State tax (benefit) at statutory rate	8.4	8.4	(5.0)
Research and development credits	1.9	2.1	2.0
Change in valuation allowance	(26.8)	(43.3)	(18.0)
Deferred adjustment	—	8.5	—
Change in tax rate	—	4.2	—
Uncertain Tax Position	(2.3)	—	—
Other	(2.2)	(0.8)	—
Provision for income taxes	—%	—%	—%

Note that for presentation purposes, the 2019 percentages have been changed to present the opposite value from what was previously disclosed to allow for proper comparability to current year percentages.

Deferred income taxes reflect the impact of carryforwards and temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The carryforwards and temporary differences, which give rise to a significant portion of the Company’s deferred tax asset (liability) as of December 31, 2021 and 2020, are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets
Accruals	$1,034	$894
Net operating loss carryforwards	49,246	36,531
Tax credit carryforwards	6,611	5,431
Stock-based compensation	12,188	9,391
Lease liability under ASC 842	3,182	3,339
Gross deferred tax assets	72,261	55,586
Valuation allowance	(69,006)	(51,973)
Total deferred tax assets	3,255	3,613

Deferred tax liabilities
Intangibles	(365)	(486)
ROU asset under ASC 842	(2,862)	(3,096)
Fixed assets	(28)	(31)
Total deferred tax liabilities	(3,255)	(3,613)

Net deferred tax assets/(liabilities)	$—	$—

The Company’s unrecognized tax benefits as of December 31, 2021, 2020, and 2019 were $5.1 million, $2.5 million, and $1.5 million, respectively. If recognized, none of the unrecognized tax benefits would impact income tax expense to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets.

A reconciliation of the beginning and ending amounts of unrecognized tax benefit is as follows (in thousands):

	December 31,
	2021	2020	2019
Unrecognized tax benefits at beginning of year	$2,491	$1,470	$877
Increases related to current year tax positions	2,649	1,021	593
Unrecognized tax benefits at end of year	$5,140	$2,491	$1,470

The Company’s policy is to recognize interest and penalties related to income taxes as components of interest expense and other expense, respectively. The Company did not accrue interest and penalties related to unrecognized tax benefits as of December 31, 2021 and does not anticipate any significant change within twelve months of this reporting date.

The Company’s valuation allowance increased by $17.0 million in the year ended December 31, 2021 and increased by $21.6 million in the year ended December 31, 2020.

As of December 31, 2021, the Company had federal and state net operating loss (“NOL”) carryforwards of $173.7 million and $163.4 million, respectively, which begin to expire in 2034. Of the total federal NOL carryforward of $173.7 million, approximately $148.0 million is carried forward indefinitely but is limited to 80% of the taxable income.

As of December 31, 2021, the Company had approximately $5.3 million and $5.0 million of U.S. federal and California research and development (“R&D”) credits, respectively. The federal R&D credits begin to expire in 2035 and the California R&D credits have an indefinite carryforward period.

The Company is subject to taxation in the United States for Federal and for State, within various states in which the Company operates. All jurisdictions and tax years currently remain open for IRS and state taxing authorities’ examination. As of December 31, 2021, the Company was not under examination by the Internal Revenue Service or any state tax jurisdiction.

Internal Revenue Code Section 382 ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. The Company is not aware of any ownership changes in this financial period ending on December 31, 2021.

12. Related Party Transactions

Kenneth A. Clark, a director of the Company from November 2017 to October 2021, is a member of the law firm of Wilson Sonsini Goodrich and Rosati (“WSGR”), which also served as the outside corporate counsel to the Company until November 18, 2021. During the years ended December 31, 2021, 2020 and 2019, the Company incurred expenses reported in general and administrative expenses in the consolidated statement of operations for legal services rendered by WSGR totaling approximately $0.6 million, $0.8 million and $0.5 million, respectively. During the year ended December 31, 2021, the Company capitalized approximately $0.2 million for legal expenses incurred in connection with the Sales Agreement. During the year ended December 31, 2020, the Company capitalized approximately $0.4 million for legal expenses incurred in connection with the 2020 rights offering. In October 2021, Mr. Clark resigned from the Company’s Board of Directors, and in November 2021, the Board terminated the engagement of WSGR and appointed Baker & Hostetler LLP as the Company’s outside corporate counsel.

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

On March 11, 2021, the Company and Mr. Duggan entered into a Loan Agreement in connection with Mr. Duggan lending the principal sum of $41.0 million to the Company (Note 13).

On June 30, 2021, the Company and Mr. Duggan entered into a Securities Purchase Agreement (Note 6), pursuant to which the Company issued and sold to Mr. Duggan 3,048,780 shares of the Company’s common stock, par value $0.001 per share, in a Private Placement, at a price per share of $16.40, for an aggregate investment in the amount of $50.0 million. The shares were paid for through (i) the conversion of the $41 million aggregate principal amount under the Loan Agreement, together with all accrued and unpaid interest outstanding, owed to Mr. Duggan under the Loan Agreement by and between the Company and Mr. Duggan (Note 13), and (ii) additional cash in the amount of approximately $8.4 million. Upon the closing of this Private Placement and satisfaction of the outstanding debt, the Loan Agreement terminated, without any early termination fees or penalties being owed by the Company, and no additional amounts were owed to Mr. Duggan under the Loan Agreement.

13. Commitments and Contingencies

Loan Agreement

On March 11, 2021, the Company and Robert W. Duggan, the Board Chairman, entered into a Loan Agreement in connection with Mr. Duggan lending the principal sum of $41.0 million to the Company. The Loan Agreement bore interest at a rate per annum equal to 5.0%, payable quarterly commencing on July 1, 2021. During the year ended December 31, 2021, the Company recorded $0.6 million of interest expense in relation to this Loan Agreement. In June 2021, the Loan Agreement was terminated and $41.0 million principal, together with approximately $0.6 million of accrued and unpaid interest, was fully settled via issuance of the Company’s common stock at a price per share of $16.40. Refer to Note 6 for additional details of the private placement sale.

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

Upon commencement of each lease component, the Company reassessed and calculated the lease liability and right-of-use asset for the respective component. As a result, at the modification date, the Company remeasured its existing lease liability and recorded an additional right-of-use asset and lease liability of $2.0 million. The Company also recorded an additional right-of-use asset and lease liability of $3.0 million and $4.8 million at the commencement of Expansion Premises 1 in November 2019 and Expansion Premises 2 in May 2020, respectively. At December 31, 2021, total right-of-use assets and lease lability was approximately $8.8 million and $10.8 million, respectively.

During the years ended December 31, 2021, 2020 and 2019, rent expense, including common area maintenance charges, was $1.9 million, $1.7 million and $0.5 million, respectively.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows (in thousands except for remaining lease term and discount rate):

Year ending December 31:
2022	$1,806
2023	1,845
2024	1,910
2025	1,977
2026	2,046
Thereafter	6,191
Total lease payments	15,775
Less imputed interest	(4,961)
Total lease liabilities	$10,814

Other supplemental information:
Cash paid for operating lease liabilities	$1,643

Current operating lease liabilities	774
Non-current operating lease liabilities	10,040
Total lease liabilities	$10,814

Weighted-average remaining lease term	7.83
Weighted-average discount rate	10%

Legal Proceedings

The Company maintains indemnification agreements with its directors and officers that may require the Company to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law.

From time to time, the Company may be involved in a variety of claims, lawsuits, investigations, and proceedings relating to securities laws, corporate governance, product liability and promotion, patent infringement, contract disputes, employment disputes, and other matters relating to various claims that arise in the normal course of the Company’s business, such as demands to inspect Company records and correspondence from the SEC and other government officials. The Company currently believes that these ordinary course matters are not material to the consolidated financial statements of the business; however, the results of litigation and claims are inherently unpredictable.

In February 2022, a civil securities lawsuit was filed in the U.S. District Court for the Northern District of California against the Company and certain of its executive officers, following the Company’s announcement on February 8, 2022 that it had received an Additional Information letter from the FDA indicating that the FDA did not believe the Company provided sufficient clinical evidence to support its 510(k) submission to add the treatment of sebaceous hyperplasia to the CellFX System’s current U.S. labeling, and the subsequent decline of the market price of the Company’s common stock. The Company is currently evaluating the case and its allegations. The lawsuit seeks class certification, unspecified damages, fees, costs, and expenses. The Company expects to file a motion to dismiss the case later this year, and an estimate of possible loss or range of loss, if any, cannot be made.

14. Employee Benefit Plans

The Company sponsors a defined contribution plan under which it may make discretionary contributions. The Company did not make any employer matching contributions to this plan during the years ended December 31, 2021, 2020 and 2019.

15. Supplementary Financial Information

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the year ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

(b) The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit		Incorporation by Reference
Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Plan of Conversion of Pulse Biosciences, Inc.	8-K12B	001-37744	2.1	June 18, 2018
3.1	Articles of Conversion	8-K12B	001-37744	3.1	June 18, 2018
3.2	Certificate of Conversion	8-K12B	001-37744	3.2	June 18, 2018
3.3	Certificate of Incorporation of Pulse Biosciences, Inc.	8-K12B	001-37744	3.3	June 18, 2018
3.4	Bylaws of Pulse Biosciences, Inc.	8-K12B	001-37744	3.4	June 18, 2018
4.1	Specimen Common Stock Certificate	8-K12B	001-37744	4.1	June 18, 2018
4.2	Form of Warrant	S-3/A	333-237577	4.3	May 1, 2020
4.3	Form of Warrant Agent Agreement	S-3/A	333-237577	4.4	May 1, 2020
10.1	Lease for facilities at 3955 Point Eden Way, Hayward, California, dated January 26, 2017	10-K	001-37744	10.1	March 20, 2017
10.2#	License Agreement among Old Dominion University Research Foundation, Eastern Virginia Medical School and the Registrant	S-1/A	333-208694	10.12	May 3, 2016
10.3	Amendments No. 1 to License Agreement among Old Dominion University Research Foundation, Eastern Virginia Medical School and the Registrant	S-1/A	333-208694	10.13	March 7, 2016
10.4+*	Employment Agreement between Mitchell E. Levinson and the Registrant
10.5+*	Employment Agreement between Kevin Danahy and the Registrant
10.6	Securities Purchase Agreement, dated February 7, 2017, by and between Pulse Biosciences, Inc. and certain purchasers	8-K	001-37744	10.1	February 10, 2017
10.7	Securities Purchase Agreement, dated September 24, 2017, by and between Pulse Biosciences, Inc. and certain purchasers	8-K	001-37744	10.1	September 25, 2017
10.8+	2015 Stock Incentive Plan	S-1	333-208694	10.2	December 22, 2015
10.9+	2017 Inducement Equity Incentive Plan and forms of agreements thereunder	8-K	001-37744	10.1	November 28, 2017
10.10+	2017 Equity Incentive Plan and forms of agreements thereunder	10-K	001-37744	10.10	March 12, 2021
10.11+	2017 Employee Stock Purchase Plan and forms of agreements thereunder	8-K	001-37744	10.2	May 19, 2017
10.12+	Form of Director Option Agreement, not issued under the 2015 Stock Incentive Plan	S-1	333-208694	10.3	December 22, 2015
10.13+	Executive Employment Agreement between Darrin R. Uecker and the Registrant	S-1	333-208694	10.9	December 22, 2015
10.14+	Amendment to Employment Agreement between Darrin R. Uecker and Pulse Biosciences, Inc. dated October 5, 2016	8-K	001-37744	10.1	October 11, 2016
10.15+	Form of At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement for Employees	S-1	333-208694	10.10	December 22, 2015
10.16+	Form of Indemnification Agreement	8-K12B	001-37744	10.1	June 18, 2018
10.17+	Letter Agreement between Pulse Biosciences, Inc. and Robert W. Duggan, dated May 12, 2020.	10-Q	001-37744	10.1	August 10, 2020
10.18	First Amendment to the lease for facilities at 3955 Point Eden Way, Hayward, California, dated May 28, 2019	8-K	001-37744	10.19	May 31, 2019
10.19+	Employment Agreement between Sandra Gardiner and the Registrant	8-K	001-37744	10.1	November 7, 2019
10.20	At-the-Market Equity Offering Sales Agreement	8-K	001-37744	1.1	February 4, 2021
10.21+	Loan Agreement between Pulse Biosciences, Inc. and Robert W. Duggan, dated March 11, 2021	8-K	001-37744	10.1	March 11, 2021
10.22	Securities Purchase Agreement, dated June 30, 2021, by and between Pulse Biosciences, Inc. and Robert W. Duggan	8-K	001-37744	10.1	July 1, 2021
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

PULSE BIOSCIENCES, INC.

Date: March 31, 2022	By:	/s/ Sandra A. Gardiner
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

Signature	Title	Date
/s/ Darrin R. Uecker Darrin R. Uecker	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2022

/s/ Robert W. Duggan Robert W. Duggan	Chairman of the Board of Directors	March 31, 2022

/s/ Sandra A. Gardiner Sandra A. Gardiner	Chief Financial Officer, Executive Vice President, and Treasurer (Principal Financial and Accounting Officer)	March 31, 2022

/s/ Mitchell E. Levinson Mitchell E. Levinson	Chief Strategy Officer and Director	March 31, 2022

/s/ Shelley D. Spray Shelley D. Spray	Director	March 31, 2022

/s/ Manmeet S. Soni Manmeet S. Soni	Director	March 31, 2022

/s/ Mahkam Zanganeh Mahkam Zanganeh	Director	March 31, 2022

/s/ Richard A. van den Broek Richard A. van den Broek	Director	March 31, 2022