Form 10-Q
period 2022-03-31
Pulse Biosciences, Inc.
filed 2022-05-11
CIK 1625101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

Form 10-Q

___________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2022: 29,802,280

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PULSE BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$12,676	$28,614
Accounts receivable	21	61
Inventory	7,487	5,824
Prepaid expenses and other current assets	1,979	2,131
Total current assets	22,163	36,630
Property and equipment, net	2,554	2,462
Intangible assets, net	3,050	3,216
Goodwill	2,791	2,791
Right-of-use assets	8,611	8,785
Other assets	365	365
Total assets	$39,534	$54,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,486	$2,904
Accrued expenses	4,604	4,389
Deferred revenue	16	16
Lease liability, current	799	774
Note payable, current	—	436
Total current liabilities	8,905	8,519

Lease liability, less current	9,833	10,040
Total liabilities	18,738	18,559

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized – 50,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value: authorized – 500,000 shares; issued and outstanding – 29,802 shares and 29,716 shares at March 31, 2022 and December 31, 2021, respectively	29	29
Additional paid-in capital	274,240	271,861
Accumulated other comprehensive loss	—	—
Accumulated deficit	(253,473)	(236,200)
Total stockholders’ equity	20,796	35,690
Total liabilities and stockholders’ equity	$39,534	$54,249

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three-Month Periods Ended
	March 31,
	2022	2021
Revenues:
Product revenues	$444	$—
Total revenues	444	—
Cost and expenses:
Cost of revenues	909	—
Research and development	6,769	9,063
Sales and marketing	5,541	4,146
General and administrative	4,498	5,316
Total cost and expenses	17,717	18,525
Loss from operations	(17,273)	(18,525)
Other income (expense):
Interest income (expense), net	—	(114)
Total other income (expense)	—	(114)
Net loss	(17,273)	(18,639)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	—	1
Comprehensive loss	$(17,273)	$(18,638)
Net loss per share:
Basic and diluted net loss per share	$(0.58)	$(0.71)
Weighted average shares used to compute net loss per common share — basic and diluted	29,745	26,072

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three-Month Periods Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(17,273)	$(18,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	160	113
Amortization of intangible assets	166	167
Stock-based compensation	2,007	6,965
Net premium amortization and discount on available-for-sale securities	—	13
Changes in operating assets and liabilities:
Accounts receivable	40	—
Inventory	(1,663)	(1,135)
Prepaid expenses and other current assets	191	(124)
Other receivables	(39)	48
Right-of-use assets	174	158
Accounts payable	609	433
Accrued expenses	215	291
Lease liabilities	(182)	(95)
Accrued interest on note payable	1	118
Net cash used in operating activities	(15,594)	(11,687)
Cash flows from investing activities:
Purchases of property and equipment	(279)	(51)
Maturities of investments	—	8,000
Net cash provided by (used in) investing activities	(279)	7,949
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	372	430
Proceeds from exercises of warrants	—	4,217
Proceeds from exercises of stock options	—	619
Proceeds from issuance of common stock	—	4,892
Proceeds from issuance of related party note	—	41,000
Payments made on insurance loan agreement	(437)	—
Net cash provided by (used in) financing activities	(65)	51,158
Net increase (decrease) in cash and cash equivalents	(15,938)	47,420
Cash and cash equivalents at beginning of period	28,614	12,463
Cash and cash equivalents at end of period	$12,676	$59,883

Supplemental disclosure of noncash investing and financing activities:
Equipment purchases included in accounts payable and accrued expenses	$(27)	$14
Change in unrealized gains on available-for-sale securities	—	1
Other receivable from issuance of common stock from at-the-market equity offering	—	(71)

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2021	29,716	$29	$271,861	$—	$(236,200)	$35,690
Issuance of shares under employee stock purchase plan	86	—	372	—	—	372
Stock-based compensation expense	—	—	2,007	—	—	2,007
Unrealized gain on available-for-sale securities	—	—	—	—	—	—
Net loss	—	—	—	—	(17,273)	(17,273)
Balance, March 31, 2022	29,802	$29	$274,240	$—	$(253,473)	$20,796

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2020	25,550	$25	$195,410	$(1)	$(172,540)	$22,894
Issuance of shares upon exercise of stock options	40	—	449	—	—	449
Issuance of shares under employee stock purchase plan	68	—	430	—	—	430
Issuance of shares upon exercise of warrants	585	1	3,333	—	—	3,334
Issuance of common stock in an at-the-market equity offering, net of issuance costs of $446	158	—	4,963	—	—	4,963
Stock-based compensation expense	—	—	6,965	—	—	6,965
Unrealized gain on available-for-sale securities	—	—	—	1	—	1
Net loss	—	—	—	—	(18,639)	(18,639)
Balance, March 31, 2021	26,401	$26	$211,550	$—	$(191,179)	$20,397

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

In February 2021, the Company received 510(k) clearance from the FDA for the CellFX System for dermatologic procedures requiring ablation and resurfacing of the skin. In January 2021, the Company received CE marking approval for the CellFX System, which allows for marketing of the system in the EU and, in June 2021, the Company received Health Canada approval for the CellFX System, which allows for marketing of the system in Canada. The CE mark and Health Canada approvals allow for use of the CellFX System in dermatological procedures requiring ablation and resurfacing of the skin for the reduction, removal, and/or clearance of cellular-based benign lesions, including SH, SK, and cutaneous non-genital warts. The Company will continue to pursue specific indications for the CellFX System in the United States similar to the regulatory clearances already received in Europe and Canada. This will require additional 510(k) submissions for each subsequent indication, and will likely be based on comparative clinical data. In December 2021, the Company submitted a 510(k) to add the treatment of SH to the CellFX System’s indications for use in the United States. In February 2022 the Company received an AI letter from the FDA in response to the 510(k) submitted. In the AI letter, the FDA stated it did not believe the Company provided sufficient clinical evidence at this time to support the expanded indication for use, and that the Company had not met the primary endpoints of the SH FDA-approved IDE study. The Company met with the FDA at the end of April 2022 to gain clarification regarding the AI letter and to discuss the appropriate next steps. Following the meeting and at the FDA’s request, the Company provided additional analysis of the sebaceous hyperplasia comparative clinical data. The Company anticipates a follow-on discussion with the FDA to review the additional datasets and expects to continue to collaborate with the FDA to formally respond to the AI letter.

In February 2021, the Company initiated controlled launch programs (Note 9) in the United States and the European Union and in June 2021 the Company initiated a controlled launch program in Canada (collectively, our “Controlled Launch”). In August 2021, the Company began to convert Controlled Launch program participants into sales agreements, thereby triggering revenue recognition.

On March 31, 2022, the Company initiated a plan to reduce its operating expenses, preserve financial resources, and focus its sales and marketing efforts on increasing utilization of CellFX Systems. The Company’s Board of Directors has approved changes to the Company’s commercial leadership, restructuring of its commercial field organization and reductions in other personnel and expenses across the Company. The Company announced a reduction in force effective as of March 31, 2022. See Note 13 for additional details.

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

2. Summary of Significant Accounting Policies

Going Concern

As of March 31, 2022, the Company had an accumulated deficit of $253.5 million, cash outflows from operations of $15.6 million for the three months then ended, cash and cash equivalents of $12.7 million and a net loss of $17.3 million. The Company has recently begun to generate revenue from product sales, but anticipates net losses for the next several years or until it can generate substantial product revenue and achieve profitability. Based on the Company’s current operating plan, the Company has determined that, with its current financial resources, the Company would be able to operate through the second quarter of 2022. As the Company’s operating plan does not allow the Company to operate for a period of twelve months from the date the condensed consolidated financial statements are issued without additional financing, based on the Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern, the Company is required to disclose that substantial doubt regarding the Company’s ability to continue as a going concern exists. This evaluation initially cannot take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. To continue to fund the operations of the Company beyond this time period, management has developed plans, which primarily consist of raising additional capital through some combination of public or private equity offerings, debt financings, the Company’s at-the-market equity offering program, and/or potential new collaborations. Refer to Note 14 for details of a rights offering announced on April 14, 2022 to raise additional capital. There is no assurance, however, that any additional financing or any revenue-generating collaboration will be available when needed or that management of the Company will be able to obtain financing or enter into a collaboration on terms acceptable to the Company. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the Company’s December 31, 2021 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The condensed consolidated financial statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) and, as permitted by such rules and regulations, omit certain information and footnote disclosures necessary to present the financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The condensed consolidated balance sheet as of December 31, 2021 was derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three-month periods ended March 31, 2022, are not necessarily indicative of the results to be expected for the entire year or any future periods.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The Company continually evaluates the accounting policies and estimates used in preparing the consolidated financial statements. There have been no material changes to the Company’s significant accounting policies during the three-month period ended March 31, 2022, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Valuation of Inventory

Inventory is stated at lower of cost or net realizable value. The Company establishes the inventory basis by determining the cost based on standard costs approximating the purchase costs on a first-in, first-out basis. Net realizable value is the estimated selling price in the ordinary course of the Company’s business, less reasonably predictable costs of completion, disposal, and transportation. The cost basis of the Company’s inventory will be reduced for any products that are considered excessive or obsolete based upon assumptions about future demand and market conditions. At March 31, 2022, there is no reduction to the balance of inventory for excessive and obsolete inventory.

Revenue from Contracts with Customers

The Company recognizes revenue at a point in time when it satisfies performance obligations by transferring control of promised goods to its customers. The amount of revenue recognized is equal to the consideration which the Company is entitled to in exchange for the promised goods, excluding any amounts assessed by government authorities for taxes which might be collected from a customer. Sales contracts often involve the sale and delivery of multiple products, each of which typically represent a separate performance obligation in the contract. While the Company sells these products on a stand-alone basis at their respective stand-alone selling prices (“SSP”), initial customer contracts will primarily involve the bundling of products which will be delivered concurrently to the customer. In such instances, the full consideration of the contract will be recognized upon shipment of the products. The Company generally requires receipt of full payment prior to shipment, however, from time to time, payment terms may be extended to customers upon which the Company will perform a necessary credit evaluation to ensure future collectability of the outstanding balance. The Company does not believe any portion of the outstanding accounts receivable balance to be uncollectible, and has therefore not recorded an allowance against the accounts receivable balance. Refer to Note 10 for further details.

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

Warranty accrual activity consisted of the following for the three-month periods ended March 31, 2022 and 2021 (in thousands):

	Three-Month Periods Ended
	March 31,
	2022	2021
Beginning balance	$80	$—
Add: Accruals for warranties issued during the period	17	—
Less: Settlements made during the period	—	—
Ending balance	$97	$—

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

The following outstanding stock options, warrants and restricted stock units were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three-Month Periods Ended
	March 31,
	2022	2021
Common stock warrants	—	600
Common stock options	5,558,884	5,476,636
Restricted stock units	—	111,305
Total	5,558,884	5,588,541

 Recent Accounting Pronouncements

There are no recent accounting pronouncements that impact the Company’s operations.

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

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis as of March 31, 2022 and December 31, 2021, respectively (in thousands):

		March 31, 2022				December 31, 2021
Assets	Classification	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$2,675	$—	$—	$2,675	$23,675	$—	$—	$23,675
U.S. Treasury securities	Cash and cash equivalents	—	5,000	—	5,000	—	—	—	—
Total assets measured at fair value		$2,675	$5,000	$—	$7,675	$23,675	$—	$—	$23,675

The Company did not have any financial liabilities measured on a recurring basis as of March 31, 2022 or December 31, 2021.

During the three-month period ended March 31, 2022, there were no transfers between Level 1, Level 2 or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

4. Balance Sheet Components

Inventory

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Raw materials	$3,073	$2,010
Work in process	1,676	1,371
Finished goods	2,738	2,443
Total inventory	$7,487	$5,824

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Leasehold improvements	$2,519	$2,519
Laboratory equipment	1,310	1,019
Furniture, fixtures, and equipment	932	932
Software	264	202
Construction in progress	85	186
	5,110	4,858
Less: Accumulated depreciation	(2,556)	(2,396)
Property and equipment, net	$2,554	$2,462

Depreciation expense was $0.2 million for the three-month period ended March 31, 2022 and $0.1 million for the three-month period ended March 31, 2021.

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

Intangible assets, net consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Acquired patents and licenses	$7,985	$7,985
Less: Accumulated amortization	(4,935)	(4,769)
Intangible assets, net	$3,050	$3,216

A schedule of the amortization of intangible assets for the remainder of 2022 and the succeeding four fiscal years is as follows (in thousands):

Year Ending December 31:
2022 (remaining 9 months)	$499
2023	665
2024	665
2025	665
2026	556
Total	$3,050

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Compensation	$3,588	$2,932
Controlled launch (Note 9)	414	534
Clinical trial costs and fees	121	245
Professional fees	89	85
Warranty	97	80
Other	295	513
Total accrued expenses	$4,604	$4,389

Accrued compensation at March 31, 2022, includes a discrete charge of $0.7 million related to a reduction in force initiated on March 31, 2022. See Note 13 for additional details.

5. Goodwill

In 2014, the Company acquired three companies (the “Acquisitions”) for aggregate consideration of $5.5 million. In accordance with ASC Topic 805, Business Combinations, the Company recorded goodwill of $2.8 million in connection with the Acquisitions as the consideration paid exceeded the fair value of the net tangible assets and the intangible assets acquired.

The Company reviews goodwill for impairment at least annually or whenever changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Based on the Company’s annual impairment test as of December 31, 2021 the Company determined that no impairment of goodwill existed and was not aware of any indicators of impairment at such date. In addition, there were no indicators of impairment at March 31, 2022.

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

At-the-Market Equity Offering

On February 4, 2021, the Company entered into a sales agreement (the “Sales Agreement”) with Stifel, Nicolaus & Company, Inc. (“Stifel”) as sales agent, pursuant to which the Company may offer and sell, from time to time, through Stifel, up to $60.0 million in shares of common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Company has no obligation to make any sales of its common stock pursuant to such Sales Agreement. During the three-month period ended March 31, 2022, the Company did not issue or sell any shares of common stock under the Sales Agreement. During the three-month period ended March 31, 2021, the Company issued and sold 288,490 shares of common stock under the Sales Agreement. The shares were sold at a weighted average price of $27.73 per share for aggregate net proceeds of approximately $7.4 million, after deducting sales commissions and offering costs payable by the Company.

Common Stock Warrants

In connection with a private placement in November 2014 of the Company’s common stock, par value $0.001 per share, the Company issued warrants as compensation to the placement agent to purchase a total of 299,625 shares of its common stock at an exercise price of $2.67 per share (the “Private Placement Warrants”). The Private Placement Warrants are exercisable for a period of seven years from issuance. In March 2021, warrants to purchase 45,638 shares of common stock were net exercised, resulting in the issuance of 40,563 shares of common stock. As of March 31, 2022, there were no Private Placement Warrants outstanding.

In connection with the closing of the Company’s initial public offering in May 2016, the Company issued warrants as compensation to its underwriters, to purchase a total of 574,985 shares of its common stock at an exercise price of $5.00 per share (the “IPO Warrants”). The IPO Warrants were exercisable for a period of five years from issuance. In March 2021, warrants to purchase 85,385 shares of common stock were net exercised, resulting in the issuance of 68,958 shares of common stock. As of March 31, 2022, there were no IPO Warrants outstanding.

In connection with a June 2020 rights offering, the Company issued warrants (the “Rights Offering Warrants”) to purchase a total of 641,571 shares of its common stock at an exercise price of $7.01. These Rights Offering Warrants were exercisable immediately and expired on the fifth anniversary of the completion of the Rights Offering, or June 16, 2025, subject to certain redemption rights by the Company. The Rights Offering Warrants were subject to redemption by the Company, on or after December 16, 2020, six months after the issuance date, for $0.01 per warrant, with not less than 30 days written notice, if the volume weighted average price of our common stock equaled or exceeded 200% of the exercise price for the Rights Offering Warrants for 10 consecutive trading days. On December 31, 2020, the Company met the requirements for redemption of these warrants and delivered a notice of redemption to redeem all of the outstanding warrants that remained unexercised at February 5, 2021, for the redemption price of $0.01 per warrant. Pursuant to the redemption, the Company redeemed 5,139 warrants. Prior to the February 5, 2021 redemption date, 636,432 warrants were exercised, generating approximately $4.5 million of total gross proceeds to the Company. As of March 31, 2022, there were no Rights Offering Warrants outstanding.

Equity Plans

2017 Equity Incentive Plan and 2017 Inducement Equity Incentive Plan

The Board of Directors of the Company (the “Board”) previously adopted, and the Company’s stockholders approved, the Company’s 2017 Equity Incentive Plan (the “2017 Plan”).

The 2017 Plan has a 10-year term, and provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and performance shares to employees, directors and consultants of the Company and any parent or subsidiary of the Company, as the Compensation Committee of the Board may determine. Subject to an annual evergreen increase and adjustment in the case of certain capitalization events, the Company initially reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to awards under the 2017 Plan. In addition, shares remaining available under the Company’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”), and shares reserved but not issued pursuant to outstanding equity awards that expire or terminate without being exercised or that are forfeited or repurchased by the Company will be added to the shares of common stock available for issuance under the 2017 Plan. The 2017 Plan is administered by the Board’s Compensation Committee. Effective January 1, 2022, the number of shares of common stock available under the 2017 Plan increased automatically by 1,188,657 shares pursuant to the evergreen provision of the 2017 Plan, which provides that the number of shares available to grant under the 2017 Plan will increase each year by the lesser of (i) 1,200,000 shares, (ii) 4% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. As of March 31, 2022, 2,339,229 shares of common stock remained available for issuance under the 2017 Plan.

In November 2017, the Board adopted the 2017 Inducement Equity Incentive Plan (the “Inducement Plan”) and reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan was adopted without stockholder approval.

The Inducement Plan has a 10-year term, and provides for the grant of equity-based awards, including nonstatutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares and performance units, and its terms are substantially similar to the 2017 Plan, including with respect to treatment of equity awards in the event of a “merger” or “change in control” as defined under the Inducement Plan. Options issued under the Inducement Plan may have a term up to ten years and have variable vesting provisions. New hire grants generally vest 25% per year starting upon the first anniversary of the grant. Equity-based awards issued under the Inducement Plan are only issuable to individuals not previously engaged as employees or as non-employee directors of the Company prior to the Inducement Plan’s adoption date. In May 2021, the Board approved an amendment to the Inducement Plan to reserve an additional 1,000,000 shares of the Company’s common stock for issuance pursuant to the Inducement Plan. As of March 31, 2022, 775,066 shares of common stock remained available for issuance under the Inducement Plan.

A summary of stock option activity under the 2015 Plan, 2017 Plan and Inducement Plan for the three-months ended March 31, 2022 is presented below:

	Stock Options Outstanding
		Weighted
	Number	average
	of shares	exercise price
Balances — December 31, 2021	5,996,813	$15.77
Options granted	381,300
Options exercised	-
Options canceled	(819,229)
Options expired	-
Balances — March 31, 2022	5,558,884	$15.62
Exercisable — March 31, 2022	3,670,055	$15.99

Time-based Options

The Company awards time-based options which vest and become exercisable, subject to the individual’s continued employment or service through the applicable vesting date. Time-based options can have various vesting schedules, most commonly new hire grants which generally vest 25% per year starting upon the first anniversary of the grant.

A summary of the time-based stock option activity under the 2015 Plan, 2017 Plan and Inducement Plan for the three-months ended March 31, 2022 is presented below:

	Stock Options Outstanding
		Weighted
	Number	average
	of shares	exercise price
Balances — December 31, 2021	4,796,716	$16.44
Options granted	231,300
Options exercised	-
Options canceled	(203,354)
Options expired	-
Balances — March 31, 2022	4,824,662	$15.94
Exercisable — March 31, 2022	3,367,508	$16.39

Performance Options

Certain stock options awarded to the Company’s executives and other key employees contain performance conditions related to certain financial measures and achievements of strategic/operational milestones. The options will vest and become exercisable once the specific performance condition is fulfilled.

A summary of the performance option activity under the 2017 Plan and Inducement Plan for the three-months ended March 31, 2022 is presented below:

	Stock Options Outstanding
		Weighted
	Number	average
	of shares	exercise price
Balances — December 31, 2021	1,200,097	$13.11
Options granted	150,000
Options exercised	-
Options canceled	(615,875)
Options expired	-
Balances — March 31, 2022	734,222	$13.51
Exercisable — March 31, 2022	302,547	$11.48

The Company estimates the fair value of employee stock options on the grant date using the Black-Scholes option pricing model. The estimated fair value of employee stock options is amortized on a straight-line basis over the requisite service period of the awards. The Company reviews, and when deemed appropriate, updates the assumptions used on a periodic basis. Due to the limited trading history of the Company’s common stock, the Company utilizes a portfolio of comparable companies to estimate volatility. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three-Month Periods Ended March 31,
	2022	2021
Expected term in years	6.3 - 6.8	6.1
Expected volatility	83%	78%
Risk-free interest rate	1.9%	1.0 - 1.1%
Dividend yield	—	—

2017 Employee Stock Purchase Plan

The Board previously adopted and the stockholders approved the Company’s 2017 Employee Stock Purchase Plan (the “2017 ESPP”).

The 2017 ESPP is a broad-based plan that provides employees of the Company and its designated affiliates with the opportunity to become stockholders through periodic payroll deductions that are applied towards the purchase of Company common shares at a discount from the then-current market price. Subject to adjustment in the case of certain capitalization events, a total of 250,000 common shares of the Company were available for purchase at adoption of the 2017 ESPP. Pursuant to the 2017 ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 450,000 shares, (ii) 1.5% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. The Board waived the evergreen provision for 2022 and no additional shares were reserved under the 2017 ESPP. During the three-month period ended March 31, 2022, the Company issued 85,844 shares of common stock under the 2017 ESPP. As of March 31, 2022, 563,252 shares of common stock remained available for issuance under the 2017 ESPP.

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

	Three-Month Periods Ended March 31,
	2022	2021
Expected term in years	0.5 - 1.0	0.5 - 1.0
Expected volatility	83%	91%
Risk-free interest rate	0.6 - 0.9%	0.07 - 0.08%
Dividend yield	—	—

Stock-based Compensation

Total stock-based compensation expense consisted of the following (in thousands):

	Three-Month Periods Ended
	March 31,
	2022	2021
Cost of revenues	$90	$—
Research and development	457	3,166
Sales and marketing	454	1,761
General and administrative	1,006	2,038
Total stock-based compensation expense	$2,007	$6,965

As of March 31, 2022, not all of the performance conditions of the performance options are probable to be achieved. Compensation expense has only been recognized for those conditions that are assumed to be probable.

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

Total stock-based compensation expense by type was as follows (in thousands):

	Three-Month Periods Ended
	March 31,
	2022	2021
Time-based options	$1,807	$1,770
Performance options	84	5,141
ESPP	116	54
Total stock-based compensation expense	$2,007	$6,965

7. Research Grants and Agreements

Sponsored Research Agreement

The Company may sponsor research activities (“SRAs”) performed by ODURF. ODURF is compensated by the Company for its conduct of each study in accordance with the budget and payment terms set forth in the applicable task order. In March 2021, the Company agreed to sponsor a task order in the amount of $0.3 million for research performed during the subsequent 12-month period to be funded through monthly payments to ODURF. In May 2021, the Company agreed to sponsor an additional task order in the amount of $0.3 million for research performed during the subsequent 12-month period. These SRAs are funded through monthly payments to ODURF. Payments will be made upon ODURF certifying, to the Company’s reasonable satisfaction, that ODURF has met its obligations pursuant to the specified task order and statement of work. The principal investigator may transfer funds with the budget as needed without the Company’s approval so long as the obligations of ODURF under the task order and statement of work remain unchanged and unimpaired. During the three-month period ended March 31, 2022, the Company incurred costs relating to the SRAs equal to $0.1 million. During the three-month period ended March 31, 2021, there were no costs incurred relating to the SRAs. As of March 31, 2022, there is approximately $0.1 million of unbilled SRAs left under the task orders.

8. Commitments and Contingencies

Loan Agreement

On March 11, 2021, the Company and Robert W. Duggan, the Board Chairman, entered into a Loan Agreement in connection with Mr. Duggan lending the principal sum of $41.0 million to the Company. The Loan Agreement bore interest at a rate per annum equal to 5.0%, payable quarterly commencing on July 1, 2021. During the three-month period ended March 31, 2021, the Company recorded $0.1 million of interest expense in relation to this Loan Agreement. During the three-month period ended March 31, 2022, there was no interest expense recorded in relation to this Loan Agreement. In June 2021, the Loan Agreement was terminated and $41.0 million principal, together with approximately $0.6 million of accrued and unpaid interest, was fully settled via issuance of the Company’s common stock at a price per share of $16.40. Refer to Note 6 for additional details of the private placement sale.

Insurance Loan Agreement

On May 13, 2021, the Company secured its annual director and officer liability insurance policy. The total premiums for the policy are approximately $2.6 million, of which the Company made a down payment of $0.7 million and financed the balance of $1.9 million via an Insurance Loan Agreement. The Insurance Loan Agreement has an annual interest rate of 3.69% and requires monthly payments through February 2022, upon which the Insurance Loan Agreement was paid in full. At March 31, 2022, there was no outstanding portion of this Insurance Loan Agreement recorded on the balance sheet.

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

Information related to the Company’s right-of-use assets and related lease liabilities are as follows (in thousands, except for remaining lease term and discount rate):

Year Ending December 31:
2022 (remaining 9 months)	$1,359
2023	1,845
2024	1,910
2025	1,977
2026	2,046
Thereafter	6,191
Total lease payments	15,328
Less imputed interest	(4,696)
Total lease liabilities	$10,632

Other supplemental information:
Current operating lease liabilities	$799
Non-current operating lease liabilities	9,833
Total lease liabilities	$10,632

Cash paid for operating lease liabilities	$447

Weighted average remaining lease term	7.59
Weighted average discount rate	10%

Rent expense, including common area maintenance charges, was $0.5 million for each of the three-month periods ended March 31, 2022 and 2021.

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

In February 2022, a civil securities lawsuit was filed in the U.S. District Court for the Northern District of California against the Company and certain of its executive officers, following the Company’s announcement on February 8, 2022 that it had received an Additional Information letter from the FDA indicating that the FDA did not believe the Company provided sufficient clinical evidence to support its 510(k) submission to add the treatment of sebaceous hyperplasia to the CellFX System’s current U.S. labeling, and the subsequent decline of the market price of the Company’s common stock. The lawsuit seeks class certification, unspecified damages, fees, costs, and expenses. Based upon currently available information, the Company believes the allegations in this case are without merit and will defend itself vigorously against them; however, litigation is inherently uncertain. The Company expects to file a motion to dismiss the case later this year, and an estimate of possible loss or range of loss, if any, cannot be made at this time.

9.   Controlled Launch

In February 2021, the Company received 510(k) clearance from the U.S. FDA for its proprietary CellFX System for dermatologic procedures requiring ablation and resurfacing of the skin. In January 2021, the Company received CE marking approval for the CellFX System, which allows for marketing of the system in the EU for treatment of general dermatologic conditions, including SH, SK, and cutaneous non-genital warts. Additionally, in June 2021 the Company received Health Canada approval for the CellFX System, which allows for marketing of the system in Canada for use in dermatological procedures requiring ablation and resurfacing of the skin for the reduction, removal, and/or clearance of cellular-based benign lesions. In February 2021, the Company commenced a controlled launch of the CellFX System in the United States and European Union via its CellFX Expectations Excelled Program (the “Controlled Launch”). Subsequent to receiving Health Canada approval in June 2021, the Company also commenced its Controlled Launch in Canada.

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

As patient procedures and surveys are completed under the Controlled Launch program, the Company accrues the value of the credits earned, which are recorded in accrued expenses, with a corresponding charge to sales and marketing expense. During the three-month periods ended March 31, 2022 and 2021, the Company recorded $0.3 million and $0.1 million, respectively, of sales and marketing expense in relation to the Controlled Launch.

During the three-month period ended March 31, 2022, certain consultants completed the Controlled Launch and entered into purchase agreements with the Company, whereby they used their credits or other earned payments towards the purchase of a CellFX System. Accordingly, approximately $0.3 million of the accrued liability related to the Controlled Launch was relieved and recognized as revenue on a non-cash basis as a result of these purchases. See Note 10 for additional detail of revenue transactions.

10. Revenue

The Company recognizes revenue at a point in time when it satisfies performance obligations by transferring control of promised goods to its customers. The amount of revenue recognized is equal to the consideration which the Company is entitled to in exchange for the promised goods, excluding any amounts assessed by government authorities for taxes which might be collected from a customer. This consideration may include non-cash services performed, as is the case with revenue recognized in connection with the Controlled Launch. Total revenue recognized for the three-month period ended March 31, 2022 was $0.4 million, of which approximately $0.3 million was driven by the redemption of non-cash credits earned as part of the Controlled Launch, with the balance of approximately $0.1 million driven by cash purchases of cycle units (“CUs”) and one CellFX commercial console.

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

Controlled Launch Agreements

In August 2021 the Company began to recognize revenue in relation to the conversion of Controlled Launch program participants into sales agreements (Note 9). These customers were already in possession of the system, handpiece, and tips. As such, upon execution of these purchase agreements, the Company recognized revenue on the agreements because control of all performance obligations were transferred at that time. These customers separately purchased CUs in order to operate the CellFX System and the revenue for these CUs was recognized upon delivery of the CUs to CellFX CloudConnect.

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

Revenue by product consisted of the following (in thousands):

	Three-Month Periods Ended
	March 31,
	2022	2021
Systems	$367	$—
Cycle units	77	—
Total consolidated revenue	$444	$—

Revenue by geography consisted of the following (in thousands):

	Three-Month Periods Ended
	March 31,
	2022	2021
North America	$312	$—
Rest of World	132	—
Total consolidated revenue	$444	$—

12.   Related Party Transactions

On March 11, 2021, the Company and Robert W. Duggan, majority stockholder and Board Chairman, entered into a Loan Agreement in connection with Mr. Duggan lending the principal sum of $41.0 million to the Company (Note 8).

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

13.   Restructuring Charges

On March 31, 2022, the Company initiated a plan to reduce its operating expenses, preserve financial resources, and focus its sales and marketing efforts on increasing utilization of CellFX Systems. The Company’s Board of Directors has approved changes to the Company’s commercial leadership, restructuring of its commercial field organization and reductions in other personnel and expenses across the Company. The Company announced a reduction in force effective as of March 31, 2022. The affected employees were offered separation benefits, including severance payments along with temporary healthcare coverage assistance. The Company has accrued a discrete restructuring related charge of $0.7 million on the condensed consolidated balance sheet as of March 31, 2022 and the related expenses are included within total cost and expenses on the condensed consolidated statement of operations for the three-month period ended March 31, 2022. This charge represents the total expected amount to be incurred in connection with the activity. The balance of $0.7 million is expected to be paid throughout 2022.

14.   Subsequent Events

On April 14, 2022, the Company announced that the Board of Directors approved a rights offering (the “2022 Rights Offering”) available to all holders of record of the Company’s common stock, par value $0.001 per share (the “Common Stock”) as of the close of market on April 25, 2022. The 2022 Rights Offering will be made through the distribution of non-transferable subscription rights to purchase up to an aggregate of $15,000,000 worth of units (“Units”), with each Unit consisting of (i) one share of Common Stock, and (ii) a warrant to purchase one share of Common Stock (the “Warrants”), in a public offering that commenced on May 4, 2022. The subscription price for each Unit will be equal to the lesser of (i) $3.72, the closing price of the Common Stock on April 13, 2022, and (ii) the volume weighted average price of the Common Stock for the five trading day period through and including the expiration date of the offering, May 23, 2022. The 2022 Rights Offering includes an over-subscription right to permit each rights holder that exercises its basic subscription rights in full to purchase additional Units that remain unsubscribed at the expiration of the offering, subject to availability on a pro rata basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included in this Quarterly Report and those in our Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements

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

Special Note Regarding Key Metrics

We review a number of metrics, including weekly utilization rates, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” for a discussion of how we calculate and use weekly utilization rates..

Our calculation of these metrics is not based on any standardized industry methodology and is not necessarily calculated in the same manner or comparable to similarly titled measures presented by other companies. Similarly, our measures of utilization rates may differ from estimates published by third parties or from similarly-titled metrics in the medical device industry due to differences in methodology. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring usage and engagement by our commercial customers around the world.

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

In February 2021, we initiated controlled launch programs in the United States and the European Union and in June 2021 we initiated a controlled launch program in Canada (collectively, our “Controlled Launch”). Under the Controlled Launch program, the physicians and their patients complete evaluation surveys about their experiences with the CellFX System and provide other information helpful to defining best practices for the introduction of the CellFX System into the clinic practice. A total of seventy clinics agreed to participate and were onboarded under the Controlled Launch program across the United States, Europe, and Canada. In August 2021, we began to convert Controlled Launch program participants into sales agreements, triggering revenue recognition. During the three-month period ended March 31, 2022, ten Controlled Launch program participants opted to purchase their CellFX System and five clinics opted out of the program. As of March 31, 2022, a total of thirty-nine Controlled Launch program participants have opted to purchase their CellFX System and eleven clinics have opted out of the program. An objective of the Controlled Launch program is to turn participating clinics into high utilization commercial customers that will serve as important reference clinics for future commercial customers.

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

We completed the commercial sale of one CellFX System in the three-month period ended March 31, 2022. The majority of our revenue for the three-month period ended March 31, 2022, was recognized on a non-cash basis when Controlled Launch program participants applied their earned credits towards the purchase of a CellFX System. See Note 9 for additional details of the Controlled Launch program and Note 10 for additional details of the revenue transactions.

There were forty-two CellFX commercial clinics as of March 31, 2022. Commercial clinics include Controlled Launch program participant conversions and clinics that have purchased a CellFX System outside of the Controlled Launch program. These commercial clinics performed a total of 700 patient sessions during the first quarter of 2022. While we generated increasing average commercial clinic utilization throughout the first quarter of 2022, we were not satisfied with the rate the utilization was increasing, leading to our change in commercial leadership and strategy.

Since the first conversion in the Controlled Launch program, we have been tracking weekly utilization of the CellFX Systems owned by the commercial accounts. The 4-week moving average presented below is an example of the types of reports we have used to conclude that utilization has been slower than we had anticipated given the CellFX System’s many clinical successes. The below graph was prepared using data from our commercial accounts only. We have excluded data from clinics still participating in the Controlled Launch program, as well as practice sessions and similar non-revenue generating procedures. Utilization was measured as commercial sessions defined as individual patient treatments, regardless of the number of lesions treated, performed using CellFX Systems that have been purchased or converted to commercial use from the Controlled Launch program.

Average Commercial Sessions/Clinic/Week (4-week moving average)
Commercial Sessions
2.5
2.0
1.5
1.0
0.5
0.0
0.4
0.6
0.6
0.9
1.0
1.0
1.2
1.1
1.4
2.0
2.0
2.1
2.0
1.7
1.6
1.7
1.6
1.2
1.1
1/2/2022
1/9/2022
1/16/2022
1/23/2022
1/30/2022
2/6/2022
2/13/2022
2/20/2022
2/27/2022
3/6/2022
3/13/2022
3/20/2022
3/27/2022
4/3/2022
4/10/2022
4/17/2022
4/24/2022
5/1/2022
5/8/2022

It is now our priority to drive more consistent and accelerating commercial utilization of CellFX Systems. We have initially partnered with nine of our commercial clinics across the United States, the European Union and Canada to collaborate on developing commercial best practices to demonstrate the clinical and economic value of a CellFX System completely integrated in a dermatology practice. During the first quarter of 2022, these nine clinics averaged fourteen commercial sessions per month. Our goal for these clinics is forty commercial sessions per month on a consistent basis. Once this initial group has achieved this level of utilization, we expect to have a blueprint for the necessary training, education, and marketing required and will be in a position to apply this blueprint to the rest of our commercial clinics and new clinic sales going forward.

Until we achieve our utilization goals, we will have a reduced emphasis on CellFX System sales into new clinics. We will continue to develop and build our capital sales pipeline and believe that as we reach our utilization goals, we will be well positioned to begin focusing on capital sales.

In February 2022, we appointed Kevin Danahy as Chief Commercial Officer. Mr. Danahy has a proven track record of building exceptional commercial teams and implementing strategies to drive market penetration and significant growth with disruptive medical technologies across a variety of medical disciplines.

On March 31, 2022, we initiated a plan to reduce our operating expenses, preserve financial resources, and focus our sales and marketing efforts on increasing utilization of CellFX Systems. As a result of this focus, we initiated operating expense reduction programs across the Company. Our Board of Directors has approved changes to our commercial leadership, restructuring of our commercial field organization and reductions in other personnel and expenses. We announced a reduction in force effective as of March 31, 2022. The affected employees were offered separation benefits, including severance payments along with temporary healthcare coverage assistance. We have accrued a discrete restructuring related charge of $0.7 million on the condensed consolidated balance sheet as of March 31, 2022, (Note 4) and the related expenses are included within total cost and expenses on the condensed consolidated statement of operations for the three-month period ended March 31, 2022.

We are pursuing specific indications for the CellFX System in the United States similar to the regulatory clearances we have received in Europe and Canada, requiring additional 510(k) submissions, and likely based on comparative clinical data. In December 2021, we submitted a 510(k) to add the treatment of SH to the CellFX System’s indications for use in the United States. In February 2022 we received an AI letter from the FDA in response to the 510(k) submitted. In the AI letter, the FDA stated it did not believe the Company provided sufficient clinical evidence at this time to support the expanded indication for use, and that the Company had not met the primary endpoints of the SH FDA-approved IDE study. The Company met with the FDA at the end of April 2022 to gain clarification regarding the AI letter and to discuss the appropriate next steps. Following the meeting and at the FDA’s request, the Company provided additional analysis of the sebaceous hyperplasia comparative clinical data. The Company anticipates a follow-on discussion with the FDA to review the additional datasets and expects to continue to collaborate with the FDA to formally respond to the AI letter.

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

On May 4, 2022, the Company commenced its 2022 Rights Offering to sell up to an aggregate of $15,000,000 worth of Units. Each Unit consists of (i) one share of Common Stock, and (ii) a Warrant to purchase one share of Common Stock. The subscription price for each Unit in the 2022 Rights Offering will be equal to the lesser of (i) $3.72, the closing price of the Common Stock on April 13, 2022, and (ii) the volume weighted average price of the Common Stock for the five trading day period through and including the expiration date of the offering, May 23, 2022. The 2022 Rights Offering includes an over-subscription right to permit each rights holder that exercises its basic subscription rights in full to purchase additional Units on a pro rata basis, subject to availability. Mr. Duggan, our majority stockholder and Board Chairman, has indicated that he intends to exercise all of his basic subscription rights in the 2022 Rights Offering, but he has not made any formal binding commitment to do so.

Over the past few years, Mr. Duggan has made significant investments in our Company to fund its operations. Mr. Duggan may or may not elect to participate in any number of our future fundraisings, as described above, and he may choose to invest more than his current pro rata share in any of these fundraisings, or alternatively he may offer to provide debt financing as may be needed in order to maintain the Company as a going concern.

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

Our significant accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2021. We continually evaluate the accounting policies and estimates used in preparing our consolidated financial statements. There have been no material changes to the Company’s significant accounting policies during the three-month period ended March 31, 2022, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Valuation of Inventory

Inventory is stated at lower of cost or net realizable value. We established the inventory basis by determining the cost based on standard costs approximating the purchase costs on a first-in, first-out basis. Net realizable value is the estimated selling price in the ordinary course of our business, less reasonably predictable costs of completion, disposal, and transportation. The cost basis of our inventory will be reduced for any products that are considered excessive or obsolete based upon assumptions about future demand and market conditions. At March 31, 2022, there is no reduction to the balance of inventory for excessive and obsolete inventory.

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

Results of Operations

Comparison of the three-month periods ended March 31, 2022 and 2021

Our condensed consolidated statements of operations as discussed herein are presented below:

	Three-Month Periods Ended
	March 31,
(in thousands)	2022	2021	$ Change
Revenues:
Product revenues	$444	$—	$444
Total revenues	444	—	444
Cost and expenses:
Cost of revenues	909	—	909
Research and development	6,769	9,063	(2,294)
Sales and marketing	5,541	4,146	1,395
General and administrative	4,498	5,316	(818)
Total cost and expenses	17,717	18,525	(808)
Loss from operations	(17,273)	(18,525)	1,252
Other income (expense):
Interest income (expense), net	—	(114)	114
Total other income (expense)	—	(114)	114
Net loss	$(17,273)	$(18,639)	$1,366

Revenues

Revenues increased by $0.4 million to $0.4 million for the three-month period ended March 31, 2022, from zero during the same period in 2021 because we commenced sales agreement activity in August 2021 which triggered the recognition of revenue.

Cost of Revenues

Cost of revenues increased by $0.9 million to $0.9 million for the three-month period ended March 31, 2022, from zero during the same period in 2021. Prior to commercialization in August 2021, all uncapitalized manufacturing related overhead costs were recorded as research and development expenses. Upon commercialization, these costs are recorded as cost of revenue. Cost of revenue for the three-month period ended March 31, 2022 consisted primarily of the uncapitalized manufacturing related overhead costs for products assembled during the quarter. Substantially all of the inventory sold during the three-month period ended March 31, 2022, was previously reserved.

Research and Development

Research and development expenses consist of compensation and other related employee expenses for research and development personnel, clinical trials and consulting costs related to the design, development and enhancement of our potential future products, prototype material and devices. Research and development expenses decreased by $2.3 million to $6.8 million for the three-month period ended March 31, 2022, from $9.1 million during the same period in 2021 primarily due to decreases of $2.7 million in stock-based compensation, partially offset by $0.1 million of increased compensation and other employee related expenses, and $0.1 million related to restructuring related initiatives.

Sales and Marketing

Sales and marketing expenses consist of compensation and other related employee expenses for sales and marketing personnel, expenses associated with advertising and training, and marketing studies including our Controlled Launch program. Sales and marketing expenses increased by $1.4 million to $5.5 million for the three-month period ended March 31, 2022, from $4.1 million during the same period in 2021 primarily due to $1.6 million of increased compensation and other employee related expenses related primarily due to increased headcount, discrete restructuring related charge of $0.5 million, $0.2 million of increased non-cash Controlled Launch expenses, and $0.2 million of increased promotional activities. The increases were offset by a decrease of $1.3 million in stock-based compensation. The increases in sales and marketing activities are attributable to our FDA clearance, CE marking approval, and Health Canada clearance as we commercialize our CellFX System. The reduction in force was announced and effective as of March 31, 2022, therefore the headcount reduction and associated expense reductions were not yet reflected in the activity for the three-month period ended March 31, 2022.

General and Administrative

General and administrative expenses consist of compensation and other related employee expenses for executives, finance, legal, human resources, information technology, and administrative personnel, professional fees, patent fees and costs, insurance costs and other general corporate expenses. General and administrative expenses decreased by $0.8 million to $4.5 million for the three-month period ended March 31, 2022, from $5.3 million during the same period in 2021 primarily due to $1.0 million of decreased stock-based compensation partially offset by $0.3 million of increased compensation and other employee related expenses driven largely by headcount growth to support commercial growth.

Other Income (Expense)

Interest expense decreased by $0.1 million to zero for the three-month period ended March 31, 2022, from $0.1 million during the same period in 2021 primarily due to the interest associated with the Loan Agreement which was terminated in June 2021. Interest income was flat when comparing the three-month period ended March 31, 2022 to the same period in 2021.

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

On February 4, 2021, we entered into a Sales Agreement with Stifel as sales agent, pursuant to which we may offer and sell, from time to time, through Stifel, up to $60.0 million in shares of our common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. We have no obligation to make any sales of our common stock pursuant to such Sales Agreement. During the three-month period ended March 31, 2022, we did not issue or sell any shares of common stock under the Sales Agreement. During the three-month period ended March 31, 2021, we issued and sold 288,490 shares of common stock under the Sales Agreement. The shares were sold at a weighted average price of $27.73 per share for aggregate net proceeds of approximately $7.4 million, after deducting sales commissions and offering costs payable by us.

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

On June 30, 2021, we entered into a Securities Purchase Agreement with Mr. Duggan, pursuant to which we issued and sold to Mr. Duggan 3,048,780 shares of our common stock, par value $0.001 per share, in a private placement, at a price per share of $16.40. The shares were paid for through (i) the conversion of the $41 million aggregate principal amount, together with all accrued and unpaid interest outstanding, pursuant to the Loan Agreement by and between us and Mr. Duggan (Note 8), and (ii) additional cash in the amount of approximately $8.4 million. Upon closing of this Private Placement and satisfaction of the outstanding debt, the Loan Agreement was terminated, without early termination fees or penalties being owed by us, and no additional amounts were owed to Mr. Duggan under the Loan Agreement. The cash proceeds of approximately $8.4 million were received by us in July 2021.

Our condensed consolidated statements of cash flows as discussed herein are presented below:

	Three-Month Periods Ended
	March 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(15,594)	$(11,687)
Net cash provided by (used in) investing activities	(279)	7,949
Net cash provided by (used in) financing activities	(65)	51,158
Net increase (decrease) in cash and cash equivalents	$(15,938)	$47,420

To date, we have generated limited revenue and used cash in our operating activities. As a result, we have incurred significant operating losses in each year since our inception and we may continue to incur additional losses for the next several years. As of March 31, 2022, the Company had an accumulated deficit of $253.5 million, cash outflows from operations of $15.6 million for the three months then ended, cash and cash equivalents of $12.7 million and a net loss of $17.3 million. These factors, combined with the Company’s forecast of cash required to fund operations for a period of at least twelve months from the date of issuance of the accompanying consolidated financial statements, raise substantial doubt under ASC 205-40, Presentation of Financial Statements – Going Concern about the Company’s ability to continue as a going concern within one year after the issuance of these consolidated financial statements. We plan to raise additional capital in the future to fund our operations through public or private equity offerings, debt financings, or our at-the-market equity offering program, or by entering into revenue-generating collaborations. Refer to Note 14 for details of a rights offering that management announced on April 14, 2022, to raise additional capital. Mr. Duggan, our majority stockholder, may elect to participate in any number of our future financings, or alternatively he may offer to provide debt financing as may be needed in order to maintain the Company as a going concern. We can give no assurance, at this time, that additional financing or a collaboration will be available when needed on terms acceptable to us, however.

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

During the three-month period ended March 31, 2022, we used cash in the amount of $15.6 million in operating activities. The difference between cash used in operating activities and net loss consisted primarily of stock-based compensation, depreciation and amortization, as well as increases in inventory and accounts payable.

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

During the three-month period ended March 31, 2022, $0.3 million of cash used in investing activities was driven by the purchase of property and equipment.

During the three-month period ended March 31, 2021, $7.9 million of cash provided by investing activities was primarily from $8.0 million of cash proceeds from the maturities of investments, partially offset by the purchase of property and equipment.

Financing Activities

During the three-month period ended March 31, 2022, cash used in financing activities was $0.1 million, primarily due to $0.4 million of payments made on the Insurance Loan Agreement, partially offset by cash received from the sale of stock under our employee stock purchase plan.

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

Contractual Obligations

There have been no material changes outside the ordinary course of our business to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Off-Balance Sheet Arrangements

At March 31, 2022, we did not have any transactions, obligations or relationships that constitute off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. No liability associated with such indemnification agreements has been recorded as of March 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2021. We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates. We do not hold financial instruments for trading purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive and principal financial officers, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective (a) to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (b) to include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act, as amended, that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

In February 2022, a civil securities lawsuit was filed in the U.S. District Court for the Northern District of California against the Company and certain of its executive officers, following the Company’s announcement on February 8, 2022 that it had received an Additional Information letter from the FDA indicating that the FDA did not believe the Company provided sufficient clinical evidence to support its 510(k) submission to add the treatment of sebaceous hyperplasia to the CellFX System’s current U.S. labeling, and the subsequent decline of the market price of the Company’s common stock. The lawsuit seeks class certification, unspecified damages, fees, costs, and expenses. Based upon currently available information, we believe the allegations in this case are without merit and we will defend vigorously against them. The Company expects to file a motion to dismiss the case later this year, and an estimate of possible loss or range of loss, if any, cannot be made at this time.

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

There is substantial doubt about our ability to continue as a going concern, and such doubt will remain even if the 2022 Rights Offering is fully subscribed unless we are able to raise additional capital by other means.

To date, we have generated limited revenue from product sales and have incurred significant operating losses in each year since our inception and we anticipate that losses may continue for the next several years or until such time as we can generate substantial product revenue and achieve profitability. In connection with the preparation of this Quarterly Report for the three months ended March 31, 2022, our management has concluded that there is substantial doubt as to whether we can continue as a going concern for the twelve months following the issuance of this Quarterly Report. Our ability to continue as a going concern is dependent upon raising capital to maintain current operations and continue research and development efforts. We plan to raise additional capital to fund our operations through public or private equity offerings, debt financings, our at-the-market equity offering program, and/or potential new collaborations. There is no assurance, however, that any additional financing or any revenue-generating collaboration will be available when needed or that management of the Company will be able to obtain financing or enter into a collaboration on terms acceptable to the Company.

Based on our current operating plan, even if the 2022 Rights Offering contemplated by the Prospectus Supplement filed by the Company is fully subscribed, we will not be able to continue as a going concern over the next twelve months unless we raise additional capital by other means. These factors raise substantial doubt about our ability to continue as a going concern.

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

Our corporate restructuring and the associated headcount reduction announced in March 2022 may not result in anticipated savings, could result in total costs and expenses and attrition that are greater than expected and could disrupt our business.

On March 31, 2022, we announced an approximate 20% reduction in headcount as part of a corporate restructuring plan. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring plan, our operating results and financial condition would be adversely affected. We may have to undertake additional headcount reductions or restructuring activities in the future. Furthermore, our restructuring activities may be disruptive to our operations and could result in material delays in our new product development programs. For example, our headcount reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, or increase difficulties in our day-to-day operations, our CellFX System production efforts, servicing of commercial accounts, and product development activities. Our headcount reductions could also harm our ability to attract and retain qualified management, scientific, clinical, regulatory, manufacturing, and other personnel critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing and commercializing our new product candidates in the future and could also harm our existing and planned commercial activities in dermatology.

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

Additionally, we maintain a shelf registration statement on Form S-3 pursuant to which we may, from time to time, sell up to an aggregate of $190.0 million of our common stock, preferred stock, depositary shares, warrants, debt securities or units. We may also issue shares of common stock or securities convertible into, exchangeable or exercisable for our common stock from time to time in connection with financings, acquisitions, investments, or otherwise. Any such issuances would result in dilution to some or all of our existing stockholders and could cause our stock price to fall. We may also sell shares or other securities at a price per share that is less than the price per share paid by existing investors, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders.

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

Mr. Duggan’s controlling interest in the Company also creates the potential for conflicts of interest which be viewed unfavorably by minority stockholders, thereby hurting our stock price. For example, in November 2021, we engaged outside legal counsel to represent the Company even though the same legal counsel currently represents Mr. Duggan personally in other matters. This legal counsel represented Mr. Duggan in certain related party transactions described herein and could represent both the Company and Mr. Duggan in future related party transactions. Three of our directors, including Mr. Duggan, are executives at Summit Therapeutics Inc., another company in which Mr. Duggan holds a controlling equity interest. There are no family relationships among any of our directors or executive officers, however, Mr. Duggan and Dr. Zanganeh have a personal relationship with each other.

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

Mr. Duggan has indicated that he intends to exercise all of his basic subscription rights in the 2022 Rights Offering, but he has not made any formal binding commitment to do so. Mr. Duggan has also reserved the right to exercise any over-subscription rights to purchase additional Units that remain unsubscribed at the expiration of the 2022 Rights Offering, subject to availability, but he has not made a decision with respect to such over-subscription at this time. If other stockholders do not exercise their subscription rights and Mr. Duggan exercises only exercises his basic subscription rights, Mr. Duggan would become the beneficial owner of approximately 54% of our common stock (assuming no exercise of any Warrants to purchase shares of common stock acquired in the 2022 Rights Offering). If no other stockholder exercises their basic subscription rights, and Mr. Duggan exercises all of his basic subscription rights and all of his over-subscription rights, Mr. Duggan would become the beneficial owner of approximately 61% of our common stock.

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

PULSE BIOSCIENCES, INC.

Date: May 11, 2022	By:	/s/ Sandra A. Gardiner
Sandra A. Gardiner
Chief Financial Officer, Executive Vice President of Finance and Administration, and Treasurer (Principal Financial and Accounting Officer)