Form 10-Q
period 2022-06-30
Pulse Biosciences, Inc.
filed 2022-08-10
CIK 1625101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

Form 10-Q

___________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2022: 37,125,947

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PULSE BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$14,798	$28,614
Accounts receivable	8	61
Inventory	7,871	5,824
Prepaid expenses and other current assets	1,062	2,131
Total current assets	23,739	36,630
Property and equipment, net	2,386	2,462
Intangible assets, net	2,883	3,216
Goodwill	2,791	2,791
Right-of-use assets	8,433	8,785
Other assets	365	365
Total assets	$40,597	$54,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,948	$2,904
Accrued expenses	4,757	4,389
Deferred revenue	32	16
Lease liability, current	827	774
Note payable, current	—	436
Total current liabilities	7,564	8,519

Lease liability, less current	9,618	10,040
Total liabilities	17,182	18,559

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized – 50,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value: authorized – 500,000 shares; issued and outstanding – 37,126 shares and 29,716 shares at June 30, 2022 and December 31, 2021, respectively	37	29
Additional paid-in capital	290,847	271,861
Accumulated other comprehensive loss	—	—
Accumulated deficit	(267,469)	(236,200)
Total stockholders’ equity	23,415	35,690
Total liabilities and stockholders’ equity	$40,597	$54,249

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Product revenues	$265	$—	$709	$—
Total revenues	265	—	709	—
Cost and expenses:
Cost of revenues	1,344	—	2,253	—
Research and development	5,458	7,459	12,227	16,522
Sales and marketing	3,690	3,147	9,231	7,293
General and administrative	3,787	4,200	8,285	9,516
Total cost and expenses	14,279	14,806	31,996	33,331
Loss from operations	(14,014)	(14,806)	(31,287)	(33,331)
Other income (expense):
Interest income (expense), net	18	(517)	18	(631)
Total other income (expense)	18	(517)	18	(631)
Net loss	(13,996)	(15,323)	(31,269)	(33,962)
Other comprehensive gain (loss):
Unrealized gain on available-for-sale securities	—	—	—	1
Comprehensive loss	$(13,996)	$(15,323)	$(31,269)	$(33,961)
Net loss per share:
Basic and diluted net loss per share	$(0.44)	$(0.58)	$(1.02)	$(1.29)
Weighted average shares used to compute net loss per common share — basic and diluted	31,492	26,477	30,623	26,276

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six-Month Periods Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(31,269)	$(33,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	347	229
Amortization of intangible assets	333	333
Stock-based compensation	3,720	9,413
Net premium amortization and discount on available-for-sale securities	—	13
Changes in operating assets and liabilities:
Accounts receivable	53	—
Inventory	(2,047)	(2,691)
Prepaid expenses and other current assets	1,112	(2,454)
Other receivables	(30)	23
Right-of-use assets	352	319
Accounts payable	(931)	1,041
Accrued expenses	296	(754)
Deferred revenue	16	—
Lease liabilities	(369)	(192)
Accrued interest on note payable	1	629
Net cash used in operating activities	(28,416)	(28,053)
Cash flows from investing activities:
Purchases of property and equipment	(298)	(146)
Maturities of investments	—	8,000
Net cash provided by (used in) investing activities	(298)	7,854
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	372	421
Proceeds from exercises of warrants	—	4,217
Proceeds from exercises of stock options	—	678
Proceeds from issuance of common stock	14,963	48,348
Proceeds from issuance of related party note	—	1,730
Tax payments related to shares withheld for vested restricted stock units	—	(232)
Payments made on insurance loan agreement	(437)	—
Net cash provided by financing activities	14,898	55,162
Net increase (decrease) in cash and cash equivalents	(13,816)	34,963
Cash and cash equivalents at beginning of period	28,614	12,463
Cash and cash equivalents at end of period	$14,798	$47,426

Supplemental disclosure of noncash investing and financing activities:
Equipment purchases included in accounts payable and accrued expenses	$(27)	$65
Change in unrealized gains on available-for-sale securities	—	1
Accrued interest settled via issuance of common stock from private placement equity offering	—	629
Related party other receivable from issuance of common stock from private placement equity offering	—	8,371
Other receivable from issuance of common stock	13	25
Issuance costs for rights offering in accounts payable and accrued expenses	(74)	—

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, March 31, 2022	29,802	$29	$274,240	$—	$(253,473)	$20,796
Issuance of shares in Rights Offering, net of issuance costs of $111	7,317	7	14,882	—	—	14,889
Issuance of common stock pursuant to warrant exercise	7	1	12	—	—	13
Stock-based compensation expense	—	—	1,713	—	—	1,713
Net loss	—	—	—	—	(13,996)	(13,996)
Balance, June 30, 2022	37,126	$37	$290,847	$—	$(267,469)	$23,415

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2021	29,716	$29	$271,861	$—	$(236,200)	$35,690
Issuance of shares in Rights Offering, net of issuance costs of $111	7,317	7	14,882	—	—	14,889
Issuance of common stock under employee stock purchase plan	86	—	372	—	—	372
Issuance of common stock pursuant to warrant exercise	7	1	12	—	—	13
Stock-based compensation expense	—	—	3,720	—	—	3,720
Net loss	—	—	—	—	(31,269)	(31,269)
Balance, June 30, 2022	37,126	$37	$290,847	$—	$(267,469)	$23,415

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, March 31, 2021	26,401	$26	$211,550	$—	$(191,179)	$20,397
Issuance of common stock as part of debt extinguishment and private investment, net of issuance costs of $59	3,049	3	49,938	—	—	49,941
Issuance of common stock as part of ATM offering	131	—	2,469	—	—	2,469
Issuance of common stock upon exercise of stock options	5	—	59	—	—	59
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	22	—	(232)	—	—	(232)
Adjustment to shares issued under employee stock purchase plan	(2)	—	(9)	—	—	(9)
Stock-based compensation expense	—	—	2,448	—	—	2,448
Net loss	—	—	—	—	(15,323)	(15,323)
Balance, June 30, 2021	29,606	$29	$266,223	$—	$(206,502)	$59,750

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2020	25,550	$25	$195,410	$(1)	$(172,540)	$22,894
Issuance of common stock as part of debt extinguishment and private investment, net of issuance costs of $59	3,049	3	49,938	—	—	49,941
Issuance of common stock upon exercise of warrants	585	1	3,333	—	—	3,334
Issuance of common stock as part of ATM offering	288	—	7,432	—	—	7,432
Issuance of common stock upon exercise of stock options	45	—	508	—	—	508
Issuance of common stock under employee stock purchase plan	67	—	421	—	—	421
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	22	—	(232)	—	—	(232)
Stock-based compensation expense	—	—	9,413	—	—	9,413
Unrealized gain on available-for-sale securities	—	—	—	1	—	1
Net loss	—	—	—	—	(33,962)	(33,962)
Balance, June 30, 2021	29,606	$29	$266,223	$—	$(206,502)	$59,750

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

In February 2021, the Company received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for the CellFX System for dermatologic procedures requiring ablation and resurfacing of the skin. In January 2021, the Company received CE marking approval for the CellFX System, which allows for marketing of the system in the EU and, in June 2021, the Company received Health Canada approval for the CellFX System, which allows for marketing of the system in Canada. The CE mark and Health Canada approvals allow for use of the CellFX System in dermatological procedures requiring ablation and resurfacing of the skin for the reduction, removal, and/or clearance of cellular-based benign lesions, including SH, SK, and cutaneous non-genital warts. The Company will continue to pursue specific indications for the CellFX System in the United States similar to the regulatory clearances already received in Europe and Canada. This will require additional 510(k) submissions for each subsequent indication, and will likely be based on comparative clinical data. In December 2021, the Company submitted a 510(k) to add the treatment of SH to the CellFX System’s indications for use in the United States. In February 2022 the Company received an Additional Information (“AI”) letter from the FDA in response to the 510(k) submitted. In the AI letter, the FDA stated it did not believe the Company provided sufficient clinical evidence at this time to support the expanded indication for use, and that the Company had not met the primary endpoints of the SH FDA-approved IDE study. The Company met with the FDA at the end of April 2022 to gain clarification regarding the AI letter and to discuss the appropriate next steps. Following the meeting and at the FDA’s request, the Company provided additional analysis of the sebaceous hyperplasia comparative clinical data. The Company met with the FDA again in June 2022 to discuss the data. Following this meeting, the FDA requested further data which was provided in July 2022. The Company is expecting feedback from the FDA on the most recent data provided. The Company expects to continue to collaborate with the FDA to formally respond to the AI letter. Separately, in August 2022, the Company received 510(k) clearance from the FDA for expanded energy settings for use with the family of CellFX System treatment tips in dermatology. The expanded energy settings enable clinicians in the U.S. to provide more customized energy delivery specific to individual lesions.

In February 2021, the Company initiated controlled launch programs (Note 9) in the United States and the European Union and in June 2021 the Company initiated a controlled launch program in Canada (collectively, our “Controlled Launch”). In August 2021, the Company began to convert Controlled Launch program participants into sales agreements, thereby triggering revenue recognition.

On March 31, 2022, the Company initiated a plan to reduce its operating expenses, preserve financial resources, and focus its sales and marketing efforts on increasing utilization of CellFX Systems. The Company’s Board of Directors approved changes to the Company’s commercial leadership, restructuring of its commercial field organization and reductions in other personnel and expenses across the Company. The Company announced a reduction in force effective as of March 31, 2022. See Note 13 for additional details.

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

2. Summary of Significant Accounting Policies

Going Concern

As of June 30, 2022, the Company had an accumulated deficit of $267.5 million, cash outflows from operations of $28.4 million for the six months then ended, cash and cash equivalents of $14.8 million and a net loss of $31.3 million. The Company has recently begun to generate revenue from product sales, but anticipates net losses for the next several years or until it can generate substantial product revenue and achieve profitability. Based on the Company’s current operating plan, the Company has determined that, with its current financial resources, the Company would be able to operate into the fourth quarter of 2022. As the Company’s operating plan does not allow the Company to operate for a period of twelve months from the date the condensed consolidated financial statements are issued without additional financing, based on the Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern, the Company is required to disclose that substantial doubt regarding the Company’s ability to continue as a going concern exists. This evaluation initially cannot take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. To continue to fund the operations of the Company beyond this time period, management has developed plans, which primarily consist of raising additional capital through some combination of public or private equity offerings, debt financings, the Company’s at-the-market equity offering program, and/or potential new collaborations. There is no assurance, however, that any additional financing or any revenue-generating collaboration will be available when needed or that management of the Company will be able to obtain financing or enter into a collaboration on terms acceptable to the Company. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the Company’s December 31, 2021 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The condensed consolidated financial statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) and, as permitted by such rules and regulations, omit certain information and footnote disclosures necessary to present the financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The condensed consolidated balance sheet as of December 31, 2021 was derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three-month and six-month periods ended June 30, 2022, are not necessarily indicative of the results to be expected for the entire year or any future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the financial statements of Pulse Biosciences, Inc. and its wholly-owned subsidiaries. Intercompany balances and transactions, if any, have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the Financial Statements and accompanying notes to the condensed consolidated financial statements. Estimates include, but are not limited to, the valuation of cash equivalents, the valuation and recognition of share-based compensation, inventory valuation, warranty obligations, and the useful lives assigned to long-lived assets. The Company evaluates its estimates and assumptions based on historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from these estimates.

Significant Accounting Policies

The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The Company continually evaluates the accounting policies and estimates used in preparing the consolidated financial statements. There have been no material changes to the Company’s significant accounting policies during the six-month period ended June 30, 2022, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Valuation of Inventory

Inventory is stated at lower of cost or net realizable value. The Company establishes the inventory basis by determining the cost based on standard costs approximating the purchase costs on a first-in, first-out basis. Net realizable value is the estimated selling price in the ordinary course of the Company’s business, less reasonably predictable costs of completion, disposal, and transportation. The cost basis of the Company’s inventory will be reduced for any products that are considered excessive or obsolete based upon assumptions about future demand and market conditions. At June 30, 2022, the balance of inventory is reduced by $0.2 million for excessive and obsolete inventory.

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

Warranty accrual activity consisted of the following for the three-month and six-month periods ended June 30, 2022 and 2021 (in thousands):

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2022	2021	2022	2021
Beginning balance	$97	$—	$80	$—
Add: Accruals for warranties issued during the period	25	—	42	—
Less: Settlements made during the period	—	—	—	—
Ending balance	$122	$—	$122	$—

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

The following outstanding stock options, warrants and restricted stock units were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Six-Month Periods Ended
	June 30,
	2022	2021
Common stock warrants	7,310,917	600
Common stock options	5,608,140	5,827,524
Restricted stock units	—	89,273
Total	12,919,057	5,917,397

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

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis as of June 30, 2022 and December 31, 2021, respectively (in thousands):

		June 30, 2022				December 31, 2021
Assets	Classification	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$13,502	$—	$—	$13,502	$23,675	$—	$—	$23,675
Total assets measured at fair value		$13,502	$-	$—	$13,502	$23,675	$—	$—	$23,675

The Company did not have any financial liabilities measured on a recurring basis as of June 30, 2022 or December 31, 2021.

During the six-month period ended June 30, 2022, there were no transfers between Level 1, Level 2 or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

4. Balance Sheet Components

Inventory

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Raw materials	$3,497	$2,010
Work in process	1,788	1,371
Finished goods	2,586	2,443
Total inventory	$7,871	$5,824

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Leasehold improvements	$2,519	$2,519
Laboratory equipment	1,333	1,019
Furniture, fixtures, and equipment	932	932
Software	289	202
Construction in progress	56	186
	5,129	4,858
Less: Accumulated depreciation	(2,743)	(2,396)
Property and equipment, net	$2,386	$2,462

Depreciation expense was $0.2 million and $0.1 million for the three-month periods ended June 30, 2022 and 2021, and $0.3 million and $0.2 million for the six-month periods ended June 30, 2022 and 2021.

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

Intangible assets, net consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Acquired patents and licenses	$7,985	$7,985
Less: Accumulated amortization	(5,102)	(4,769)
Intangible assets, net	$2,883	$3,216

A schedule of the amortization of intangible assets for the remainder of 2022 and the succeeding four fiscal years is as follows (in thousands):

Year Ending December 31:
2022 (remaining 6 months)	$332
2023	665
2024	665
2025	665
2026	556
Total	$2,883

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Compensation	$3,695	$2,932
Controlled launch (Note 9)	267	534
Clinical trial costs and fees	134	245
Professional fees	202	85
Warranty	122	80
Other	255	513
D&O insurance (Note 12)	82	—
Total accrued expenses	$4,757	$4,389

Accrued compensation at June 30, 2022, includes a discrete charge of $0.2 million related to a reduction in force initiated on March 31, 2022. See Note 13 for additional details.

5. Goodwill

In 2014, the Company acquired three companies (the “Acquisitions”) for aggregate consideration of $5.5 million. In accordance with ASC Topic 805, Business Combinations, the Company recorded goodwill of $2.8 million in connection with the Acquisitions as the consideration paid exceeded the fair value of the net tangible assets and the intangible assets acquired.

The Company reviews goodwill for impairment at least annually or whenever changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Based on the Company’s annual impairment test as of December 31, 2021 the Company determined that no impairment of goodwill existed and was not aware of any indicators of impairment at such date. In addition, there were no indicators of impairment at June 30, 2022.

6. Stockholders’ Equity and Stock-Based Compensation

Rights Offering

On June 9, 2022, the Company completed a rights offering (the “2022 Rights Offering) resulting in the sale of 7,317,072 units (the “Units”), at a price of $2.05 per Unit, with each Unit consisting of one share of the Company’s common stock, par value $0.001 per share, and one warrant (the “2022 Rights Offering Warrants”) to purchase one share of common stock. The common stock and warrants comprising the Units separated upon the closing of the 2022 Rights Offering and were issued individually. 7,317,072 shares of common stock and warrants to acquire up to an additional 7,317,072 shares of common stock were issued in the 2022 Rights Offering. The Company received aggregate gross proceeds from the 2022 Rights Offering of $15 million. If exercised, additional gross proceeds of up to $15 million may be received through the exercise of the 2022 Rights Offering Warrants issued in the 2022 Rights Offering. Each 2022 Rights Offering Warrant is exercisable for one share of the Company’s common stock at an exercise price equal to $2.05. The 2022 Rights Offering Warrants are exercisable immediately and expire on the fifth anniversary of the closing of the 2022 Rights Offering. The 2022 Rights Offering Warrants are subject to redemption by the Company for $0.01 per underlying share of common stock, on not less than 30 days written notice, if the volume weighted average price of the Company’s common stock equals or exceeds 200% of the exercise price for the warrants, subject to adjustment, per share, for 20 consecutive trading days, provided that the Company may not redeem the warrants prior to the date that is three months after the issuance date.

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

At-the-Market Equity Offering

On February 4, 2021, the Company entered into a sales agreement (the “Sales Agreement”) with Stifel, Nicolaus & Company, Inc. (“Stifel”) as sales agent, pursuant to which the Company may offer and sell, from time to time, through Stifel, up to $60.0 million in shares of common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Company has no obligation to make any sales of its common stock pursuant to such Sales Agreement. During the six-month period ended June 30, 2022, the Company did not issue or sell any shares of common stock under the Sales Agreement. During the six-month period ended June 30, 2021, the Company issued and sold 288,490 shares of common stock under the Sales Agreement. The shares were sold at a weighted average price of $27.73 per share for aggregate net proceeds of approximately $7.4 million, after deducting sales commissions and offering costs payable by the Company.

Common Stock Warrants

In connection with a private placement in November 2014 of the Company’s common stock, par value $0.001 per share, the Company issued warrants as compensation to the placement agent to purchase a total of 299,625 shares of its common stock at an exercise price of $2.67 per share (the “Private Placement Warrants”). The Private Placement Warrants were exercisable for a period of seven years from issuance. In March 2021, warrants to purchase 45,638 shares of common stock were net exercised, resulting in the issuance of 40,563 shares of common stock. In November 2021, the last remaining 600 Private Placement Warrants expired unexercised, resulting in no further Private Placement Warrants outstanding.

In connection with the closing of the Company’s initial public offering in May 2016, the Company issued warrants as compensation to its underwriters, to purchase a total of 574,985 shares of its common stock at an exercise price of $5.00 per share (the “IPO Warrants”). The IPO Warrants were exercisable for a period of five years from issuance. In March 2021, warrants to purchase 85,385 shares of common stock were net exercised, resulting in the issuance of 68,958 shares of common stock. All IPO Warrants were exercised prior to their expiration in May 2021, resulting in no further IPO Warrants outstanding.

In connection with a June 2020 rights offering, the Company issued warrants (the “2020 Rights Offering Warrants”) to purchase a total of 641,571 shares of its common stock at an exercise price of $7.01. These 2020 Rights Offering Warrants were exercisable immediately and expired on the fifth anniversary of the completion of the Rights Offering, or June 16, 2025, subject to certain redemption rights by the Company. The 2020 Rights Offering Warrants were subject to redemption by the Company, on or after December 16, 2020, six months after the issuance date, for $0.01 per warrant, with not less than 30 days written notice, if the volume weighted average price of our common stock equaled or exceeded 200% of the exercise price for the 2020 Rights Offering Warrants for 10 consecutive trading days. On December 31, 2020, the Company met the requirements for redemption of these warrants and delivered a notice of redemption to redeem all of the outstanding warrants that remained unexercised at February 5, 2021, for the redemption price of $0.01 per warrant. Pursuant to the redemption, the Company redeemed 5,139 warrants. Prior to the February 5, 2021 redemption date, 636,432 warrants were exercised, generating approximately $4.5 million of total gross proceeds to the Company. As of June 30, 2022, there were no 2020 Rights Offering Warrants outstanding.

In connection with the 2022 Rights Offering, the Company issued 2022 Rights Offering Warrants to purchase a total of 7,317,072 shares of its common stock at an exercise price of $2.05. The 2022 Rights Offering Warrants are exercisable immediately and expire on the fifth anniversary of the closing of the 2022 Rights Offering. The 2022 Rights Offering Warrants are subject to redemption by the Company for $0.01 per underlying share of common stock, on not less than 30 days written notice, if the volume weighted average price of the Company’s common stock equals or exceeds 200% of the exercise price for the warrants, subject to adjustment, per share, for 20 consecutive trading days, provided that the Company may not redeem the warrants prior to the date that is three months after the issuance date. A total of 6,155 warrants were exercised in June 2022. As of June 30, 2022, there were 7,310,917 2022 Rights Offering Warrants outstanding.

Equity Plans

2017 Equity Incentive Plan and 2017 Inducement Equity Incentive Plan

The Board of Directors of the Company (the “Board”) previously adopted, and the Company’s stockholders approved, the Company’s 2017 Equity Incentive Plan (the “2017 Plan”).

The 2017 Plan has a 10-year term, and provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and performance shares to employees, directors and consultants of the Company and any parent or subsidiary of the Company, as the Compensation Committee of the Board may determine. Subject to an annual evergreen increase and adjustment in the case of certain capitalization events, the Company initially reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to awards under the 2017 Plan. In addition, shares remaining available under the Company’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”), and shares reserved but not issued pursuant to outstanding equity awards that expire or terminate without being exercised or that are forfeited or repurchased by the Company will be added to the shares of common stock available for issuance under the 2017 Plan. The 2017 Plan is administered by the Board’s Compensation Committee. Effective January 1, 2022, the number of shares of common stock available under the 2017 Plan increased automatically by 1,188,657 shares pursuant to the evergreen provision of the 2017 Plan, which provides that the number of shares available to grant under the 2017 Plan will increase each year by the lesser of (i) 1,200,000 shares, (ii) 4% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. As of June 30, 2022, 2,271,900 shares of common stock remained available for issuance under the 2017 Plan.

In November 2017, the Board adopted the 2017 Inducement Equity Incentive Plan (the “Inducement Plan”) and reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan was adopted without stockholder approval.

The Inducement Plan has a 10-year term, and provides for the grant of equity-based awards, including nonstatutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares and performance units, and its terms are substantially similar to the 2017 Plan, including with respect to treatment of equity awards in the event of a “merger” or “change in control” as defined under the Inducement Plan. Options issued under the Inducement Plan may have a term up to ten years and have variable vesting provisions. New hire grants generally vest 25% per year starting upon the first anniversary of the grant. Equity-based awards issued under the Inducement Plan are only issuable to individuals not previously engaged as employees or as non-employee directors of the Company prior to the Inducement Plan’s adoption date. In May 2021, the Board approved an amendment to the Inducement Plan to reserve an additional 1,000,000 shares of the Company’s common stock for issuance pursuant to the Inducement Plan. As of June 30, 2022, 793,139 shares of common stock remained available for issuance under the Inducement Plan.

A summary of stock option activity under the 2015 Plan, 2017 Plan and Inducement Plan for the six-months ended June 30, 2022 is presented below:

	Stock Options Outstanding
		Weighted
	Number	average
	of shares	exercise price
Balances — December 31, 2021	5,996,813	$15.77
Options granted	986,600
Options exercised	-
Options canceled	(1,023,018)
Options expired	(352,255)
Balances — June 30, 2022	5,608,140	$14.05
Exercisable — June 30, 2022	3,473,416	$16.09

Time-based Options

The Company awards time-based options which vest and become exercisable, subject to the individual’s continued employment or service through the applicable vesting date. Time-based options can have various vesting schedules, most commonly new hire grants which generally vest 25% per year starting upon the first anniversary of the grant.

A summary of the time-based stock option activity under the 2015 Plan, 2017 Plan and Inducement Plan for the six-months ended June 30, 2022 is presented below:

	Stock Options Outstanding
		Weighted
	Number	average
	of shares	exercise price
Balances — December 31, 2021	4,796,716	$16.44
Options granted	786,600
Options exercised	-
Options canceled	(277,018)
Options expired	(285,380)
Balances — June 30, 2022	5,020,918	$14.47
Exercisable — June 30, 2022	3,217,744	$16.43

Performance Options

Certain stock options awarded to the Company’s executives and other key employees contain performance conditions related to certain financial measures and achievements of strategic/operational milestones. The options will vest and become exercisable once the specific performance condition is fulfilled.

A summary of the performance option activity under the 2017 Plan and Inducement Plan for the six-months ended June 30, 2022 is presented below:

	Stock Options Outstanding
		Weighted
	Number	average
	of shares	exercise price
Balances — December 31, 2021	1,200,097	$13.11
Options granted	200,000
Options exercised	-
Options canceled	(746,000)
Options expired	(66,875)
Balances — June 30, 2022	587,222	$10.44
Exercisable — June 30, 2022	255,672	$11.88

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

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2022	2021	2022	2021
Expected term in years	5.3 - 6.3	5.3 - 6.1	5.3 - 6.8	5.3 - 6.1
Expected volatility	88%	78%	83 - 88%	78%
Risk-free interest rate	3.0%	0.9 - 1.0%	1.9 - 3.0%	0.9 - 1.1%
Dividend yield	—	—	—	—

2017 Employee Stock Purchase Plan

The Board previously adopted and the stockholders approved the Company’s 2017 Employee Stock Purchase Plan (the “2017 ESPP”).

The 2017 ESPP is a broad-based plan that provides employees of the Company and its designated affiliates with the opportunity to become stockholders through periodic payroll deductions that are applied towards the purchase of Company common shares at a discount from the then-current market price. Subject to adjustment in the case of certain capitalization events, a total of 250,000 common shares of the Company were available for purchase at adoption of the 2017 ESPP. Pursuant to the 2017 ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 450,000 shares, (ii) 1.5% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. The Board waived the evergreen provision for 2022 and no additional shares were reserved under the 2017 ESPP. During the three- and six-month periods ended June 30, 2022, the Company issued 85,844 shares of common stock under the 2017 ESPP. As of June 30, 2022, 563,252 shares of common stock remained available for issuance under the 2017 ESPP.

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

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2022	2021	2022	2021
Expected term in years	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Expected volatility	83%	78%	83%	78%
Risk-free interest rate	0.6 - 0.9%	0.07 - 0.08%	0.6 - 0.9%	0.07 - 0.1%
Dividend yield	—	—	—	—

Stock-based Compensation

Total stock-based compensation expense consisted of the following (in thousands):

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2022	2021	2022	2021
Cost of revenues	$90	$—	$180	$—
Research and development	496	1,002	953	4,168
Sales and marketing	362	500	816	2,261
General and administrative	765	946	1,771	2,984
Total stock-based compensation expense	$1,713	$2,448	$3,720	$9,413

As of June 30, 2022, not all of the performance conditions of the performance options are probable to be achieved. Compensation expense has only been recognized for those conditions that are assumed to be probable.

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

Total stock-based compensation expense by type was as follows (in thousands):

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2022	2021	2022	2021
Time-based options	$1,445	$1,917	$3,252	$3,686
Performance options	132	387	215	5,528
ESPP	136	144	253	199
Total stock-based compensation expense	$1,713	$2,448	$3,720	$9,413

7. Research Grants and Agreements

Sponsored Research Agreement

The Company may sponsor research activities (“SRAs”) performed by ODURF. ODURF is compensated by the Company for its conduct of each study in accordance with the budget and payment terms set forth in the applicable task order. In March 2021, the Company agreed to sponsor a task order in the amount of $0.3 million for research performed during the subsequent 12-month period to be funded through monthly payments to ODURF. In May 2021, the Company agreed to sponsor an additional task order in the amount of $0.3 million for research performed during the subsequent 12-month period. These SRAs are funded through monthly payments to ODURF. Payments will be made upon ODURF certifying, to the Company’s reasonable satisfaction, that ODURF has met its obligations pursuant to the specified task order and statement of work. The principal investigator may transfer funds with the budget as needed without the Company’s approval so long as the obligations of ODURF under the task order and statement of work remain unchanged and unimpaired. During each of the three-month periods ended June 30, 2022 and 2021, the Company incurred costs relating to the SRAs equal to $0.1 million, and during the six-month periods ended June 30, 2022 and 2021, the Company recorded costs relating to the SRAs equal to $0.2 million and $0.1 million, respectively. As of June 30, 2022, there no unbilled SRAs left under the task orders.

8. Commitments and Contingencies

Loan Agreement

On March 11, 2021, the Company and Robert W. Duggan, the Board Chairman, entered into a Loan Agreement in connection with Mr. Duggan lending the principal sum of $41.0 million to the Company. The Loan Agreement bore interest at a rate per annum equal to 5.0%, payable quarterly commencing on July 1, 2021. During the six-month period ended June 30, 2021, the Company recorded $0.6 million of interest expense in relation to this Loan Agreement. During the six-month period ended June 30, 2022, there was no interest expense recorded in relation to this Loan Agreement. In June 2021, the Loan Agreement was terminated and $41.0 million principal, together with approximately $0.6 million of accrued and unpaid interest, was fully settled via issuance of the Company’s common stock at a price per share of $16.40. Refer to Note 6 for additional details of the private placement sale.

Insurance Loan Agreement

On May 13, 2021, the Company secured its annual director and officer liability insurance policy. The total premiums for the policy were approximately $2.6 million, of which the Company made a down payment of $0.7 million and financed the balance of $1.9 million via an Insurance Loan Agreement. The Insurance Loan Agreement had an annual interest rate of 3.69% and required monthly payments through February 2022, upon which the Insurance Loan Agreement was paid in full. At June 30, 2022, there was no outstanding portion of this Insurance Loan Agreement recorded on the balance sheet.

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

Information related to the Company’s right-of-use assets and related lease liabilities are as follows (in thousands, except for remaining lease term and discount rate):

Year Ending December 31:
2022 (remaining 6 months)	$911
2023	1,845
2024	1,910
2025	1,977
2026	2,046
Thereafter	6,191
Total lease payments	14,880
Less imputed interest	(4,435)
Total lease liabilities	$10,445

Other supplemental information:
Current operating lease liabilities	$827
Non-current operating lease liabilities	9,618
Total lease liabilities	$10,445

Cash paid for operating lease liabilities	$894

Weighted average remaining lease term	7.34
Weighted average discount rate	10%

Rent expense, including common area maintenance charges, was $0.5 million for each of the three-month periods ended June 30, 2022 and 2021; and was approximately $1.0 million during the six-month periods ended June 30, 2022 and 2021, respectively.

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

In February 2022, a civil securities lawsuit was filed in the U.S. District Court for the Northern District of California against the Company and certain of its executive officers, following the Company’s announcement on February 8, 2022 that it had received an AI letter from the FDA indicating that the FDA did not believe the Company provided sufficient clinical evidence to support its 510(k) submission to add the treatment of sebaceous hyperplasia to the CellFX System’s current U.S. labeling, and the subsequent decline of the market price of the Company’s common stock. The lawsuit seeks class certification, unspecified damages, fees, costs, and expenses. Based upon currently available information, the Company believes the allegations in this case are without merit and will defend itself vigorously against them; however, litigation is inherently uncertain. The Company expects to file a motion to dismiss the case later this year, and an estimate of possible loss or range of loss, if any, cannot be made at this time.

9.   Controlled Launch

In February 2021, the Company received 510(k) clearance from the FDA for its proprietary CellFX System for dermatologic procedures requiring ablation and resurfacing of the skin. In January 2021, the Company received CE marking approval for the CellFX System, which allows for marketing of the system in the EU for treatment of general dermatologic conditions, including SH, SK, and cutaneous non-genital warts. Additionally, in June 2021 the Company received Health Canada approval for the CellFX System, which allows for marketing of the system in Canada for use in dermatological procedures requiring ablation and resurfacing of the skin for the reduction, removal, and/or clearance of cellular-based benign lesions. In February 2021, the Company commenced a controlled launch of the CellFX System in the United States and European Union via its CellFX Expectations Excelled Program (the “Controlled Launch”). Subsequent to receiving Health Canada approval in June 2021, the Company also commenced its Controlled Launch in Canada.

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

As patient procedures and surveys are completed under the Controlled Launch program, the Company accrues the value of the credits earned, which are recorded in accrued expenses, with a corresponding charge to sales and marketing expense. The Company recorded sales and marketing expense in relation to the Controlled Launch of $0.1 million and $0.4 million, for the three-month periods ended June 30, 2022 and 2021, respectively, and $0.6 million for each of the six-month periods ended June 30, 2022 and 2021.

During the three- and six-month periods ended June 30, 2022, certain consultants completed the Controlled Launch and entered into purchase agreements with the Company, whereby they used their credits or other earned payments towards the purchase of a CellFX System. Accordingly, approximately $0.1 million and $0.4 million of the accrued liability related to the Controlled Launch was relieved and recognized as revenue on a non-cash basis as a result of these purchases during the three- and six-month periods ended June 30, 2022, respectively. See Note 10 for additional detail of revenue transactions.

10. Revenue

The Company recognizes revenue at a point in time when it satisfies performance obligations by transferring control of promised goods to its customers. The amount of revenue recognized is equal to the consideration which the Company is entitled to in exchange for the promised goods, excluding any amounts assessed by government authorities for taxes which might be collected from a customer. This consideration may include non-cash services performed, as is the case with revenue recognized in connection with the Controlled Launch. Total revenue recognized for the three-month period ended June 30, 2022 was $0.3 million, of which approximately $0.1 million was driven by the redemption of non-cash credits earned as part of the Controlled Launch, with the balance of approximately $0.2 million driven by cash purchases of cycle units (“CUs”) and two CellFX commercial consoles. Total revenue recognized for the six-month period ended June 30, 2022 was $0.7 million, of which approximately $0.4 million was driven by the redemption of non-cash credits earned as part of the Controlled Launch, with the balance of approximately $0.3 million driven by cash purchases of CUs and three CellFX commercial consoles.

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

CUs are credits that authorize the customer to perform a procedure, or cycle. Each procedure requires a specific number of CUs, dependent upon type of tip used and procedure level selected. As the procedure is performed, the applicable number of CUs are decremented. When the customer’s balance of CUs on a specific system is depleted, the system will no longer function until the customer purchases additional CUs. Customers can purchase additional CUs via the Company’s CellFX Marketplace which is an online marketplace accessible directly from the CellFX System. Payment for CUs is due upon order placement and the CUs are immediately available for download to the console via CellFX CloudConnect. CUs represent a distinct performance obligation which is satisfied when CUs are made available for customers to download from the Company’s CellFX CloudConnect, as customers can use purchased CUs at any time at their discretion, and the Company does not provide any ongoing service or other forms of involvement after the sale occurs.

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

Transaction Price

The transaction price is the consideration to which the Company expects to be entitled to in exchange for providing the promised goods to customers. Customer orders placed for cash contemplate a fixed amount of consideration. Customer orders placed by physicians participating in the Controlled Launch when they elect to purchase the CellFX System are paid for via conversion of accumulated earned credits for prior services provided by the physicians under the terms of their participation in the Controlled Launch. For these transactions, the transaction price includes noncash consideration. The services rendered by the physicians are accounted for separately from the subsequent sales of the CellFX Systems because they are distinct from the system sales. They are distinct because they provide the Company with treatment data that can also be procured, and historically has been procured by the Company, without the corresponding system sales. This data is used by the Company to enhance marketing and promotion of its products.

The Company evaluates the possible impact of variable consideration in determining the transaction price, in particular the possibility of future returns or credits. Sales agreements allow for a right of return only if the product does not conform to the agreed upon quality standards or if the product was shipped due to Company error. The Company anticipates such returns will be minimal and has made no adjustments to the transaction price for any estimated returns. The transaction price is determined at the time of the initial revenue recognition and updated each quarter for any changes in circumstances (e.g., changes in estimated return or credit rates).

The Company has made an accounting policy election to exclude from the measurement of the transaction price all taxes which are imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer

When there are multiple performance obligations present, the total transaction price shall be allocated to each of the performance obligations based upon the relative SSPs of those performance obligations. The Company establishes SSPs based on multiple factors including, prices charged by the Company for similar offerings, product-specific business objectives, and the estimated cost to provide the performance obligation. However, upon the sale of a new CellFX System, all performance obligations are delivered concurrently and therefore there is no impact to revenue recognition timing, and the Company has determined allocations are not necessary. Should the customer purchase additional CUs, handpieces, or tips at a later time, those purchases will be made under separate purchase agreements, with all promised goods generally transferred at the same time, therefore no price allocation is necessary in that scenario either.

Controlled Launch Agreements

In August 2021 the Company began to recognize revenue in relation to the conversion of Controlled Launch program participants into sales agreements (Note 9). These customers were already in possession of the system, handpiece, and tips. As such, upon execution of these purchase agreements, the Company recognized revenue on the agreements because control of all performance obligations were transferred at that time. These customers separately purchased CUs in order to operate the CellFX System and the revenue for these CUs was recognized when the CUs are made available for customers to download from the Company’s CellFX CloudConnect.

11. Segment Reporting

The Company operates and manages the business as one reportable and operating segment. The Company’s Chief Executive Officer and Chief Financial Officer act as the chief operating decision makers (“CODM”) of the Company. The CODM reviews the results of the Company on a consolidated basis, however in making certain operating decisions and assessing performance, the CODM will additionally review the disaggregated revenue results by product and geography. Substantially all of the Company’s long-lived assets are based in the United States.

Revenue by product consisted of the following (in thousands):

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2022	2021	2022	2021
Systems	$209	$—	$576	$—
Cycle units	56	—	133	—
Total consolidated revenue	$265	$—	$709	$—

Revenue by geography consisted of the following (in thousands):

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2022	2021	2022	2021
North America	$214	$—	$526	$—
Rest of World	51	—	183	—
Total consolidated revenue	$265	$—	$709	$—

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

In May 2022, the Company determined not to renew its annual director and officer liability insurance policy due to disproportionately high premiums quoted by insurance companies. Instead, on May 31, 2022, the Company and Robert W. Duggan, the Board Chairman, entered into a letter agreement (the “Letter Agreement”) pursuant to which Mr. Duggan has agreed with the Company to personally provide indemnity coverage for a one-year period, and he has agreed to deposit cash and/or marketable securities into a third-party escrow, as security for these obligations, if requested by the Company. The Company will pay a fee of $1.0 million to Mr. Duggan that shall be due on May 31, 2023, the last day of the one-year period, in consideration of the obligations set forth in the Letter Agreement. As of June 30, 2022, the amount owed to Mr. Duggan under the Letter Agreement was $0.1 million, recorded on the balance sheet under accrued expenses.

13.   Restructuring Charges

On March 31, 2022, the Company initiated a plan to reduce its operating expenses, preserve financial resources, and focus its sales and marketing efforts on increasing utilization of CellFX Systems. The Company’s Board of Directors approved changes to the Company’s commercial leadership, restructuring of its commercial field organization and reductions in other personnel and expenses across the Company. The Company announced a reduction in force effective as of March 31, 2022. The affected employees were offered separation benefits, including severance payments along with temporary healthcare coverage assistance. The Company incurred a discrete restructuring related charge of $0.7 million which was fully recorded in March 2022 and the related expenses are included within total cost and expenses on the condensed consolidated statement of operations for the six-month period ended June 30, 2022. This charge represents the total expected amount to be incurred in connection with the activity. During the three-months ended June 30, 2022, the Company paid $0.5 million of this balance. The remaining balance of $0.2 million is recorded on the balance sheet under accrued expenses and expected to be paid throughout 2022.

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

Special Note Regarding Key Metrics

We review a number of metrics, including weekly utilization rates, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” for a discussion of how we calculate and use weekly utilization rates.

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

In February 2021, we initiated controlled launch programs in the United States and the European Union and in June 2021 we initiated a controlled launch program in Canada (collectively, our “Controlled Launch”). Under the Controlled Launch program, the physicians and their patients complete evaluation surveys about their experiences with the CellFX System and provide other information helpful to defining best practices for the introduction of the CellFX System into the clinic practice. A total of seventy clinics agreed to participate and were onboarded under the Controlled Launch program across the United States, Europe, and Canada. In August 2021, we began to convert Controlled Launch program participants into sales agreements, triggering revenue recognition. During the six-month period ended June 30, 2022, fourteen Controlled Launch program participants opted to purchase their CellFX System and ten clinics opted out of the program. As of June 30, 2022, a total of forty-three Controlled Launch program participants have opted to purchase their CellFX System and sixteen clinics have opted out of the program. An objective of the Controlled Launch program is to turn participating clinics into high utilization commercial customers that will serve as important reference clinics for future commercial customers.

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

In May 2022, we selected nine of our commercial clinics across the United States, the European Union and Canada to collaborate with on developing commercial best practices to demonstrate the clinical and economic value of a CellFX System completely integrated in a dermatology practice. Our goal for these clinics is to perform forty commercial sessions per month on a consistent basis. Once this initial group has achieved this level of utilization, we expect to have a blueprint for the necessary training, education, and marketing required and will be in a position to apply this blueprint to the rest of our commercial clinics and new clinic sales going forward. Until we achieve our utilization goals, we will have a reduced emphasis on CellFX System sales into new clinics. We will continue to develop and build our capital sales pipeline and believe that as we reach our utilization goals, we will be well positioned to begin focusing on capital sales.

On March 31, 2022, we initiated a plan to reduce our operating expenses, preserve financial resources, and focus our sales and marketing efforts on increasing utilization of CellFX Systems. As a result of this focus, we initiated operating expense reduction programs across the Company. Our Board of Directors approved changes to our commercial leadership, restructuring of our commercial field organization and reductions in other personnel and expenses. We announced a reduction in force effective as of March 31, 2022. The affected employees were offered separation benefits, including severance payments along with temporary healthcare coverage assistance. We incurred a discrete restructuring related charge of $0.7 million which was fully recorded in March 2022 and the related expenses are included within total cost and expenses on the condensed consolidated statement of operations for the six-month period ended June 30, 2022. See Note 4 for further details.

We completed the commercial sale of three CellFX Systems in the six-month period ended June 30, 2022. The majority of our revenue for the three- and six-month periods ended June 30, 2022, was recognized on a non-cash basis when Controlled Launch program participants applied their earned credits towards the purchase of a CellFX System. See Note 9 for additional details of the Controlled Launch program and Note 10 for additional details of the revenue transactions.

We are pursuing specific indications for the CellFX System in the United States similar to the regulatory clearances we have received in Europe and Canada, requiring additional 510(k) submissions, and likely based on comparative clinical data. In December 2021, we submitted a 510(k) to add the treatment of SH to the CellFX System’s indications for use in the United States. In February 2022 we received an AI letter from the FDA in response to the 510(k) submitted. In the AI letter, the FDA stated it did not believe the Company provided sufficient clinical evidence at this time to support the expanded indication for use, and that the Company had not met the primary endpoints of the SH FDA-approved IDE study. The Company met with the FDA at the end of April 2022 to gain clarification regarding the AI letter and to discuss the appropriate next steps. Following the meeting and at the FDA’s request, the Company provided additional analysis of the sebaceous hyperplasia comparative clinical data. The Company met with the FDA again in June 2022 to discuss the data. Following this meeting, the FDA requested further data which was provided in July 2022. The Company is expecting feedback from the FDA on the most recent data provided. The Company expects to continue to collaborate with the FDA to formally respond to the AI letter. Separately, in August 2022, the Company received 510(k) clearance from the FDA for expanded energy settings for use with the family of CellFX System treatment tips in dermatology. The expanded energy settings enables clinicians in the U.S. to provide more customized energy delivery specific to individual lesions.

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

Our significant accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2021. We continually evaluate the accounting policies and estimates used in preparing our consolidated financial statements. There have been no material changes to the Company’s significant accounting policies during the six-month period ended June 30, 2022, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Valuation of Inventory

Inventory is stated at lower of cost or net realizable value. We established the inventory basis by determining the cost based on standard costs approximating the purchase costs on a first-in, first-out basis. Net realizable value is the estimated selling price in the ordinary course of our business, less reasonably predictable costs of completion, disposal, and transportation. The cost basis of our inventory will be reduced for any products that are considered excessive or obsolete based upon assumptions about future demand and market conditions. At June 30, 2022, the balance of inventory is reduced by $0.2 million for excessive and obsolete inventory.

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

Results of Operations

Comparison of the three-month periods ended June 30, 2022 and 2021

Our condensed consolidated statements of operations as discussed herein are presented below:

	Three-Month Periods Ended
	June 30,
(in thousands)	2022	2021	$ Change
Revenues:
Product revenues	$265	$—	$265
Total revenues	265	—	265
Cost and expenses:
Cost of revenues	1,344	—	1,344
Research and development	5,458	7,459	(2,001)
Sales and marketing	3,690	3,147	543
General and administrative	3,787	4,200	(413)
Total cost and expenses	14,279	14,806	(527)
Loss from operations	(14,014)	(14,806)	792
Other income (expense):
Interest income (expense), net	18	(517)	535
Total other income (expense)	18	(517)	535
Net loss	$(13,996)	$(15,323)	$1,327

Revenues

Revenues increased by $0.3 million to $0.3 million for the three-month period ended June 30, 2022, from zero during the same period in 2021 because we commenced sales agreement activity in August 2021 which triggered the recognition of revenue.

Cost of Revenues

Cost of revenues increased by $1.3 million to $1.3 million for the three-month period ended June 30, 2022, from zero during the same period in 2021. Prior to commercialization in August 2021, all uncapitalized manufacturing related overhead costs were recorded as research and development expenses. Upon commercialization, these costs are recorded as cost of revenue. Cost of revenue for the three-month period ended June 30, 2022 consisted primarily of the uncapitalized manufacturing related overhead costs for products assembled during the quarter. Substantially all of the inventory sold during the three-month period ended June 30, 2022, was previously reserved.

Research and Development

Research and development expenses consist of compensation and other related employee expenses for research and development personnel, clinical trials and consulting costs related to the design, development and enhancement of our potential future products, prototype material and devices. Prior to August 2021, research and development expense included uncapitalized manufacturing related overhead costs. Upon commercialization in August 2021, the Company began recording uncapitalized manufacturing related overhead costs as cost of revenues. Research and development expenses decreased by $2.0 million to $5.5 million for the three-month period ended June 30, 2022, from $7.5 million during the same period in 2021 primarily due to decreases of $0.7 million in compensation and other employee related expenses, $0.7 million in paid services and external research, $0.5 million in stock-based compensation, and $0.4 million in supplies; partially offset by $0.4 million of reduced manufacturing absorption. During the three-month period ended June 30, 2021, the Company was recording uncapitalized manufacturing related overhead costs in research and development, whereas during the three-month period ended June 30, 2022, the balance recorded in research and development was zero.

Sales and Marketing

Sales and marketing expenses consist of compensation and other related employee expenses for sales and marketing personnel, expenses associated with advertising and training, and marketing studies including our Controlled Launch program. Sales and marketing expenses increased by $0.5 million to $3.7 million for the three-month period ended June 30, 2022, from $3.1 million during the same period in 2021 primarily due to $0.7 million of increased compensation and other employee related expenses related primarily due to increased headcount. This is offset by decreases of $0.1 million in stock-based compensation and $0.1 million in paid services and promotional activities, primarily related to non-cash Controlled Launch expenses.

General and Administrative

General and administrative expenses consist of compensation and other related employee expenses for executives, finance, legal, human resources, information technology, and administrative personnel, professional fees, patent fees and costs, insurance costs and other general corporate expenses. General and administrative expenses decreased by $0.4 million to $3.8 million for the three-month period ended June 30, 2022, from $4.2 million during the same period in 2021 primarily due to decreases of $0.2 million in stock-based compensation, $0.1 million in insurance related costs, and $0.1 million of supplies.

Other Income (Expense)

Interest expense decreased by $0.5 million to zero for the three-month period ended June 30, 2022, from $0.5 million during the same period in 2021 primarily due to the interest associated with the Loan Agreement which was terminated in June 2021. Interest income was flat when comparing the three-month period ended June 30, 2022 to the same period in 2021.

Comparison of the six-month periods ended June 30, 2022 and 2021

Our condensed consolidated statements of operations as discussed herein are presented below:

	Six-Month Periods Ended
	June 30,
(in thousands)	2022	2021	$ Change
Revenues:
Product revenues	$709	$—	$709
Total revenues	709	—	709
Cost and expenses:
Cost of revenues	2,253	—	2,253
Research and development	12,227	16,522	(4,295)
Sales and marketing	9,231	7,293	1,938
General and administrative	8,285	9,516	(1,231)
Total cost and expenses	31,996	33,331	(1,335)
Loss from operations	(31,287)	(33,331)	2,044
Other income (expense):
Interest income (expense), net	18	(631)	649
Total other income (expense)	18	(631)	649
Net loss	$(31,269)	$(33,962)	$2,693

Revenues

Revenues increased by $0.7 million to $0.7 million for the six-month period ended June 30, 2022, from zero during the same period in 2021 because we commenced sales agreement activity in August 2021 which triggered the recognition of revenue.

Cost of Revenues

Cost of revenues increased by $2.3 million to $2.3 million for the six-month period ended June 30, 2022, from zero during the same period in 2021. Prior to commercialization in August 2021, all uncapitalized manufacturing related overhead costs were recorded as research and development expenses. Upon commercialization, these costs are recorded as cost of revenue. Cost of revenue for the six-month period ended June 30, 2022 consisted primarily of the uncapitalized manufacturing related overhead costs for products assembled during the quarter. Substantially all of the inventory sold during the six-month period ended June 30, 2022, was previously reserved.

Research and Development

Research and development expenses consist of compensation and other related employee expenses for research and development personnel, clinical trials and consulting costs related to the design, development and enhancement of our potential future products, prototype material and devices. Prior to August 2021, research and development expense included uncapitalized manufacturing related overhead costs. Upon commercialization in August 2021, the Company began recording uncapitalized manufacturing related overhead costs as cost of revenues. Research and development expenses decreased by $4.3 million to $12.2 million for the six-month period ended June 30, 2022, from $16.5 million during the same period in 2021 primarily due to decreases of $3.2 million in stock-based compensation, $0.9 million of paid services and external research driven by clinical trial fees, $0.4 million of compensation and other employee related expenses and $0.4 million of supplies. These decreases are partially offset by $0.7 million of reduced manufacturing absorption. During the six-month period ended June 30, 2021, the Company was recording uncapitalized manufacturing related overhead costs in research and development, whereas during the six-month period ended June 30, 2022, the balance recorded in research and development was zero.

Sales and Marketing

Sales and marketing expenses consist of compensation and other related employee expenses for sales and marketing personnel, expenses associated with advertising and training, and marketing studies including our Controlled Launch program. Sales and marketing expenses increased by $1.9 million to $9.2 million for the six-month period ended June 30, 2022, from $7.3 million during the same period in 2021 primarily due to $2.3 million of increased compensation and other employee related expenses related primarily due to increased headcount, discrete restructuring related charge of $0.5 million, and $0.6 million of increased promotional activities. The increases were offset by decreases of $1.4 million in stock-based compensation and $0.2 million of non-cash Controlled Launch expenses. The increases in sales and marketing activities are attributable to our FDA clearance, CE marking approval, and Health Canada clearance as we commercialize our CellFX System.

General and Administrative

General and administrative expenses consist of compensation and other related employee expenses for executives, finance, legal, human resources, information technology, and administrative personnel, professional fees, patent fees and costs, insurance costs and other general corporate expenses. General and administrative expenses decreased by $1.2 million to $8.3 million for the six-month period ended June 30, 2022, from $9.5 million during the same period in 2021 primarily due to $1.2 million of decreased stock-based compensation.

Other Income (Expense)

Interest expense decreased by $0.6 million to zero for the six-month period ended June 30, 2022, from $0.6 million during the same period in 2021 primarily due to the interest associated with the Loan Agreement which was terminated in June 2021. Interest income was flat when comparing the six-month period ended June 30, 2022 to the same period in 2021.

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

On February 4, 2021, we entered into a Sales Agreement with Stifel as sales agent, pursuant to which we may offer and sell, from time to time, through Stifel, up to $60.0 million in shares of our common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. We have no obligation to make any sales of our common stock pursuant to such Sales Agreement. During the six-month period ended June 30, 2022, we did not issue or sell any shares of common stock under the Sales Agreement. During the six-month period ended June 30, 2021, we issued and sold 288,490 shares of common stock under the Sales Agreement. The shares were sold at a weighted average price of $27.73 per share for aggregate net proceeds of approximately $7.4 million, after deducting sales commissions and offering costs payable by us.

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

On June 9, 2022, we completed the 2022 Rights Offering resulting in the sale of 7,317,072 Units, at a price of $2.05 per Unit, with each Unit consisting of one share of the Company’s common stock, par value $0.001 per share, and one warrant to purchase one share of common stock. 7,317,072 shares of common stock and warrants to acquire up to an additional 7,317,072 shares of common stock were issued in the 2022 Rights Offering. The Company received aggregate gross proceeds from the 2022 Rights Offering of $15 million. If exercised, additional gross proceeds of up to $15 million may be received through the exercise of warrants issued in the 2022 Rights Offering. Each warrant is exercisable for one share of the Company’s common stock at an exercise price equal to $2.05. Warrants are exercisable immediately and expire on the fifth anniversary of the closing of the 2022 Rights Offering.

Our condensed consolidated statements of cash flows as discussed herein are presented below:

	Six-Month Periods Ended
	June 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(28,416)	$(28,053)
Net cash provided by (used in) investing activities	(298)	7,854
Net cash provided by financing activities	14,898	55,162
Net increase (decrease) in cash and cash equivalents	$(13,816)	$34,963

To date, we have generated limited revenue and used cash in our operating activities. As a result, we have incurred significant operating losses in each year since our inception and we may continue to incur additional losses for the next several years. As of June 30, 2022, the Company had an accumulated deficit of $267.5 million, cash outflows from operations of $28.4 million for the six months then ended, cash and cash equivalents of $14.8 million and a net loss of $31.3 million. These factors, combined with the Company’s forecast of cash required to fund operations for a period of at least twelve months from the date of issuance of the accompanying consolidated financial statements, raise substantial doubt under ASC 205-40, Presentation of Financial Statements – Going Concern about the Company’s ability to continue as a going concern within one year after the issuance of these consolidated financial statements. We plan to raise additional capital in the future to fund our operations through public or private equity offerings, debt financings, or our at-the-market equity offering program, or by entering into revenue-generating collaborations. Mr. Duggan, our majority stockholder, may elect to participate in any number of our future financings, or alternatively he may offer to provide debt financing as may be needed in order to maintain the Company as a going concern. We can give no assurance, at this time, that additional financing or a collaboration will be available when needed on terms acceptable to us, however.

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

During the six-month period ended June 30, 2022, we used cash in the amount of $28.4 million in operating activities. The difference between cash used in operating activities and net loss consisted primarily of stock-based compensation, depreciation and amortization, as well as increases in inventory and accounts payable.

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

During the six-month period ended June 30, 2022, $0.3 million of cash used in investing activities was driven by the purchase of property and equipment.

During the six-month period ended June 30, 2021, $7.9 million of cash provided by investing activities was primarily from $8.0 million of cash proceeds from the maturities of investments, partially offset by the purchase of property and equipment.

Financing Activities

During the six-month period ended June 30, 2022, cash provided by financing activities was $14.9 million, primarily due to $15.0 million of proceeds from the sale of common stock in our rights offering and $0.4 million from the sale of stock under our employee stock purchase plan, partially offset by payments made on the Insurance Loan Agreement.

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

Off-Balance Sheet Arrangements

At June 30, 2022, we did not have any transactions, obligations or relationships that constitute off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. No liability associated with such indemnification agreements has been recorded as of June 30, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive and principal financial officers, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective (a) to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (b) to include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act, as amended, that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in a variety of claims, lawsuits, investigations, and proceedings relating to securities laws, product liability, patent infringement, contract disputes, and other matters relating to various claims that arise in the normal course of our business in addition to governmental and other regulatory investigations and proceedings. In addition, third parties may, from time to time, assert claims against us in the form of letters and other communications.

In February 2022, a civil securities lawsuit was filed in the U.S. District Court for the Northern District of California against the Company and certain of its executive officers, following the Company’s announcement on February 8, 2022 that it had received an AI letter from the FDA indicating that the FDA did not believe the Company provided sufficient clinical evidence to support its 510(k) submission to add the treatment of sebaceous hyperplasia to the CellFX System’s current U.S. labeling, and the subsequent decline of the market price of the Company’s common stock. The lawsuit seeks class certification, unspecified damages, fees, costs, and expenses. Based upon currently available information, we believe the allegations in this case are without merit and we will defend vigorously against them. The Company expects to file a motion to dismiss the case later this year, and an estimate of possible loss or range of loss, if any, cannot be made at this time.

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

To date, we have generated limited revenue from product sales and have incurred significant operating losses in each year since our inception and we anticipate that losses may continue for the next several years or until such time as we can generate substantial product revenue and achieve profitability. In connection with the preparation of this Quarterly Report for the three and six months ended June 30, 2022, our management has concluded that there is substantial doubt as to whether we can continue as a going concern for the twelve months following the issuance of this Quarterly Report. Our ability to continue as a going concern is dependent upon raising capital to maintain current operations and continue research and development efforts. We plan to raise additional capital to fund our operations through public or private equity offerings, debt financings, our at-the-market equity offering program, and/or potential new collaborations. There is no assurance, however, that any additional financing or any revenue-generating collaboration will be available when needed or that management of the Company will be able to obtain financing or enter into a collaboration on terms acceptable to the Company.

Based on our current operating plan, even though the 2022 Rights Offering by the Company was fully subscribed, we will not be able to continue as a going concern over the next twelve months unless we raise additional capital by other means. These factors raise substantial doubt about our ability to continue as a going concern.

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

Successfully commercializing medical devices such as ours is a complex and uncertain process. We began marketing and selling the CellFX System in the United States, Canada, and certain limited European markets in late 2021 to dermatologists through a limited direct sales force. In January 2022, we established an operating company in the Netherlands to further enhance our operations in Europe. As of June 30, 2022, our U.S. sales force consisted of 5 sales managers and directors and 6 clinical support specialists directly employed by us. As of June 30, 2022, our international sales force consisted of 5 sales managers and directors and 6 clinical support specialists, all of whom are employed by Globalization Partners, a third-party employer of record engaged by us. We therefore have limited experience marketing and selling the CellFX System and our revenues and cash flows have been volatile and difficult to predict.

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

Our intention is for our direct sales representatives to develop long-lasting relationships with the dermatologists they serve. Our future success will depend largely on our ability to continue to hire, train, retain and motivate skilled direct sales representatives with significant technical knowledge in various areas, such as dermatology and ablation technologies. New hires require training and take time to achieve full productivity. Additionally, we have experienced significant turnover in our commercial team since the beginning of 2022, partly because of the reduction in force announced in March 2022. If we fail to train new hires adequately, or if we experience high turnover in our sales force in the future, we cannot be certain that new hires will become as productive as may be necessary to maintain or increase our sales. Also, if our direct sales representatives or third-party distributors fail to adequately promote, market and sell our products or decide to leave or cease to do business with us, our sales could significantly decrease or grow at a rate too slow to become profitable. In addition, our future sales will largely depend on our ability to increase our marketing efforts and adequately address our customers’ needs. If we are unable to adequately address our customers’ needs, it could negatively impact sales and market acceptance of our products, and we may not generate sufficient revenue to become profitable. If we are unable to expand our sales and marketing capabilities domestically and internationally, we may not be able to effectively commercialize our products, which would adversely affect our business, results of operations, and financial condition.

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

If we are unable to manage rapid growth of our business, our future revenue and operating results may be harmed.

From the time, we have experienced rapid growth in our business. Any rapid growth imposes significant added responsibilities on management, including the need to identify, recruit, train, and integrate additional employees. Rapid expansion in personnel could mean that fewer experienced people carry out our research and development activities, manufacture, market, and sell CellFX Systems and NPS therapies and procedures, which could result in inefficiencies and unanticipated costs, reduced quality, and disruptions to our operations. In addition, rapid and significant growth may strain our administrative and operational infrastructure, and the failure to continue to upgrade our technical, administrative, operating, and financial control systems, or the occurrence of other unexpected expansion difficulties, could have a material adverse effect on our business, financial condition and results of operations, and our ability to timely execute our business plan. During periods of rapid growth, we may be unable to maintain the quality of, or delivery timelines of, our products or satisfy worldwide customer demand. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures. We may implement new enterprise software systems in a number of areas affecting a broad range of business processes and functional areas. The time and resources required to implement these new systems is uncertain and failure to complete this in a timely and efficient manner could harm our business. We cannot guarantee that any of the personnel, systems, procedures, and controls we put in place will be adequate to support the manufacture and distribution of our products. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed.

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

We are in the process of commencing commercial-scale manufacturing of our product, and we currently rely upon third-party suppliers to manufacture and supply components for the CellFX System. We perform final assembly of our devices at our facility in California. We believe we have an adequate inventory of materials and manufacturing capacity to support all our anticipated commercial launch activities and foreseeable commercial activities. However, if demand for our product increases significantly, we will need to either expand our manufacturing capabilities or outsource to other manufacturers. The manufacture of the CellFX components in compliance with the FDA’s regulations requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of medical device products often encounter difficulties in production, including difficulties with production costs and yields, quality control, quality assurance testing, shortages of qualified personnel, as well as compliance with applicable regulations, both foreign and domestic.

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

Additionally, we maintain a shelf registration statement on Form S-3 pursuant to which we may, from time to time, sell up to an aggregate of $160.0 million of our common stock, preferred stock, depositary shares, warrants, debt securities or units. We may also issue shares of common stock or securities convertible into, exchangeable or exercisable for our common stock from time to time in connection with financings, acquisitions, investments, or otherwise. Any such issuances would result in dilution to some or all of our existing stockholders and could cause our stock price to fall. We may also sell shares or other securities at a price per share that is less than the price per share paid by existing investors, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders.

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

A majority percentage of our outstanding stock is held by Robert W. Duggan, Chairman of our Board, who beneficially owns approximately 56% of our common stock outstanding as of the date of this Quarterly Report. As a result, Mr. Duggan has control over corporate actions requiring stockholder approval, including the following actions:

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

Robert W. Duggan is our Board Chairman, and beneficially owns approximately 56% of our common stock outstanding as of the date of this Quarterly Report. In addition, Mr. Duggan is not subject to any contractual restrictions on his ability to acquire additional shares of common stock, and any such purchases, including purchases of equity securities in connection with any rights offerings or any alternative equity or equity-linked offering that we may conduct, could result in his acquisition of a majority of our common stock. As a result of Robert W. Duggan’s controlling ownership and position as Board Chairman, others may be less inclined to pursue an acquisition of us and therefore we may not have the opportunity to be acquired in a transaction that stockholders might otherwise deem favorable, including transactions in which our stockholders might realize a substantial premium for their shares. In addition, public speculation regarding Mr. Duggan, as well as our relationship with Mr. Duggan, could cause our stock price to fluctuate.

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

Furthermore, these and future rules and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. For example, we determined not to renew our director and officer liability insurance this year due to disproportionately high premiums quoted by insurance companies. Instead, we and Robert W. Duggan, Chairman of our board of directors, have entered into a letter agreement pursuant to which Mr. Duggan has agreed with us to personally provide “Side A” indemnity coverage on substantially the same terms as our prior coverage program for a one-year period. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers.

We are a “smaller reporting company”; we cannot be certain if the applicable reduced disclosure requirements will make our common stock less attractive to investors.

Through the end of 2021, we were an “emerging growth company,” as defined in the JOBS Act, and we took advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. While we are no longer an emerging growth company, we still qualify as a “smaller reporting company,” as defined in the Exchange Act, and so long as we remain a smaller reporting company, we benefit from and may take advantage of scaled disclosure requirements. We cannot know if investors find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our reporting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

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

The COVID-19 pandemic has resulted in government authorities implementing, from time to time, numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns.

For most of 2020 and much of both 2021 and 2022, we required, in accordance with local and state guidelines regarding the COVID-19 pandemic, all of our employees to work remotely unless they could not perform their essential functions remotely. We also suspended all non-essential travel for our employees. While many of our employees are accustomed to working remotely or working with other remote employees, much of our workforce has not historically been remote. We continue to monitor the situation and may adjust our current policies as more information and public health guidance becomes available. Operational restrictions as a result of the COVD-19 pandemic could harm our business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended June 30, 2022, we completed no unregistered sale of our securities, except for the sale of approximately seven million shares of our common stock, in a rights offering, as described in Note 6 of this Quarterly Report.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
10.1	Indemnification Letter, dated May 27, 2022, by and between Pulse Biosciences, Inc. and Robert W. Duggan
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

PULSE BIOSCIENCES, INC.

Date: August 10, 2022	By:	/s/ Sandra A. Gardiner
Sandra A. Gardiner
Chief Financial Officer, Executive Vice President of Finance and Administration, and Treasurer (Principal Financial and Accounting Officer)