Form 10-Q
period 2022-09-30
Pulse Biosciences, Inc.
filed 2022-11-10
CIK 1625101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

Form 10-Q

___________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2022: 37,228,200

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PULSE BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$69,162	$28,614
Accounts receivable	5	61
Inventory, net	750	5,824
Prepaid expenses and other current assets	1,244	2,131
Total current assets	71,161	36,630
Property and equipment, net	2,286	2,462
Intangible assets, net	2,717	3,216
Goodwill	2,791	2,791
Right-of-use assets	8,250	8,785
Other assets	365	365
Total assets	$87,570	$54,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,022	$2,904
Accrued expenses	3,982	4,389
Deferred revenue	38	16
Lease liability, current	858	774
Note payable, current	—	436
Related party note payable, current	98	—
Total current liabilities	6,998	8,519

Lease liability, less current	9,383	10,040
Related party note payable, less current	65,000	—
Total liabilities	81,381	18,559

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized – 50,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value: authorized – 500,000 shares; issued and outstanding – 37,228 shares and 29,716 shares at September 30, 2022 and December 31, 2021, respectively	37	29
Additional paid-in capital	291,660	271,861
Accumulated other comprehensive loss	—	—
Accumulated deficit	(285,508)	(236,200)
Total stockholders’ equity	6,189	35,690
Total liabilities and stockholders’ equity	$87,570	$54,249

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Product revenues	$—	$574	$709	$574
Total revenues	—	574	709	574
Cost and expenses:
Cost of revenues	8,400	727	10,653	727
Research and development	4,517	6,460	16,744	22,982
Sales and marketing	2,020	3,404	11,251	10,697
General and administrative	3,088	4,256	11,373	13,772
Total cost and expenses	18,025	14,847	50,021	48,178
Loss from operations	(18,025)	(14,273)	(49,312)	(47,604)
Other income (expense):
Interest income (expense), net	(14)	(9)	4	(640)
Total other income (expense)	(14)	(9)	4	(640)
Net loss	(18,039)	(14,282)	(49,308)	(48,244)
Other comprehensive gain (loss):
Unrealized gain on available-for-sale securities	—	—	—	1
Comprehensive loss	$(18,039)	$(14,282)	$(49,308)	$(48,243)
Net loss per share:
Basic and diluted net loss per share	$(0.49)	$(0.48)	$(1.50)	$(1.76)
Weighted average shares used to compute net loss per common share — basic and diluted	37,158	29,612	32,825	27,400

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine-Month Periods Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(49,308)	$(48,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	520	349
Amortization of intangible assets	499	500
Stock-based compensation	4,443	10,990
Reserve for excessive and obsolete inventory	7,371	—
Net premium amortization and discount on available-for-sale securities	—	13
Changes in operating assets and liabilities:
Accounts receivable	56	(72)
Inventory	(2,297)	(4,281)
Prepaid expenses and other current assets	940	(2,087)
Other receivables	(53)	32
Right-of-use assets	535	484
Accounts payable	(895)	975
Accrued expenses	(407)	(355)
Deferred revenue	22	7
Lease liabilities	(573)	(365)
Accrued interest on related party note payable	98	629
Accrued interest on note payable	1	22
Net cash used in operating activities	(39,048)	(41,403)
Cash flows from investing activities:
Purchases of property and equipment	(360)	(303)
Maturities of investments	—	8,000
Net cash provided by (used in) investing activities	(360)	7,697
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	485	810
Proceeds from exercises of warrants	15	4,217
Proceeds from exercises of stock options	—	678
Proceeds from issuance of common stock	14,893	56,697
Proceeds from issuance of related party note	65,000	1,939
Tax payments related to shares withheld for vested restricted stock units	—	(232)
Payments made on insurance loan agreement	(437)	(875)
Net cash provided by financing activities	79,956	63,234
Net increase in cash and cash equivalents	40,548	29,528
Cash and cash equivalents at beginning of period	28,614	12,463
Cash and cash equivalents at end of period	$69,162	$41,991

Supplemental disclosure of noncash investing and financing activities:
Equipment purchases included in accounts payable and accrued expenses	$(16)	$14
Change in unrealized gains on available-for-sale securities	—	1
Accrued interest settled via issuance of common stock from private placement equity offering	—	629
Issuance costs for rights offering in accounts payable	(29)	—

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, June 30, 2022	37,126	$37	$290,847	$—	$(267,469)	$23,415
Issuance of common stock under employee stock purchase plan	102	—	113	—	—	113
Issuance of common stock pursuant to warrant exercise	—	—	2	—	—	2
Rights offering, additional issuance costs	—	—	(25)	—	—	(25)
Stock-based compensation expense	—	—	723	—	—	723
Net loss	—	—	—	—	(18,039)	(18,039)
Balance, September 30, 2022	37,228	$37	$291,660	$—	$(285,508)	$6,189

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2021	29,716	$29	$271,861	$—	$(236,200)	$35,690
Issuance of shares in Rights Offering, net of issuance costs of $136	7,317	7	14,857	—	—	14,864
Issuance of common stock under employee stock purchase plan	188	1	485	—	—	486
Issuance of common stock pursuant to warrant exercise	7	—	14	—	—	14
Stock-based compensation expense	—	—	4,443	—	—	4,443
Net loss	—	—	—	—	(49,308)	(49,308)
Balance, September 30, 2022	37,228	$37	$291,660	$—	$(285,508)	$6,189

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, June 30, 2021	29,606	$29	$266,223	$—	$(206,502)	$59,750
Issuance of common stock under employee stock purchase plan	25	—	389	—	—	389
Stock-based compensation expense	—	—	1,577	—	—	1,577
Debt extinguishment and private investment, additional issuance costs	—	—	(47)	—	—	(47)
Net loss	—	—	—	—	(14,282)	(14,282)
Balance, September 30, 2021	29,631	$29	$268,142	$—	$(220,784)	$47,387

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2020	25,550	$25	$195,410	$(1)	$(172,540)	$22,894
Issuance of common stock as part of debt extinguishment and private investment, net of issuance costs of $100	3,049	3	49,891	—	—	49,894
Issuance of common stock upon exercise of warrants	585	1	3,333	—	—	3,334
Issuance of common stock as part of ATM offering	289	—	7,432	—	—	7,432
Issuance of common stock upon exercise of stock options	45	—	508	—	—	508
Issuance of common stock under employee stock purchase plan	91	—	810	—	—	810
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	22	—	(232)	—	—	(232)
Stock-based compensation expense	—	—	10,990	—	—	10,990
Unrealized gain on available-for-sale securities	—	—	—	1	—	1
Net loss	—	—	—	—	(48,244)	(48,244)
Balance, September 30, 2021	29,631	$29	$268,142	$—	$(220,784)	$47,387

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

In early 2021, the Company received U.S. Food and Drug Administration (the “FDA”) and other regulatory approvals to market the CellFX system as a treatment for benign skin lesions, and by June 2021 it had successfully initiated a controlled launch program in the United States, the European Union, and Canada (collectively, the “Controlled Launch”) (Note 9). Then, in August 2021, the Company began to convert Controlled Launch program participants into sales agreements, triggering revenue recognition (Note 10).

On March 31, 2022, the Company announced a reduction in force and initiated a plan to reduce its operating expenses, preserve financial resources, and focus its sales and marketing efforts on increasing utilization of CellFX Systems. The Company’s Board of Directors approved changes to the Company’s commercial leadership, restructuring of its commercial field organization and reductions in other personnel and expenses across the Company. On September 20, 2022, the Company initiated an additional reduction in force to align its workforce with its shift in strategic direction to advance its core NPS technology outside of dermatology. This reduction primarily impacted dermatological sales, marketing and other related support personnel. See Note 13 for additional details. In support of the shift in strategic direction, the Company concluded the Controlled Launch program and notified all remaining program participants. See Note 9 for additional details of the Controlled Launch program. Additionally, the Company ceased active commercialization efforts of the CellFx System, though it will continue to support existing commercial users.

The Company was incorporated in Nevada on May 19, 2014. On June 18, 2018, the Company reincorporated from the State of Nevada to the State of Delaware. The Company is located in Hayward, California.

The Company’s activities are subject to significant risks and uncertainties, including the need for additional capital. The Company does not currently have any cash flows from operations. It has minimal revenue and will need to raise additional capital to finance its operations. However, there can be no assurances that the Company will be able to obtain additional financing on acceptable terms and in the amounts necessary to fully fund its operating requirements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the Company’s December 31, 2021 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The condensed consolidated financial statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) and, as permitted by such rules and regulations, omit certain information and footnote disclosures necessary to present the financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The condensed consolidated balance sheet as of December 31, 2021 was derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three-month and nine-month periods ended September 30, 2022, are not necessarily indicative of the results to be expected for the entire year or any future periods.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The Company continually evaluates the accounting policies and estimates used in preparing the consolidated financial statements. There have been no material changes to the Company’s significant accounting policies during the nine-month period ended September 30, 2022, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Valuation of Inventory

Inventory is stated at lower of cost or net realizable value. The Company establishes the inventory basis by determining the cost based on standard costs approximating the purchase costs on a first-in, first-out basis. Net realizable value is the estimated selling price in the ordinary course of the Company’s business, less reasonably predictable costs of completion, disposal, and transportation. The cost basis of the Company’s inventory will be reduced for any products that are considered excessive or obsolete based upon assumptions about future demand and market conditions. In September 2022, the Company announced a strategic shift in focus to advance its core NPS technology outside of dermatology, ceasing active commercialization efforts of the CellFX System, and subsequently recorded a $7.2 million inventory reserve for excessive and obsolete inventory, as a majority of its inventory is not expected to be sold. At September 30, 2022, the balance of inventory is reduced by $7.4 million for excessive and obsolete inventory.

Revenue from Contracts with Customers

The Company recognizes revenue at a point in time when it satisfies performance obligations by transferring control of promised goods to its customers. The amount of revenue recognized is equal to the consideration which the Company is entitled to in exchange for the promised goods, excluding any amounts assessed by government authorities for taxes which might be collected from a customer. Sales contracts often involve the sale and delivery of multiple products, each of which typically represent a separate performance obligation in the contract. While the Company has sold these products on a stand-alone basis at their respective stand-alone selling prices (“SSP”), initial customer contracts have primarily involved the bundling of products which were delivered concurrently to the customer. In such instances, the full consideration of the contract was recognized upon shipment of the products. The Company generally requires receipt of full payment prior to shipment, however, from time to time, payment terms have been extended to customers upon which the Company performed a necessary credit evaluation to ensure future collectability of the outstanding balance. The Company does not believe any portion of the outstanding accounts receivable balance to be uncollectible, and has therefore not recorded an allowance against the accounts receivable balance. Refer to Note 10 for further details.

Product Warranty

The Company provides a standard warranty on eligible products which provides the customer assurances that the products comply with the agreed-upon specifications. The standard warranty does not provide any services in addition to those assurances. The Company has accrued a warranty reserve for products sold based upon the best estimate of the nature, frequency, and costs of future claims. These estimates are inherently uncertain given the short history of sales, and changes to the historical or projected warranty experience may cause material changes to the warranty reserve in the future. The warranty reserve is included within Accrued expenses on the consolidated balance sheets. Warranty expense is recorded as a component of Cost of Revenues in the consolidated statements of operations and comprehensive loss.

Warranty accrual activity consisted of the following for the three-month and nine-month periods ended September 30, 2022 and 2021 (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2022	2021	2022	2021
Beginning balance	$122	$—	$80	$—
Add: Accruals for warranties issued during the period	—	27	42	27
Less: Settlements made during the period	—	—	—	—
Less: Adjustment for inventory at cost	(15)	—	(15)	—
Ending balance	$107	$27	$107	$27

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

The following outstanding stock options, warrants and restricted stock units were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Nine-Month Periods Ended
	September 30,
	2022	2021
Common stock warrants	7,310,477	600
Common stock options	5,707,488	5,946,009
Restricted stock units	—	76,903
Total	13,017,965	6,023,512

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

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis as of September 30, 2022 and December 31, 2021, respectively (in thousands):

		September 30, 2022				December 31, 2021
Assets	Classification	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$66,551	$—	$—	$66,551	$23,675	$—	$—	$23,675
Total assets measured at fair value		$66,551	$-	$—	$66,551	$23,675	$—	$—	$23,675

The Company did not have any financial liabilities measured on a recurring basis as of September 30, 2022 or December 31, 2021.

During the nine-month period ended September 30, 2022, there were no transfers between Level 1, Level 2 or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

4. Balance Sheet Components

Inventory, Net

Inventory, net consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Raw materials	$—	$2,010
Work in process	—	1,371
Finished goods	750	2,443
Total inventory, net	$750	$5,824

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Leasehold improvements	$2,519	$2,519
Laboratory equipment	1,420	1,019
Furniture, fixtures, and equipment	957	932
Software	289	202
Construction in progress	17	186
	5,202	4,858
Less: Accumulated depreciation	(2,916)	(2,396)
Property and equipment, net	$2,286	$2,462

Depreciation expense was $0.2 million and $0.1 million for the three-month periods ended September 30, 2022 and 2021, respectively and $0.5 million and $0.3 million for the nine-month periods ended September 30, 2022 and 2021, respectively.

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

Intangible assets, net consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Acquired patents and licenses	$7,985	$7,985
Less: Accumulated amortization	(5,268)	(4,769)
Intangible assets, net	$2,717	$3,216

A schedule of the amortization of intangible assets for the remainder of 2022 and the succeeding four fiscal years is as follows (in thousands):

Year Ending December 31:
2022 (remaining 3 months)	$166
2023	665
2024	665
2025	665
2026	556
Total	$2,717

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Compensation	$2,834	$2,932
Controlled launch (Note 9)	205	534
Clinical trial costs and fees	123	245
Professional fees	178	85
Warranty	107	80
D&O insurance (Note 12)	326	—
Other	209	513
Total accrued expenses	$3,982	$4,389

Accrued compensation at September 30, 2022, includes a discrete charge of $0.2 million related to the reduction in force initiated on September 20, 2022. See Note 13 for additional details.

5. Goodwill

In 2014, the Company acquired three companies (the “Acquisitions”) for aggregate consideration of $5.5 million. In accordance with ASC Topic 805, Business Combinations, the Company recorded goodwill of $2.8 million in connection with the Acquisitions as the consideration paid exceeded the fair value of the net tangible assets and the intangible assets acquired.

In accordance with ASC Topic 350, Intangibles-Goodwill and Other (as amended by Accounting Standards Update 2017-04), the Company reviews goodwill for impairment at least annually or whenever any events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In September 2022, the Company announced a shift in strategic direction to advance its core NPS technology outside of dermatology. Due to this event, the Company performed an updated goodwill impairment analysis as of September 30, 2022, and it was determined that no impairment of goodwill existed.

6. Stockholders’ Equity and Stock-Based Compensation

Rights Offering

On June 9, 2022, the Company completed a rights offering (the “2022 Rights Offering) resulting in the sale of 7,317,072 units (the “Units”), at a price of $2.05 per Unit, with each Unit consisting of one share of the Company’s common stock, par value $0.001 per share, and one warrant (the “2022 Rights Offering Warrants”) to purchase one share of common stock. The common stock and warrants comprising the Units separated upon the closing of the 2022 Rights Offering and were issued individually. 7,317,072 shares of common stock and warrants to acquire up to an additional 7,317,072 shares of common stock were issued in the 2022 Rights Offering. The Company received aggregate gross proceeds from the 2022 Rights Offering of $15 million. If exercised, additional gross proceeds of up to $15 million may be received through the exercise of the 2022 Rights Offering Warrants. Each 2022 Rights Offering Warrant is exercisable for one share of the Company’s common stock at an exercise price equal to $2.05. The 2022 Rights Offering Warrants are exercisable immediately and expire on the fifth anniversary of the closing of the 2022 Rights Offering. The 2022 Rights Offering Warrants are subject to redemption by the Company for $0.01 per underlying share of common stock, on not less than 30 days written notice, if the volume weighted average price of the Company’s common stock equals or exceeds 200% of the exercise price for the warrants, subject to adjustment, per share, for 20 consecutive trading days, provided that the Company may not redeem the warrants prior to the date that is three months after the issuance date. Robert W. Duggan, the Company’s largest stockholder and Executive Chairman, purchased approximately 56% of the shares offered through the 2022 Rights Offering.

Private Placement Securities Purchase Agreement

On June 30, 2021, the Company entered into a Securities Purchase Agreement with Robert W. Duggan, the Company’s largest stockholder and Executive Chairman, pursuant to which the Company issued and sold to Mr. Duggan 3,048,780 shares of the Company’s common stock, par value $0.001 per share, in a private placement (the “Private Placement”), at a price per share of $16.40, which was the market closing price on the date of the transaction. These shares were paid for through (i) the conversion of $41.0 million aggregate principal amount, together with all accrued and unpaid interest outstanding, owed to Mr. Duggan under the Loan Agreement by and between the Company and Mr. Duggan (Note 8), and (ii) additional cash in the amount of approximately $8.4 million. Upon the closing of this Private Placement and satisfaction of the outstanding debt, the Loan Agreement terminated, without any early termination fees or penalties being owed by the Company, and no additional amounts were owed to Mr. Duggan under the Loan Agreement.

At-the-Market Equity Offering

On February 4, 2021, the Company entered into a sales agreement (the “Sales Agreement”) with Stifel, Nicolaus & Company, Inc. (“Stifel”) as sales agent, pursuant to which the Company may offer and sell, from time to time, through Stifel, up to $60.0 million in shares of common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Company has no obligation to make any sales of its common stock pursuant to such Sales Agreement. The Company did not issue or sell any shares of common stock under the Sales Agreement during the nine-month period ended September 30, 2022. During the nine-month period ended September 30, 2021, the Company issued and sold 288,490 shares of common stock under the Sales Agreement. The shares were sold at a weighted average price of $27.73 per share for aggregate net proceeds of approximately $7.4 million, after deducting sales commissions and offering costs payable by the Company.

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

In connection with a June 2020 rights offering, the Company issued warrants (the “2020 Rights Offering Warrants”) to purchase a total of 641,571 shares of its common stock at an exercise price of $7.01. These 2020 Rights Offering Warrants were exercisable immediately and expired on the fifth anniversary of the completion of the Rights Offering, or June 16, 2025, subject to certain redemption rights by the Company. The 2020 Rights Offering Warrants were subject to redemption by the Company, on or after December 16, 2020, six months after the issuance date, for $0.01 per warrant, with not less than 30 days written notice, if the volume weighted average price of our common stock equaled or exceeded 200% of the exercise price for the 2020 Rights Offering Warrants for 10 consecutive trading days. On December 31, 2020, the Company met the requirements for redemption of these warrants and delivered a notice of redemption to redeem all of the outstanding warrants that remained unexercised at February 5, 2021, for the redemption price of $0.01 per warrant. Pursuant to the redemption, the Company redeemed 5,139 warrants. Prior to the February 5, 2021 redemption date, 636,432 warrants were exercised, generating approximately $4.5 million of total gross proceeds to the Company. As of September 30, 2022, there were no 2020 Rights Offering Warrants outstanding.

In connection with the 2022 Rights Offering, the Company issued 2022 Rights Offering Warrants to purchase a total of 7,317,072 shares of its common stock at an exercise price of $2.05. The 2022 Rights Offering Warrants are exercisable immediately and expire on the fifth anniversary of the closing of the 2022 Rights Offering. The 2022 Rights Offering Warrants are subject to redemption by the Company for $0.01 per underlying share of common stock, on not less than 30 days written notice, if the volume weighted average price of the Company’s common stock equals or exceeds 200% of the exercise price for the warrants, subject to adjustment, per share, for 20 consecutive trading days, provided that the Company may not redeem the warrants prior to the date that is three months after the issuance date. In the nine-month period ended September 30, 2022, a total of 6,595 warrants were exercised. As of September 30, 2022, there were 7,310,477 2022 Rights Offering Warrants outstanding.

Equity Plans

2017 Equity Incentive Plan and 2017 Inducement Equity Incentive Plan

The Board of Directors of the Company (the “Board”) previously adopted, and the Company’s stockholders approved, the Company’s 2017 Equity Incentive Plan (the “2017 Plan”).

The 2017 Plan has a 10-year term, and provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and performance shares to employees, directors and consultants of the Company and any parent or subsidiary of the Company, as the Compensation Committee of the Board may determine. Subject to an annual evergreen increase and adjustment in the case of certain capitalization events, the Company initially reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to awards under the 2017 Plan. In addition, shares remaining available under the Company’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”), and shares reserved but not issued pursuant to outstanding equity awards that expire or terminate without being exercised or that are forfeited or repurchased by the Company will be added to the shares of common stock available for issuance under the 2017 Plan. The 2017 Plan is administered by the Board’s Compensation Committee. Effective January 1, 2022, the number of shares of common stock available under the 2017 Plan increased automatically by 1,188,657 shares pursuant to the evergreen provision of the 2017 Plan, which provides that the number of shares available to grant under the 2017 Plan will increase each year by the lesser of (i) 1,200,000 shares, (ii) 4% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. As of September 30, 2022, 2,078,802 shares of common stock remained available for issuance under the 2017 Plan.

In November 2017, the Board adopted the 2017 Inducement Equity Incentive Plan (the “Inducement Plan”) and reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan was adopted without stockholder approval.

The Inducement Plan has a 10-year term, and provides for the grant of equity-based awards, including nonstatutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares and performance units, and its terms are substantially similar to the 2017 Plan, including with respect to treatment of equity awards in the event of a “merger” or “change in control” as defined under the Inducement Plan. Options issued under the Inducement Plan may have a term up to ten years and have variable vesting provisions. New hire grants generally vest 25% per year starting upon the first anniversary of the grant. Equity-based awards issued under the Inducement Plan are only issuable to individuals not previously engaged as employees or as non-employee directors of the Company prior to the Inducement Plan’s adoption date. In May 2021, the Board approved an amendment to the Inducement Plan to reserve an additional 1,000,000 shares of the Company’s common stock for issuance pursuant to the Inducement Plan. As of September 30, 2022, 886,889 shares of common stock remained available for issuance under the Inducement Plan.

A summary of stock option activity under the 2015 Plan, 2017 Plan and Inducement Plan for the nine-months ended September 30, 2022 is presented below:

	Stock Options Outstanding
		Weighted
	Number	average
	of shares	exercise price
Balances — December 31, 2021	5,996,813	$15.77
Options granted	1,440,100
Options exercised	-
Options canceled	(1,310,558)
Options expired	(418,867)
Balances — September 30, 2022	5,707,488	$12.97
Exercisable — September 30, 2022	3,573,084	$15.61

Time-based Options

The Company awards time-based options which vest and become exercisable, subject to the individual’s continued employment or service through the applicable vesting date. Time-based options can have various vesting schedules, most commonly new hire grants which generally vest 25% per year starting upon the first anniversary of the grant.

A summary of the time-based stock option activity under the 2015 Plan, 2017 Plan and Inducement Plan for the nine-months ended September 30, 2022 is presented below:

	Stock Options Outstanding
		Weighted
	Number	average
	of shares	exercise price
Balances — December 31, 2021	4,796,716	$16.44
Options granted	1,240,100
Options exercised	-
Options canceled	(564,558)
Options expired	(351,992)
Balances — September 30, 2022	5,120,266	$13.26
Exercisable — September 30, 2022	3,317,412	$15.90

Performance Options

Certain stock options awarded to the Company’s executives and other key employees contain performance conditions related to certain financial measures and achievements of strategic/operational milestones. The options will vest and become exercisable once the specific performance condition is fulfilled.

A summary of the performance option activity under the 2017 Plan and Inducement Plan for the nine-months ended September 30, 2022 is presented below:

	Stock Options Outstanding
		Weighted
	Number	average
	of shares	exercise price
Balances — December 31, 2021	1,200,097	$13.11
Options granted	200,000
Options exercised	-
Options canceled	(746,000)
Options expired	(66,875)
Balances — September 30, 2022	587,222	$10.44
Exercisable — September 30, 2022	255,672	$11.88

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

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2022	2021	2022	2021
Expected term (in years)	6.3	6.1	5.3 - 6.8	5.3 - 6.1
Expected volatility	88%	78%	83 - 88%	78%
Risk-free interest rate	3.2%	0.9%	1.9 - 3.2%	0.9 - 1.1%
Dividend yield	0%	0%	0%	0%

2017 Employee Stock Purchase Plan

The Board previously adopted, and the stockholders approved the Company’s 2017 Employee Stock Purchase Plan (the “2017 ESPP”).

The 2017 ESPP is a broad-based plan that provides employees of the Company and its designated affiliates with the opportunity to become stockholders through periodic payroll deductions that are applied towards the purchase of Company common shares at a discount from the then-current market price. Subject to adjustment in the case of certain capitalization events, a total of 250,000 common shares of the Company were available for purchase at adoption of the 2017 ESPP. Pursuant to the 2017 ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 450,000 shares, (ii) 1.5% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. The Board waived the evergreen provision for 2022 and no additional shares were reserved under the 2017 ESPP. During the three- and nine-month periods ended September 30, 2022, the Company issued 102,253 and 188,097 shares of common stock under the 2017 ESPP, respectively. As of September 30, 2022, 460,999 shares of common stock remained available for issuance under the 2017 ESPP.

The Company estimates the fair value of ESPP grants on their grant date using the Black-Scholes option pricing model. The estimated fair value of ESPP grants is amortized on a straight-line basis over the requisite service period of the grants. The Company reviews, and when deemed appropriate, updates the assumptions used on a periodic basis. The Company utilizes its estimated volatility in the Black-Scholes option pricing model to determine the fair value of ESPP grants. The fair value of ESPP grants was estimated using the following weighted-average assumptions:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2022	2021	2022	2021
Expected term (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Expected volatility	83%	78%	83%	78%
Risk-free interest rate	3.3 - 3.5%	0.06 - 0.07%	0.6 - 3.5%	0.06 - 0.1%
Dividend yield	0%	0%	0%	0%

Stock-based Compensation

Total stock-based compensation expense consisted of the following (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2022	2021	2022	2021
Cost of revenues	$24	$37	$204	$37
Research and development	287	418	1,240	4,586
Sales and marketing	(44)	65	772	2,326
General and administrative	456	1,057	2,227	4,041
Total stock-based compensation expense	$723	$1,577	$4,443	$10,990

As of September 30, 2022, not all of the performance conditions of the performance options are probable to be achieved. Compensation expense has only been recognized for those conditions that are assumed to be probable.

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

Total stock-based compensation expense by type was as follows (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2022	2021	2022	2021
Time-based options	$562	$2,072	$3,814	$5,758
Performance options	18	(625)	233	4,903
ESPP	143	130	396	329
Total stock-based compensation expense	$723	$1,577	$4,443	$10,990

7. Research Grants and Agreements

Sponsored Research Agreement

The Company may sponsor research activities (“SRAs”) performed by ODURF. ODURF is compensated by the Company for its conduct of each study in accordance with the budget and payment terms set forth in the applicable task order. In March 2021, the Company agreed to sponsor a task order in the amount of $0.3 million for research performed during the subsequent 12-month period to be funded through monthly payments to ODURF. In May 2021, the Company agreed to sponsor an additional task order in the amount of $0.3 million for research performed during the subsequent 12-month period. These SRAs are funded through monthly payments to ODURF. Payments will be made upon ODURF certifying, to the Company’s reasonable satisfaction, that ODURF has met its obligations pursuant to the specified task order and statement of work. The principal investigator may transfer funds with the budget as needed without the Company’s approval so long as the obligations of ODURF under the task order and statement of work remain unchanged and unimpaired. During the three-month periods ended September 30, 2022 and 2021, the Company incurred costs relating to the SRAs equal to zero and $0.1 million, respectively; and during each of the nine-month periods ended September 30, 2022 and 2021, the Company recorded costs relating to the SRAs equal to $0.2 million. As of September 30, 2022, there are no unbilled SRAs left under the task orders.

8. Commitments and Contingencies

2021 Loan Agreement

On March 11, 2021, the Company and Robert W. Duggan, the Executive Chairman, entered into a Loan Agreement (“2021 Loan Agreement”) in connection with Mr. Duggan lending the principal sum of $41.0 million to the Company. The 2021 Loan Agreement bore interest at a rate per annum equal to 5.0%, payable quarterly commencing on July 1, 2021. During the nine-month period ended September 30, 2021, the Company recorded $0.6 million of interest expense in relation to this 2021 Loan Agreement. In June 2021, the Loan Agreement was terminated and $41.0 million principal, together with approximately $0.6 million of accrued and unpaid interest, was fully settled via issuance of the Company’s common stock at a price per share of $16.40. Refer to Note 6 for additional details of the private placement sale.

2022 Loan Agreement

On September 20, 2022, the Company and Robert W. Duggan, the Executive Chairman, entered into a Loan Agreement (“2022 Loan Agreement”) in connection with Mr. Duggan lending the principal sum of $65.0 million to the Company. The Loan Agreement bears interest at a rate per annum equal to 5.0%, payable quarterly commencing on January 1, 2023. During the three-month period ended September 30, 2022, the Company recorded $0.1 million of interest expense in relation to the 2022 Loan Agreement.

Insurance Loan Agreement

On May 13, 2021, the Company secured its annual director and officer liability insurance policy. The total premiums for the policy were approximately $2.6 million, of which the Company made a down payment of $0.7 million and financed the balance of $1.9 million via an Insurance Loan Agreement. The Insurance Loan Agreement had an annual interest rate of 3.69% and required monthly payments through February 2022, upon which the Insurance Loan Agreement was paid in full. During the nine-month period ended September 30, 2022, the Company recorded $1.0 thousand of interest expense in relation to this Insurance Loan Agreement.

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

Information related to the Company’s right-of-use assets and related lease liabilities are as follows (in thousands, except for remaining lease term and discount rate):

Year Ending December 31:
2022 (remaining 3 months)	$452
2023	1,845
2024	1,910
2025	1,977
2026	2,046
Thereafter	6,191
Total lease payments	14,421
Less imputed interest	(4,180)
Total lease liabilities	$10,241

Other supplemental information:
Current operating lease liabilities	$858
Non-current operating lease liabilities	9,383
Total lease liabilities	$10,241

Cash paid for operating lease liabilities	$1,353

Weighted average remaining lease term	7.09
Weighted average discount rate	10%

Rent expense, including common area maintenance charges, was $0.5 million for each of the three-month periods ended September 30, 2022 and 2021; and was approximately $1.5 million during the nine-month periods ended September 30, 2022 and 2021, respectively.

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

In February 2022, a civil securities lawsuit was filed in the U.S. District Court for the Northern District of California against the Company and certain of its executive officers, following the Company’s announcement on February 8, 2022 that it had received an Additional Information (“AI”) letter from the FDA indicating that the FDA did not believe the Company provided sufficient clinical evidence to support its 510(k) submission to add the treatment of sebaceous hyperplasia to the CellFX System’s current U.S. labeling, and the subsequent decline of the market price of the Company’s common stock. The lawsuit seeks class certification, unspecified damages, fees, costs, and expenses. Based upon currently available information, the Company believes the allegations in this case are without merit and will defend itself vigorously against them. In August 2022, the Company filed a motion to dismiss the case in its entirety, and an estimate of possible loss or range of loss, if any, cannot be made at this time. The Company expects the Court to rule of the Company’s motion to dismiss in early 2023.

The results of legal proceedings and claims are inherently unpredictable. However, the Company does not believe any currently pending matters will have a material adverse effect on the business based on the Company’s current understanding of such matters.

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

As part of the Controlled Launch, the Company selected 70 physicians and their practices to be the first physician consultants to launch the CellFX System and the associated CellFX commercial procedures into their respective markets and geographies. In the Controlled Launch program, the Company provided and set up a CellFX System at each physician site and provided the physician with the necessary related products and components, free of charge, to complete the requirements of the Controlled Launch program. Each CellFX System and any unused component products remained the property of the Company throughout the Controlled Launch program. Under the Controlled Launch program, each physician was to identify and recruit up to 40 or 50 patients, depending on the contract, for participation in the Controlled Launch, performing a CellFX procedure on each of the appropriately selected patients. The physician and their patients complete evaluation surveys about their experiences with the CellFX System and provided other information helpful to the Company. Upon completion of the procedures and the survey feedback, the physician earned credits to be used towards the future purchase of the CellFX System or, in some jurisdictions, fair payment for their time and effort completing the paperwork required under the Controlled Launch program. Credits earned and, if applicable, any other payments earned were limited to a maximum amount dependent on the number of surveys received by the Company. Upon completion of the Controlled Launch program requirements, each physician may choose to enter into a purchase agreement with the Company, under which the physician may use the credits earned (or other payments earned, as applicable) towards the purchase of the already-delivered CellFX System, or the physician must return the CellFX System to the Company.

As patient procedures and surveys are completed under the Controlled Launch program, the Company accrues the value of the credits earned, which are recorded in accrued expenses, with a corresponding charge to sales and marketing expense. The Company did not record any sales and marketing expense in relation to the Controlled Launch program for the three-month period ended September 30, 2022, and it recorded an expense of $0.6 million for the three-month period ended September 30, 2021. For the nine-month periods ended September 30, 2022 and 2021, the Company recorded sales and marketing expense of $0.6 million and $1.2 million, respectively.

During the nine-month period ended September 30, 2022, certain consultants completed the Controlled Launch program and entered into purchase agreements with the Company, whereby they used their credits or other earned payments towards the purchase of a CellFX System. Accordingly, approximately $0.4 million of the accrued liability related to the Controlled Launch program was relieved and recognized as revenue on a non-cash basis as a result of these purchases during the nine-month period ended September 30, 2022. During the three-month period ended September 30, 2022, there were no additional purchase agreements entered into. See Note 10 for additional detail of revenue transactions.

In September 2022, the Company concluded the Controlled Launch program and notified all remaining program participants. In accordance with the Controlled Launch program, physicians having completed the program requirements may elect to purchase their already delivered CellFX System, applying credits earned, or return the CellFX System to the Company. The Company is working with physicians not having completed the program requirements to return the CellFX System. The Company anticipates concluding these efforts in the fourth quarter of 2022.

10. Revenue

The Company recognizes revenue at a point in time when it satisfies performance obligations by transferring control of promised goods to its customers. The amount of revenue recognized is equal to the consideration which the Company is entitled to in exchange for the promised goods, excluding any amounts assessed by government authorities for taxes which might be collected from a customer. This consideration may include non-cash services performed, as is the case with revenue recognized in connection with the Controlled Launch program. On September 20, 2022, the Company announced its shift in focus to advance its core NPS technology outside of dermatology and concluded its Controlled Launch program. As such, there was no revenue recognized for the three-month period ended September 30, 2022. Total revenue recognized for the nine-month period ended September 30, 2022 was $0.7 million, of which approximately $0.4 million was driven by the redemption of non-cash credits earned as part of the Controlled Launch, with the balance of approximately $0.3 million driven by cash purchases of cycle units (“CUs”) and three CellFX commercial consoles.

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

Revenue by product consisted of the following (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2022	2021	2022	2021
Systems	$—	$490	$576	$490
Cycle units	—	84	133	84
Total consolidated revenue	$—	$574	$709	$574

Revenue by geography consisted of the following (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2022	2021	2022	2021
North America	$—	$405	$526	$405
Rest of World	—	169	183	169
Total consolidated revenue	$—	$574	$709	$574

12.   Related Party Transactions

On March 11, 2021, the Company and Robert W. Duggan, majority stockholder and Executive Chairman, entered into the 2021 Loan Agreement in connection with Mr. Duggan lending the principal sum of $41.0 million to the Company (Note 8).

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

In May 2022, the Company determined not to renew its annual director and officer liability insurance policy due to disproportionately high premiums quoted by insurance companies. Instead, on May 31, 2022, the Company and Robert W. Duggan, the Executive Chairman, entered into a letter agreement (the “Letter Agreement”) pursuant to which Mr. Duggan has agreed with the Company to personally provide indemnity coverage for a one-year period, and he has agreed to deposit cash and/or marketable securities into a third-party escrow, as security for these obligations, if requested by the Company. The Company will pay a fee of $1.0 million to Mr. Duggan that shall be due on May 31, 2023, the last day of the one-year period, in consideration of the obligations set forth in the Letter Agreement. As of September 30, 2022, the amount owed to Mr. Duggan under the Letter Agreement was $0.3 million, recorded on the balance sheet under accrued expenses.

On September 20, 2022, the Company and Robert W. Duggan, majority stockholder and Executive Chairman, entered into the 2022 Loan Agreement in connection with Mr. Duggan lending the principal sum of $65.0 million to the Company (Note 8).

13.   Restructuring Charges

On March 31, 2022, the Company initiated a plan to reduce its operating expenses, preserve financial resources, and focus its sales and marketing efforts on increasing utilization of CellFX Systems. The Company’s Board of Directors approved changes to the Company’s commercial leadership, restructuring of its commercial field organization and reductions in other personnel and expenses across the Company. The Company announced a reduction in force effective as of March 31, 2022. The affected employees were offered separation benefits, including severance payments along with temporary healthcare coverage assistance. The Company incurred a discrete restructuring related charge of $0.7 million which was fully recorded in March 2022 and the related expenses are included within total cost and expenses on the condensed consolidated statement of operations for the nine-month period ended September 30, 2022. This charge represents the total amount to be incurred in connection with the activity. During the three and nine-month periods ended September 30, 2022, the Company paid approximately $0.2 and $0.7 million of this balance, respectively. The remaining balance of $39.0 thousand is recorded in accrued expenses on the balance sheet at September 30, 2022.

On September 20, 2022, the Company initiated an additional reduction in force to align its workforce with its shift in strategic direction to advance its core NPS technology outside of dermatology. The reduction primarily impacted dermatological sales, marketing and other related support personnel. The affected employees were offered separation benefits, including severance payments along with temporary healthcare coverage assistance. The Company incurred a discrete restructuring related charge of $0.2 million which was fully recorded in September 2022 and the related expenses are included within total cost and expenses on the condensed consolidated statement of operations for the three and nine-month periods ended September 30, 2022. During the three-month period ended September 30, 2022, the Company paid approximately $12.0 thousand of the balance and the remaining $0.2 million is recorded in accrued expenses on the balance sheet at September 30, 2022.

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

Special Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements related to our expected business, new product introductions, results of clinical studies, expectations regarding regulatory clearance and the timing of FDA or non-US filings or approvals including meetings with FDA or non-US regulatory bodies, procedures and procedure adoption, future results of operations, future financial position, our ability to generate revenues, our financing plans and future capital requirements, anticipated costs of revenue, anticipated expenses, the effect of recent accounting pronouncements, our investments, anticipated cash flows, our ability to finance operations from cash flows or otherwise, the impact of the recent COVID-19 coronavirus pandemic and related public health measures on our business, and statements based on current expectations, estimates, forecasts, and projections about the economies and markets in which we operate and intend to operate and our beliefs and assumptions regarding these economies and markets. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. You should read the “Risk Factors” section of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein. We do not assume any obligation to update any forward-looking statements.

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

In early 2021, we received FDA and other regulatory approvals to market the CellFX system as a treatment for benign skin lesions, and by June 2021 we had successfully initiated a controlled launch program in the United States, the European Union, and Canada (collectively, our “Controlled Launch”). Under this program, selected physicians and their patients completed evaluation surveys about their experiences with the CellFX System and provided other information helpful to defining best practices for the introduction of the CellFX System into the dermatology market. A total of seventy clinics agreed to participate in, and were onboarded under, the Controlled Launch program across the United States, Europe, and Canada. In August 2021, we began to convert Controlled Launch program participants into sales agreements, triggering revenue recognition. As of September 30, 2022, a total of forty-three Controlled Launch program participants have opted to purchase their CellFX System and sixteen clinics have opted to exit the program and return the CellFX System to us.

We completed the commercial sale of three CellFX Systems in the nine-month period ended September 30, 2022. The majority of this revenue was recognized on a non-cash basis when Controlled Launch program participants applied their earned credits towards the purchase of a CellFX System. See Note 9 for additional details of the Controlled Launch program and Note 10 for additional details of the revenue transactions.

Subsequent to receiving 510(k) clearance from the FDA in February 2021 for the CellFX System for dermatologic procedures requiring ablation and resurfacing of the skin, we began pursuing specific indications for the CellFX System in the United States similar to the regulatory clearances we received in Europe and Canada, requiring additional 510(k) submissions. In December 2021, we submitted a 510(k) to add the treatment of sebaceous hyperplasia to the CellFX System’s indications for use in the United States. In February 2022 we received an AI letter from the FDA in response to the 510(k) submitted. We met with the FDA in April and June 2022 and, at the FDA’s request, provided additional analysis of the sebaceous hyperplasia comparative clinical data. In September 2022, we received 510(k) clearance from the FDA expanding the indication for use to include the treatment of sebaceous hyperplasia in patients with Fitzpatrick skin types I-III. This specific indication clearance enhances the CellFX System’s general indication FDA clearance.

While the real-world delivery of NPS technology through the CellFX System has proven to clear benign lesions in clinical studies, we have learned that the market development for benign lesions and the integration of this procedure into the practice workflow will require a higher touch model to generate the system utilization we were expecting initially. Accordingly, on March 31, 2022, we initiated a plan to reduce our operating expenses, preserve financial resources, and focus our sales and marketing efforts on increasing utilization of CellFX Systems. Our Board of Directors approved changes to our commercial leadership, restructuring of our commercial field organization, and reductions in other personnel and expenses.

On September 20, 2022, we announced a strategic shift in focus to advance our core NPS technology outside of dermatology. We have concluded the Controlled Launch program and ceased commercialization efforts of the CellFX System in dermatology, though we will continue to support existing commercial users. To support this shift in focus, we announced several executive team changes and an additional reduction in force primarily impacting dermatological sales, marketing and related support activities. Kevin Danahy, who served as Chief Commercial Officer since February 2022, succeeded Darrin Uecker as President and Chief Executive Officer. Darrin Uecker, assumed a newly created role of Chief Technology Officer, and will be responsible for technology advancement and product development. Board Chairman, Robert Duggan, assumed a newly created leadership role as the Company’s Executive Chairman.

During our two reductions in force effective March 31, 2022 and September 20, 2022, the affected employees were offered separation benefits, including severance payments along with temporary healthcare coverage assistance. We incurred discrete restructuring related charges totaling $0.9 million and the related expenses are included within total cost and expenses on the condensed consolidated statement of operations for the nine-month period ended September 30, 2022. As a consequence of our announced corporate realignment, we have experienced employee turnover in 2022 higher than industry norms. We can expect this to continue into early 2023. See Note 13 for further details.

On November 10, 2022, we announced our decision to move forward with the use of NPS technology in cardiac tissue ablation for the treatment of atrial fibrillation (“AF”) as our lead application. AF is a type of heart arrythmia, or irregular heartbeat, caused by faulty electrical signals in the heart. AF is a highly prevalent condition and is growing significantly with an ageing population. It’s estimated that 35 million people worldwide are affected by AF. Treatment requires the precise and safe ablation of heart tissue to block or otherwise prevent these faulty electrical signals from causing the irregular heartbeat, and we believe NPS technology is suited to perform an integral role for this application. We are developing an NPS-enabled catheter approach to treating AF performed by electrophysiologists and an NPS-enabled surgical approach performed by cardiac surgeons. We believe NPS can support a differentiated solution in both of these important AF therapeutic approaches and are working closely with top key opinion leaders in both areas.

We have incurred substantial operating losses and have used cash in our operating activities since inception. Based on our current operating plan, we believe we have sufficient cash and cash equivalents on hand to support current operations for the twelve months following the filing of this Quarterly Report. We plan to seek to raise capital from time to time through public or private equity offerings, debt financings, our at-the-market equity offering program, or to enter into collaborations with third parties, to fund our future operations.

Over the past few years, Mr. Duggan has made significant investments in our Company to fund its operations. In June 2022, we completed a common stock rights offering to our existing stockholders of record, which raised $15 million in aggregate. Mr. Duggan purchased approximately 56% of the shares offered through this offering. Then, in September 2022, we entered into the 2022 Loan Agreement pursuant to which Mr. Duggan lent the Company $65 million to fund its product development operations. Mr. Duggan may or may not elect to participate in any number of our future fundraisings, as described above, and he may choose to invest more than his current pro rata share in any of these fundraisings, or alternatively he may offer to provide additional debt financing as may be needed in order to maintain the Company as a going concern.

The source, timing and availability of any future financing will depend largely upon market conditions and perceived progress in the Company’s on-going product development initiatives, as well as future clinical and regulatory developments concerning the CellFX System and our other NPS-based technologies. Funding may not be available when needed, at all or on terms acceptable to us. Lack of necessary funds may require us to, among other things, delay, scale back or eliminate some or all of our commercial activities, reduce headcount, trim research and product development programs, discontinue clinical trials, stop all or some of our manufacturing operations, defer capital expenditures, deregister from being a publicly traded company and delist from Nasdaq, or license our potential products or technologies to third parties, possibly on terms that cannot sustain our current business. In addition, the recent decline in economic activity caused by the armed conflict between Russia and Ukraine and by the COVID pandemic, together with the deterioration of the credit and capital markets, could have an adverse impact on potential sources of future financing.

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

Our significant accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2021. We continually evaluate the accounting policies and estimates used in preparing our consolidated financial statements. There have been no material changes to the Company’s significant accounting policies during the nine-month period ended September 30, 2022, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Valuation of Inventory

Inventory is stated at lower of cost or net realizable value. We established the inventory basis by determining the cost based on standard costs approximating the purchase costs on a first-in, first-out basis. Net realizable value is the estimated selling price in the ordinary course of our business, less reasonably predictable costs of completion, disposal, and transportation. The cost basis of our inventory will be reduced for any products that are considered excessive or obsolete based upon assumptions about future demand and market conditions. In September 2022, we announced a strategic shift in focus to advance our core NPS technology outside of dermatology and subsequently recorded a $7.2 million inventory reserve for excessive and obsolete inventory, as a majority of our inventory is not expected to be sold. At September 30, 2022, the balance of inventory is reduced by $7.4 million for excessive and obsolete inventory.

Revenue from Contracts with Customers

We recognize revenue at a point in time as we satisfy performance obligations by transferring control of promised goods to our customers. The amount of revenue recognized is equal to the consideration which we are entitled to in exchange for the promised goods, excluding any amounts assessed by government authorities for taxes which might be collected from a customer. Sales contracts often involve the sale and delivery of multiple products, each of which typically represent a separate performance obligation in the contract. While we sell these products on a stand-alone basis at a particular stand-alone selling price (“SSP”), initial customer contracts have involved the bundling of products which were delivered concurrently to the customer and had the same pattern of transfer. In such instances, the full consideration of the contract was recognized upon delivery of the products. We include a standard warranty on our products which provides assurances that the products comply with agreed-upon specifications.

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

Results of Operations

Comparison of the three-month periods ended September 30, 2022 and 2021

Our condensed consolidated statements of operations as discussed herein are presented below:

	Three-Month Periods Ended
	September 30,
(in thousands)	2022	2021	$ Change
Revenues:
Product revenues	$—	$574	$(574)
Total revenues	—	574	(574)
Cost and expenses:
Cost of revenues	8,400	727	7,673
Research and development	4,517	6,460	(1,943)
Sales and marketing	2,020	3,404	(1,384)
General and administrative	3,088	4,256	(1,168)
Total cost and expenses	18,025	14,847	3,178
Loss from operations	(18,025)	(14,273)	(3,752)
Other income (expense):
Interest income (expense), net	(14)	(9)	(5)
Total other income (expense)	(14)	(9)	(5)
Net loss	$(18,039)	$(14,282)	$(3,757)

Revenues

Revenues decreased by $0.6 million to zero for the three-month period ended September 30, 2022, compared to the same period in 2021. The decrease in revenues was driven by the September 2022 announcement to shift our strategic direction and advance our core NPS technology outside of dermatology.

Cost of Revenues

Cost of revenues increased by $7.7 million to $8.4 million for the three-month period ended September 30, 2022, compared to the same period in 2021, primarily driven by a $7.2 million inventory reserve recorded for excessive and obsolete inventory in accordance with our announced strategic shift to advance our core NPS technology outside of dermatology.

Research and Development

Research and development expenses consist of compensation and other related employee expenses for research and development personnel, clinical trials and consulting costs related to the design, development and enhancement of our potential future products, prototype material and devices. Research and development expenses decreased by $1.9 million to $4.5 million for the three-month period ended September 30, 2022, compared to $6.5 million during the same period in 2021 primarily due to decreases of $0.6 million in compensation and other employee related expenses, $1.0 million in paid services and external research, $0.3 million in supplies, and $0.1 million in stock-based compensation.

Sales and Marketing

Sales and marketing expenses consist of compensation and other related employee expenses for sales and marketing personnel, expenses associated with advertising and training, and marketing studies including our Controlled Launch program. Sales and marketing expenses decreased by $1.4 million to $2.0 million for the three-month period ended September 30, 2022, compared to $3.4 million during the same period in 2021 primarily due to $1.0 million of decreased paid services and promotional activities, $0.3 million of decreased compensation and other employee related expenses and $0.1 million of decreased stock-based compensation. The reduction in paid services and was related to non-cash Controlled Launch expenses, while reductions in compensation, other employee related expenses and stock-based compensation was primarily due to decreased headcount.

General and Administrative

General and administrative expenses consist of compensation and other related employee expenses for executives, finance, legal, human resources, information technology, and administrative personnel, professional fees, patent fees and costs, insurance costs and other general corporate expenses. General and administrative expenses decreased by $1.2 million to $3.1 million for the three-month period ended September 30, 2022, compared to $4.3 million during the same period in 2021 primarily due to decreases of $0.6 million in stock-based compensation and $0.4 million in compensation and other employee related expenses as a result of decreased headcount from the prior year period. An additional decrease of $0.4 million in insurance related costs was partially offset by an increase of $0.1 million in paid services.

Other Income (Expense)

Interest income and expense was flat when comparing the three-month period ended September 30, 2022 to the same period in 2021.

Comparison of the nine-month periods ended September 30, 2022 and 2021

Our condensed consolidated statements of operations as discussed herein are presented below:

	Nine-Month Periods Ended
	September 30,
(in thousands)	2022	2021	$ Change
Revenues:
Product revenues	$709	$574	$135
Total revenues	709	574	135
Cost and expenses:
Cost of revenues	10,653	727	9,926
Research and development	16,744	22,982	(6,238)
Sales and marketing	11,251	10,697	554
General and administrative	11,373	13,772	(2,399)
Total cost and expenses	50,021	48,178	1,843
Loss from operations	(49,312)	(47,604)	(1,708)
Other income (expense):
Interest income (expense), net	4	(640)	644
Total other income (expense)	4	(640)	644
Net loss	$(49,308)	$(48,244)	$(1,064)

Revenues

Revenues increased by $0.1 million to $0.7 million for the nine-month period ended September 30, 2022, compared to $0.6 million during the same period in 2021 due to commencement of sales agreement activity in August 2021, triggering the recognition of revenue.

Cost of Revenues

Cost of revenues increased by $9.9 million to $10.7 million for the nine-month period ended September 30, 2022, compared to $0.7 million during the same period in 2021. Prior to commercialization in August 2021, all uncapitalized manufacturing related overhead costs were recorded as research and development expenses. Upon commercialization, these costs are recorded as cost of revenue. The nine-month period ended September 30, 2022 included a full nine months of post-commercialization activity, whereas the nine-month period ended September 30, 2021 included two months of post-commercialization activity. Additionally, the year-over-year increase was primarily driven by a $7.2 million inventory reserve recorded in September 2022 for excessive and obsolete inventory. With our announced shift in strategic direction away from the dermatology market, a majority of our inventory is not expected to be sold.

Research and Development

Research and development expenses consist of compensation and other related employee expenses for research and development personnel, clinical trials and consulting costs related to the design, development and enhancement of our potential future products, prototype material and devices. Research and development expenses decreased by $6.2 million to $16.7 million for the nine-month period ended September 30, 2022, compared to $23.0 million during the same period in 2021 primarily due to decreases of $3.3 million in stock-based compensation, $1.8 million of paid services and external research, $1.0 million of compensation and other employee related expenses and $0.7 million of supplies. The reduction in paid services was primarily related to clinical trial fees, while the reduction in compensation and other employee related expenses was a result of decreased headcount from the prior year period. These decreases were partially offset by $0.7 million of reduced manufacturing absorption.

Sales and Marketing

Sales and marketing expenses consist of compensation and other related employee expenses for sales and marketing personnel, expenses associated with advertising and training, and marketing studies including our Controlled Launch program. Sales and marketing expenses increased by $0.6 million to $11.3 million for the nine-month period ended September 30, 2022, compared to $10.7 million during the same period in 2021 primarily due to increases of $1.9 million in compensation and other employee related expenses as a result of increased headcount, $1.1 million in promotional activities, and $0.6 million in restructuring related charges. The increases were offset by decreases of $1.6 million in stock-based compensation, $0.9 million of non-cash Controlled Launch expenses, and $0.9 million of paid services. The increases in sales and marketing activities are attributable to commercialization expenses subsequent to receiving FDA clearance, CE marking approval, and Health Canada clearance for use of the CellFX System in certain dermatological procedures.

General and Administrative

General and administrative expenses consist of compensation and other related employee expenses for executives, finance, legal, human resources, information technology, and administrative personnel, professional fees, patent fees and costs, insurance costs and other general corporate expenses. General and administrative expenses decreased by $2.4 million to $11.4 million for the nine-month period ended September 30, 2022, compared to $13.8 million during the same period in 2021 primarily due to decreases of $1.8 million in stock-based compensation and $0.5 million in insurance related costs.

Other Income (Expense)

Interest expense decreased by $0.6 million to $0.1 million for the nine-month period ended September 30, 2022, compared to $0.7 million during the same period in 2021 primarily due to the interest associated with the 2021 Loan Agreement which was terminated in June 2021. Interest income increased by $0.1 million to $0.1 million for the nine-month period ended September 30, 2022, compared to an immaterial balance for the same period in 2021 primarily due to the interest earned on the cash received from the 2022 Loan Agreement.

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

On February 4, 2021, we entered into a Sales Agreement with Stifel as sales agent, pursuant to which we may offer and sell, from time to time, through Stifel, up to $60.0 million in shares of our common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. We have no obligation to make any sales of our common stock pursuant to such Sales Agreement. During the nine-month period ended September 30, 2022, we did not issue or sell any shares of common stock under the Sales Agreement. During the nine-month period ended September 30, 2021, we issued and sold 288,490 shares of common stock under the Sales Agreement. The shares were sold at a weighted average price of $27.73 per share for aggregate net proceeds of approximately $7.4 million, after deducting sales commissions and offering costs payable by us.

In March 2021 we entered into the 2021 Loan Agreement with Robert W. Duggan, our Executive Chairman, in connection with Mr. Duggan lending the principal sum of $41.0 million to the Company. The 2021 Loan Agreement had a maturity date of June 11, 2022. Under the 2021 Loan Agreement, Mr. Duggan provided us, subject to certain conditions, an unsecured term loan facility in an original aggregate principal amount of $41.0 million. The 2021 Loan Agreement bore interest at a rate per annum equal to 5.0%, payable quarterly commencing on July 1, 2021. The 2021 Loan Agreement contained certain covenants and Events of Default.

On June 30, 2021, we entered into a Securities Purchase Agreement with Mr. Duggan, pursuant to which we issued and sold to Mr. Duggan 3,048,780 shares of our common stock, par value $0.001 per share, in a private placement, at a price per share of $16.40. The shares were paid for through (i) the conversion of the $41 million aggregate principal amount, together with all accrued and unpaid interest outstanding, pursuant to the 2021 Loan Agreement by and between us and Mr. Duggan (Note 8), and (ii) additional cash in the amount of approximately $8.4 million. Upon closing of this Private Placement and satisfaction of the outstanding debt, the 2021 Loan Agreement was terminated, without early termination fees or penalties being owed by us, and no additional amounts were owed to Mr. Duggan under the 2021 Loan Agreement. The cash proceeds of approximately $8.4 million were received by us in July 2021.

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

In September 2022 we entered into the 2022 Loan Agreement with Robert W. Duggan, our Executive Chairman, in connection with Mr. Duggan lending the principal sum of $65.0 million to the Company. The 2022 Loan Agreement has a maturity date of March 20, 2024. Under the 2022 Loan Agreement, Mr. Duggan provided us, subject to certain conditions, an unsecured term loan facility in an original aggregate principal amount of $65.0 million. The 2022 Loan Agreement bears interest at a rate per annum equal to 5.0%, payable quarterly commencing on January 1, 2023. The 2022 Loan Agreement contained certain covenants and Events of Default.

Our condensed consolidated statements of cash flows as discussed herein are presented below:

	Nine-Month Periods Ended
	September 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(39,048)	$(41,403)
Net cash provided by (used in) investing activities	(360)	7,697
Net cash provided by financing activities	79,956	63,234
Net increase in cash and cash equivalents	$40,548	$29,528

To date, we have generated limited revenue and used cash in our operating activities. As a result, we have incurred significant operating losses in each year since our inception and we may continue to incur additional losses for the next several years. At September 30, 2022, we had cash and cash equivalents of $69.2 million. We believe that our existing cash and cash equivalents will be sufficient to fund our projected operating requirements for at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q. However, we plan to raise additional capital in the future. We can give no assurance, at this time, that additional financing or a collaboration will be available when needed on terms acceptable to us, however.

These expectations are based on our current operating and financing plans which are subject to change. Until we are able to generate sustainable product revenues at profitable levels, we expect to finance our future cash needs through public or private equity offerings, debt financings, our at-the-market equity offering program, and/or potential new collaborations. Such additional funds may not be available on terms acceptable to us or at all. If we raise funds by issuing equity or equity-linked securities, the ownership of some or all of our stockholders will be diluted, and the holders of new equity securities may have priority rights over our existing stockholders. If adequate funds are not available, we may be required to curtail operations significantly or obtain funds by entering into agreements on unattractive terms. Our inability to raise capital could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, lack of necessary funds may require us to, among other things, reduce headcount, trim research and product development programs, discontinue clinical trials, defer capital expenditures, deregister from being a publicly traded company and delist from Nasdaq, or license our potential products or technologies to third parties, possibly on terms that cannot sustain our current business. In addition, the recent decline in economic activity caused by the armed conflict between Russia and Ukraine and by the COVID pandemic, together with the deterioration of the credit and capital markets, could have an adverse impact on potential sources of future financing.

Operating Activities

Our primary uses of cash in operating activities are for ongoing product development and commercialization activities relating to our product and product candidates.

During the nine-month period ended September 30, 2022, we used cash in the amount of $39.0 million in operating activities. The difference between cash used in operating activities and net loss consisted primarily of stock-based compensation, depreciation and amortization, as well as decreases in inventory and accounts payable.

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

During the nine-month period ended September 30, 2022, $0.4 million of cash used in investing activities was driven by the purchase of property and equipment.

During the nine-month period ended September 30, 2021, $7.7 million of cash provided by investing activities was primarily from $8.0 million of cash proceeds from the maturities of investments, partially offset by the purchase of property and equipment.

Financing Activities

During the nine-month period ended September 30, 2022, cash provided by financing activities was $80.0 million, primarily due to $65.0 million of proceeds from our 2022 Loan Agreement, $14.9 million of proceeds from the sale of common stock in our rights offering and $0.5 million from the sale of stock under our employee stock purchase plan, partially offset by payments made on the Insurance Loan Agreement.

During the nine-month period ended September 30, 2021, cash provided from financing activities was $63.2 million, primarily due to $49.3 million net cash received from our 2021 Loan Agreement and Private Placement, $7.4 million net cash received from our at-the-market equity offering, $4.9 million received from stock option and warrant exercises, $1.1 million received, net of payments made to date, from the Insurance Loan Agreement and $0.8 million received from the sale of stock under our employee stock purchase plan.

Contractual Obligations

There have been no material changes outside the ordinary course of our business to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Off-Balance Sheet Arrangements

At September 30, 2022, we did not have any transactions, obligations or relationships that constitute off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. No liability associated with such indemnification agreements has been recorded as of September 30, 2022.

Trends, Events and Uncertainties

Research and development of new technologies are, by their nature, unpredictable. Although we undertake development efforts with commercially reasonable diligence, there can be no assurance that the net proceeds from our financings will be sufficient to enable us to develop our technology to the extent needed to generate future sales to sustain our operations. If we do not continue to have enough funds to sustain our operations, we will consider other options to continue the development of the CellFX System, including, but not limited to, additional financing through follow-on stock offerings, debt financings, or co-development agreements and /or other alternatives.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive and principal financial officers, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective (a) to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (b) to include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act, as amended, that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

In February 2022, a civil securities lawsuit was filed in the U.S. District Court for the Northern District of California against the Company and certain of its executive officers, following the Company’s announcement on February 8, 2022 that it had received an AI letter from the FDA indicating that the FDA did not believe the Company provided sufficient clinical evidence to support its 510(k) submission to add the treatment of sebaceous hyperplasia (“SH”) to the CellFX System’s current U.S. labeling, and the subsequent decline of the market price of the Company’s common stock. The lawsuit seeks class certification, unspecified damages, fees, costs, and expenses. Based upon currently available information, we believe the allegations in this case are without merit and we will defend vigorously against them. In September 2022, the FDA approved the 501(k) submission that is central to the case and cleared the Company to market the CellFX System for the treatment of SH. In August 2022, the Company filed a motion to dismiss the case in its entirety, and an estimate of possible loss or range of loss, if any, cannot be made at this time. We expect the Court to rule of the Company’s motion to dismiss in early 2023.

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

•Our lack of experience developing and manufacturing medical products for cardiologists;

•Competition within our industry and in the markets and market segments with choose to pursue, including cardiology;

•Health epidemics, including the coronavirus pandemic;

•Our reliance on certain third parties such as key suppliers;

•Potential loss of key management personnel and high employee attrition;

•Potential security breaches, loss of data, and other disruptions to us or to our third-party service providers that could compromise sensitive information;

•Potential product liability lawsuits and other litigation;

•The timing, unpredictability, and expense of our clinical and product development activities;

•The possibility of adverse trial results and unfavorable long-term trial data, especially given our limited pre-clinical experience using NPS technology in animal models of cardiac disease;

•Potential failure to obtain and maintain necessary regulatory clearances or approvals;

•Uncertainties concerning the long-term safety and effectiveness of our CellFX System and product candidates, and the potential for adverse side effects;

•The commercial uncertainties concerning whether there will be broad adoption of our CellFX System and NPS technology, especially in the cardiology market given our announced focus on cardiac care, and uncertainties about whether we will be able to secure a partner to promote further sales of the CellFX System in dermatology profitably;

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

•Concentration of ownership by our principal stockholder and Executive Chairman, Robert W. Duggan;

•Potential material weaknesses and uncertainties concerning our ability to maintain an effective system of internal control over financial reporting; and

•Unfavorable global economic or political conditions.

Risks Relating to Our Business, Industry and Financial Condition

Because we have a limited operating history and no significant revenue stream, it is difficult to evaluate the future of our business.

We are a bioelectric medicine technology company with limited revenue producing operations. To date, our operations on a consolidated basis have consisted almost entirely of the continued development and clinical studies of our technologies and implementation of the early parts of our business plan. We have incurred significant operating losses in each year since our inception and we may continue to incur additional losses for the next several years. In addition, a high percentage of our expenses will continue to be fixed; accordingly, our losses may be greater than expected and our operating results may suffer. We have limited historical financial data upon which we may base our projected revenue and base our planned operating expenses. Our limited operating history makes it difficult to evaluate our technology, operations, and business prospects.

We currently have very limited product revenue and we may never become profitable.

To date, we have not generated significant revenue and we have historically relied on financing from the sale of equity securities and loans to fund our operations. We expect that our future financial results will depend primarily on our success in launching, selling, and supporting our therapies and procedures using our NPS technology. We expect to expend significant resources on hiring of personnel, continued scientific and product research and development, potential product testing and preclinical and clinical investigation, intellectual property development and prosecution, capital expenditures, working capital, general and administrative expenses, and fees and expenses associated with our capital raising efforts. We expect to incur costs and expenses related to consulting costs, laboratory development costs, hiring of scientists, engineers, sales representatives, and other operational personnel, and the continued development of relationships with potential partners. We are incurring significant operating losses, we expect to continue to incur additional losses for at least the next several years, and we cannot assure you that we will generate substantial revenue or be profitable in the future. There are no assurances that our future products will be cleared or approved or become commercially viable or accepted for use. Even with commercially viable applications of our technology, which may include licensing, we may never recover our research and development expenses.

Investment in medical technology is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product will fail to demonstrate adequate efficacy or clinical utility. Our past successes in dermatology may not translate into similar results in cardiology. Investors should evaluate an investment in us in light of the uncertainties typically encountered by developing medical technology companies in a competitive environment, especially given our limited pre-clinical experience using our NPS technology in animal models of cardiac disease. There can be no assurance that our efforts will be successful, either in cardiology or otherwise, or that we will ultimately be able to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could adversely affect the market price of our common stock and could significantly impair our ability to raise capital, expand our business, or continue to implement our business plan.

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

We will need to raise additional capital in order to continue to execute our business plan. If we are unable to raise sufficient additional funds, we may need to scale back our future operations. Also, the ongoing hostilities between Russia and Ukraine and the ongoing COVID-19 pandemic and resulting negative impact on the global macroeconomic environment and capital markets may make it more difficult for us to raise additional funds. Also, the existing debt obligations we owe to our Executive Chairman, Mr. Robert Duggan, may make future equity financings difficult to structure, more costly to the Company, and harder to complete, and additionally we may be required to incur more debt in the future.

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

Our corporate restructuring and the associated headcount reduction announced in March and September 2022 may not result in anticipated savings, could result in total costs and expenses and attrition that are greater than expected and could disrupt our business.

On March 31, 2022, we announced an approximate 20% reduction in headcount as part of a corporate restructuring plan. On September 30, 2022, we announced an approximate 40% reduction in headcount as part of our decision to focus our activities on product development outside of dermatology. As a consequence of our announced corporate realignment, we have experienced employee turnover in 2022 higher than industry norms. We can expect this to continue into early 2023. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring plan, our operating results and financial condition would be adversely affected. We may have to undertake additional headcount reductions or restructuring activities in the future. Furthermore, our restructuring activities may be disruptive to our operations and could result in material delays in our new product development programs. For example, our headcount reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, or increase difficulties in our day-to-day operations, our CellFX System production efforts, servicing of commercial accounts, and product development activities. Our headcount reductions could also harm our ability to attract and retain qualified management, scientific, clinical, regulatory, manufacturing, engineering, and other personnel critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing and commercializing our new product candidates in the future and could also harm our existing and planned commercial activities in dermatology.

Because our business is not profitable, from time to time we may undergo a reduction in force to reduce our operating expenses. However, any corporate restructuring or headcount reduction may not result in anticipated savings, could result in total costs and expenses and attrition that are greater than expected and could disrupt our business.

If we decide to reduce headcount to lower our operating expenses, we may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from such a restructuring because of unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from such a restructuring, our operating results and financial condition would be adversely affected. Any restructuring activities would be disruptive to our operations and could result in material delays in our new product development programs. For example, as a consequence of our announced corporate realignment, we have experienced employee turnover in 2022 higher than industry norms. We expect this to continue into 2023. Headcount reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, or increase difficulties in our day-to-day operations. Headcount reductions could also harm our ability to attract and retain qualified management, scientific, clinical, regulatory, manufacturing, engineering, and other personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing and commercializing our new product candidates in the future and could also harm our existing and planned commercial activities in dermatology and product development activities outside of dermatology.

Our revenues and future profitability are entirely dependent upon one family of products, the CellFX System, and one platform technology, Nano-pulse Stimulation.

Our revenue is generated entirely from the CellFX System, which consists of a console, handpieces and tips, and both these products and all our potential products under development are based upon the same patented platform technology, Nano-pulse Stimulation (“NPS”). Our revenue is therefore dependent on the success of these products and platform technology. Reliance on a single family of products and single platform technology could negatively affect our results of operations and financial condition. Our ability to become profitable will depend upon the commercial success of these products and platform technology.

Aesthetic and medical dermatologists have been slow to adopt our products and they have used our products in only a small percentage of their eligible patients for a variety of reasons, including, among others:

•lack of experience with our products;

•lack of adequate reimbursement or cost to the patient;

•lack of conviction regarding evidence supporting cost benefits or cost effectiveness of our products over existing alternatives; and

•the existence of competitive products.

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

•loss of existing regulatory approvals or the imposition of new requirements to maintain such approvals; and

•product recalls or safety alerts.

Even if we are able to develop a safe and effective treatment for atrial fibrillation using our proprietary NPS technology, we can give no assurance that cardiologists would adopt NPS technology into their medical practices faster than dermatologists have.

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

Because we operate in highly competitive markets, we can expect to face competition from large, well-established manufacturers of medical technologies, devices and similar products; we may not be able to compete effectively against companies with significantly more resources.

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

We may also face increased competition in the future as new companies enter our markets and as scientific developments surrounding electro-signaling therapeutics continue to accelerate. For example, the current standard of care in cardiac tissue ablation for the treatment of atrial fibrillation is the use of thermal ablation modalities, primarily the use of radiofrequency ablation. While we will seek to expand our technological capabilities to remain competitive, research and development by others may render our technology or product candidates obsolete or noncompetitive or result in treatments or cures superior to any therapy developed by us.

In dermatology, we commenced revenue-producing operations in 2021; however, we have been unsuccessful in earning significant revenues. We therefore intend to seek development and marketing partners and license our technology to others in order to avoid having to provide marketing, manufacturing, and distribution capabilities within our organization. There can be no assurance that we will find any development and marketing partners or companies that are interested in licensing our technology. If we are unable to establish and maintain adequate sales, marketing, manufacturing, and distribution capabilities, independently or with others, we will not be able to generate product revenue, and may not become profitable.

If we lose key management personnel, our ability to identify, develop and commercialize new or next generation product candidates will be impaired, could result in loss of markets or market share and could make us less competitive.

We are highly dependent upon the principal members of our management team, including our Chief Executive Officer, Kevin Danahy, our Chief Strategy Officer, Mitchell Levinson, and our Chief Technology Officer, Darrin Uecker, and members of our finance, scientific and engineering teams. These persons have significant experience and knowledge with sub-microsecond pulsed electric fields and more broadly in aesthetics, dermatology, life sciences, and medical technologies. The loss of any team member could impair our ability to design, identify, and develop new intellectual property and new scientific or product ideas. The loss of a key employee, the failure of a key employee to perform in his or her current position, or our inability to attract and retain skilled employees could result in our inability to continue to grow our business or to implement our business strategy. We compete for qualified management and scientific personnel with other life science companies, academic institutions, and research institutions. Our employees could leave our Company with little or no prior notice. They are free to work for a competitor. If one or more of our senior executives or other key personnel were unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and other senior management may be required to divert attention from other aspects of the business. In addition, we do not have “key person” life insurance policies covering any member of our management team or other key personnel. The loss of any of these individuals or any inability to attract or retain qualified personnel, including scientists, engineers, and others, could prevent us from pursuing collaborations and materially and adversely affect our product development and introductions, business growth prospects, results of operations, and financial condition.

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

Successfully commercializing medical devices such as ours is a complex and uncertain process. We began marketing and selling the CellFX System in the United States, Canada, and certain limited European markets in late 2021 to dermatologists through a limited direct sales force. In January 2022, we established an operating company in the Netherlands to further enhance our operations in Europe. However, following two reductions in force in 2022, our worldwide sales force currently consists of only three sales directors. We have limited experience marketing and selling the CellFX System in dermatology, no sales experience in cardiology, and our revenues and cash flows have been volatile and difficult to predict.

Our limited commercialization efforts depend on the efforts of our management and sales team, our third-party manufacturers and suppliers, physicians and medical clinics, and general economic conditions, among other factors, including the following:

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure or delay can occur at any time during the clinical trial process. For example, success in nonclinical studies and early feasibility clinical studies does not ensure that the expanded clinical trials needed to support regulatory submissions will be successful. Setbacks can be caused by, among other things, nonclinical findings made while clinical trials are underway, safety or efficacy observations made in clinical trials, including previously unreported adverse events, or post-approval observations. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval or clearance for our product candidates or to expand the existing approvals or clearances for our existing products. To date, we have had very limited pre-clinical experience using NPS technology in animal models of cardiac disease; our past successes in dermatology may not translate into similar results in cardiology. In particular, the safety and efficacy data we have generated using NPS technology and the CellFX System to treat benign lesions in the skin might not be replicated in other areas of medicine outside of dermatology, including the use of NPS technology and the CellFX System to treat atrial fibrillation or other cardiac disease.

Our long-term growth depends on our ability to develop marketable products through our research and development efforts, and if we fail to do so we may be unable to compete effectively.

The medical device industry is characterized by intense competition, rapid technological changes, new product introductions and enhancements, and evolving industry standards. Our business prospects depend in part on our ability to develop new products and applications for our NPS technology, including in new markets that develop as a result of technological and scientific advances. New technologies, techniques or products could emerge that might offer better combinations of price and performance than our products. It is important that we anticipate changes in technology and market demand, as well as physician, hospital, and healthcare provider practices to successfully develop, obtain clearance or approval, if required, and successfully introduce new, enhanced and competitive technologies to meet our prospective customers’ needs on a timely and cost-effective basis.

We might be unable to successfully commercialize our current products with domestic or international regulatory clearances or approvals or develop or obtain regulatory clearances or approvals to market new products, either with or without a corporate partner in cardiology, for example. Additionally, despite our best efforts and the best efforts of any corporate partners we may secure, these products and any future products might not be accepted by dermatologists, cardiologists, or other health care workers or the third-party payors who reimburse for the procedures performed with our products or may not be successfully commercialized due to other factors. The success of any new product offering or enhancement to an existing product will depend on numerous factors, including our ability to:

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

If we fail to maintain necessary regulatory clearance for our product, or if clearances or approvals for future devices and indications are delayed or not issued, the commercial prospects for our CellFX System and other NPS technologies would be harmed.

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

Our CellFX System and any future product candidates may cause serious adverse side effects or have other properties that could delay or prevent their regulatory approval, limit their commercial desirability or result in significant negative consequences.

The risk of failure of clinical development is high. For example, the vast majority of our in vivo data has been a result of animal testing outside of cardiac animal models, and we have only completed a limited number of feasibility studies in humans, all of which have examined the use of our CellFX System in dermatologic conditions. Undesirable side effects caused by the CellFX System, NPS pulses, or any of our planned future products could cause us, any partners, or regulatory authorities to interrupt, delay or halt clinical trials or to revoke previously granted regulatory approvals. Undesirable side effects could also result in more restrictive labeling requirements or the delay or denial of regulatory approval of planned future products by the FDA or other comparable foreign regulatory authority.

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

Observations and developments that may be achievable under laboratory circumstances may not be able to be replicated in broader research and development phases, in commercial settings, or in the use of any of any product or product candidates in the field. Furthermore, our NPS technologies will be administered by healthcare professionals and will require a degree of training and practice to administer correctly. Treatment results achieved in the laboratory or in clinical trials conducted by us or by other investigators may not be representative of the results actually encountered during commercial use of our products due to variability in administration technique. The training and skills of investigators in our clinical trials may not be representative of the training and skills of future product users, which could negatively affect treatment results and the reputation of the Company or its products. In addition, there may be a selection bias in the patients and/or sites of administration chosen for any clinical trials that would positively affect treatment results that may not be representative or predictive of real-world experience with our products, including the CellFX System.

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

We may encounter manufacturing problems or delays that could result in lost revenue or slower than anticipated product development. Additionally, we currently rely on third-party suppliers for critical materials needed to manufacture the CellFX System and related applicators. Any problems experienced by these suppliers could result in a delay or interruption of their supply to us and, as a result, we may face delays in the development and commercialization of products.

We currently rely upon third-party suppliers to manufacture and supply components for the CellFX System and for our products under development. We perform final assembly of our CellFX devices at our facility in California. We believe we have an adequate inventory of materials and manufacturing capacity to support all our foreseeable commercial activities. However, the manufacture of the CellFX components in compliance with the FDA’s regulations requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of medical device products often encounter difficulties in production, including difficulties with production costs and yields, quality control, quality assurance testing, shortages of qualified personnel, as well as compliance with applicable regulations, both foreign and domestic.

We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with applicable regulatory requirements, and if our contract manufacturers cannot successfully manufacture the components needed for our products and products under development in a manner that conforms to our specifications and these strict regulatory requirements, we may not be able to rely on their manufacturing facilities in the future. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority finds these facilities inadequate for the manufacture of our components or if such facilities are subject to enforcement action in the future or are otherwise inadequate with respect to complying with applicable regulatory requirements, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop and market our product or to obtain regulatory approval or clearance for our product candidates.

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

Patents and other proprietary rights are essential to our business and our ability to compete effectively with other companies is dependent upon the proprietary nature of our technologies. Similarly, our future success partnering our NPS technologies, including our CellFX System, will depend greatly on the perceived strength and reach of the patents protecting those technologies against unlicensed competitors. We also rely upon trade secrets, know-how, continuing technological innovations, and licensing opportunities to develop, maintain and strengthen our competitive position. We seek to protect these, in part, through confidentiality agreements with certain employees, consultants and other parties. Our success will depend in part on the ability of our licensors and us to obtain, to maintain (including making periodic filings and payments) and to enforce patent protection for the licensed intellectual property, in particular, those patents to which we have secured rights. We may not successfully prosecute or continue to prosecute the patent applications which we have licensed. Even if patents are issued in respect of these patent applications, we may fail to maintain these patents or may determine not to pursue litigation against entities that are infringing upon these patents. Without adequate protection for the intellectual property that we own or license, other companies might be able to offer substantially identical products for sale, which could unfavorably affect our competitive business position and harm our business prospects. Even if issued, patents may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection that we may have for our products.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us or our future commercial partners to maintain a competitive advantage. The following examples are illustrative:

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

Evaluating the strength and enforceability of our patents involves complex legal and scientific questions and can be uncertain. Both our patents and patent applications can be challenged by third parties and our patent applications may fail to result in issued patents. Moreover, both our existing and future patents may be too narrow to prevent third parties from developing or designing around our intellectual property and, in that event, we may lose competitive advantage and our business may suffer.

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

All our product development depends upon maintaining strong working relationships with physicians.

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

Any of the above may cause our stock price or trading volume to decline. Stock markets in general, and the market for companies in our industry in particular, have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including ours. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. Investors may not realize any return on their investment in us and may lose some or all of their investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. The high volatility of our stock price, the composition of our Board and governance practices, including our Executive Chairman’s repeated interest in acquiring additional shares in our Company through related party transactions, as well as countless other factors not identified above, increase the risk of securities litigation or shareholder derivative litigation against the Company and its Directors. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns and adversely impact our ability to raise capital to fund our operations, which could seriously harm our business.

Sales or purchases of shares of our common stock may adversely affect the market for our common stock.

If we or our stockholders, particularly our directors, executive officers and significant stockholders, sell or purchase, register for sale, or indicate an intent to sell or purchase, shares of our common stock in the public market, it may have a material adverse effect on the market price of our common stock. In particular, Robert W. Duggan, our majority stockholder and Executive Chairman, is not subject to any contractual restrictions with us on his ability to sell or transfer the shares of our common stock that he holds, and these sales or transfers could create substantial declines in the price of our securities or, if these sales or transfers were made to a single buyer or group of buyers, could contribute to a transfer of control of our Company to a third party. Many of Mr. Duggan’s shares in the Company have been registered for resale pursuant to an effective registration statement on Form S-3. Sales by Mr. Duggan of a substantial number of shares, or the expectation of such sales, could cause a significant reduction in the market price of our common stock.

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

A majority percentage of our outstanding stock is held by Robert W. Duggan, Executive Chairman of our Board, who beneficially owns approximately 56% of our common stock outstanding as of the date of this Quarterly Report. As a result, Mr. Duggan has control over corporate actions requiring stockholder approval, including the following actions:

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

Robert W. Duggan is our Executive Chairman, and beneficially owns approximately 56% of our common stock outstanding as of the date of this Quarterly Report. In addition, Mr. Duggan is not subject to any contractual restrictions on his ability to acquire additional shares of common stock, and any such purchases, including purchases of equity securities in connection with any rights offerings or any alternative equity or equity-linked offering that we may conduct, could result in his acquisition of a majority of our common stock. As a result of Robert W. Duggan’s controlling ownership and position as Executive Chairman, others may be less inclined to pursue an acquisition of us and therefore we may not have the opportunity to be acquired in a transaction that stockholders might otherwise deem favorable, including transactions in which our stockholders might realize a substantial premium for their shares. In addition, public speculation regarding Mr. Duggan, as well as our relationship with Mr. Duggan, could cause our stock price to fluctuate.

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

Furthermore, these and future rules and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. For example, we determined not to renew our director and officer liability insurance this year due to disproportionately high premiums quoted by insurance companies. Instead, we and Robert W. Duggan, Executive Chairman of our board of directors, have entered into a letter agreement pursuant to which Mr. Duggan has agreed with us to personally provide “Side A” indemnity coverage on substantially the same terms as our prior coverage program for a one-year period. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including the negative impact of COVID-19 on the global economy and markets. Furthermore, the market for aesthetic medical treatments may be particularly vulnerable to unfavorable economic conditions. A global financial crisis or a global or regional political disruption could cause extreme volatility in the capital and credit markets, as has recently been the case due to COVID-19. A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our products. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended September 30, 2022, we completed no unregistered sale of our securities.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
10.1

Loan Agreement, dated as of September 20, 2022, by and between Pulse Biosciences, Inc. and Robert W. Duggan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 001-37744, filed on September 23, 2022).

10.2

Amendment to Employment Agreement, between Darrin Uecker and Pulse Biosciences, Inc., dated September 20, 2022 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, Commission File No. 001-37744, filed on September 23, 2022).

10.3

Amendment to Employment Agreement, between Kevin Danahy and Pulse Biosciences, Inc., dated September 23, 2022 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 001-37744, filed on September 28, 2022).

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

PULSE BIOSCIENCES, INC.

Date: November 10, 2022	By:	/s/ Sandra A. Gardiner
Sandra A. Gardiner
Chief Financial Officer, Executive Vice President of Finance and Administration, and Treasurer (Principal Financial and Accounting Officer)