Form 10-Q
period 2023-03-31
Pulse Biosciences, Inc.
filed 2023-05-11
CIK 1625101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2023: 37,641,892

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PULSE BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$54,098	$61,139
Prepaid expenses and other current assets	849	1,008
Total current assets	54,947	62,147

Property and equipment, net	1,865	1,961
Intangible assets, net	2,384	2,551
Goodwill	2,791	2,791
Right-of-use assets	7,869	8,062
Other assets	365	365
Total assets	$70,221	$77,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,160	$1,573
Accrued expenses	3,091	2,595
Deferred revenue	4	—
Lease liability, current	935	896
Related party note payable, current	801	917
Total current liabilities	6,991	5,981

Lease liability, less current portion	8,898	9,144
Related party note payable, less current	65,000	65,000
Total liabilities	80,889	80,125

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized – 50,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized – 500,000 shares; issued and outstanding – 37,593 shares and 37,235 shares at March 31, 2023 and December 31, 2022, respectively	37	37
Additional paid-in capital	293,801	292,420
Accumulated other comprehensive income (loss)	—	—
Accumulated deficit	(304,506)	(294,705)
Total stockholders’ deficit	(10,668)	(2,248)
Total liabilities and stockholders’ equity	$70,221	$77,877

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Product revenues	$—	$444
Total revenues	—	444
Cost and expenses:
Cost of revenues	—	909
Research and development	5,829	6,769
Sales and marketing	—	5,541
General and administrative	3,733	4,498
Total cost and expenses	9,562	17,717
Loss from operations	(9,562)	(17,273)
Other income (expense):
Interest income (expense), net	(239)	—
Total other income (expense)	(239)	—
Loss from operations, before income taxes	(9,801)	(17,273)
Income tax benefit	—	—
Net loss	(9,801)	(17,273)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	—	—
Comprehensive loss	$(9,801)	$(17,273)
Net loss per share:
Basic and diluted net loss per share	$(0.26)	$(0.58)
Weighted average shares used to compute net loss per common share — basic and diluted	37,390	29,745

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(9,801)	$(17,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	135	160
Amortization of intangible assets	167	166
Stock-based compensation	896	2,007
Changes in operating assets and liabilities:
Accounts receivable	—	40
Inventory	—	(1,663)
Prepaid expenses and other current assets	160	191
Other receivables	(1)	(39)
Right-of-use assets	193	174
Accounts payable	587	609
Accrued expenses	496	215
Deferred revenue	4	—
Lease liabilities	(207)	(182)
Accrued interest on related party note payable	801	—
Accrued interest on note payable	—	1
Net cash used in operating activities	(6,570)	(15,594)
Cash flows from investing activities:
Purchases of property and equipment	(39)	(279)
Net cash used in investing activities	(39)	(279)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	291	372
Proceeds from exercises of warrants	194	—
Payments made on insurance loan agreement	—	(437)
Payments made on related party note	(917)	—
Net cash used in financing activities	(432)	(65)
Net decrease in cash and cash equivalents	(7,041)	(15,938)
Cash and cash equivalents at beginning of period	61,139	28,614
Cash and cash equivalents at end of period	$54,098	$12,676

Supplemental disclosure of noncash investing and financing activities:
Equipment purchases included in accounts payable and accrued expenses	$—	$(27)

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	(Deficit) Equity
Balance, December 31, 2022	37,235	37	292,420	—	(294,705)	(2,248)
Issuance of shares under employee stock purchase plan	262	—	291	—	—	291
Issuance of shares upon exercise of warrants	96	—	194	—	—	194
Stock-based compensation expense	—	—	896	—	—	896
Net loss	—	—	—	—	(9,801)	(9,801)
Balance, March 31, 2023	37,593	$37	$293,801	$—	$(304,506)	$(10,668)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2021	29,716	$29	$271,861	$—	$(236,200)	$35,690
Issuance of shares under employee stock purchase plan	86	—	372	—	—	372
Stock-based compensation expense	—	—	2,007	—	—	2,007
Net loss	—	—		—	(17,273)	(17,273)
Balance, March 31, 2022	29,802	$29	$274,240	$—	$(253,473)	$20,796

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of the Business

Pulse Biosciences, Inc. is a novel bioelectric medicine company committed to health innovation using its patented Nano-pulse Stimulation (“NPS”) technology, a revolutionary energy modality that delivers nanosecond-duration pulses of electrical energy, each less than a millionth of a second long, to non-thermally clear targeted cells while sparing adjacent noncellular tissue. NPS technology, also referred to as a Nanosecond Pulsed-Field Ablation (“nsPFA”) technology when used to ablate cellular tissue, can be used to treat a variety of medical conditions for which an optimal solution remains unfulfilled. The Company developed its proprietary CellFX System, a novel nsPFA delivery platform, and commercialized the initial application of its nsPFA technology to treat benign lesions of the skin. In parallel, the Company has designed a variety of applicators to explore the potential use of the CellFX platform to treat disorders in other medical specialties, such as cardiology, gastroenterology, gynecology, and ear, nose and throat. These applicators include devices for open surgical procedures, endoscopic or minimally invasive procedures, and endoluminal catheters, and each has been used in preclinical studies. Based on our preclinical experience and the potential to significantly improve outcomes for patients in a large and growing market, the Company decided in 2022 to focus its efforts on the use of nsPFA and the CellFX platform in the treatment of atrial fibrillation (“AF”).

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the Company’s  December 31, 2022 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The condensed consolidated financial statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) and, as permitted by such rules and regulations, omit certain information and footnote disclosures necessary to present the financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The condensed consolidated balance sheet as of  December 31, 2022 was derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three-month period ended March 31, 2023, are not necessarily indicative of the results to be expected for the entire year or any future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the financial statements of Pulse Biosciences, Inc. and its wholly-owned subsidiaries. Intercompany balances and transactions, if any, have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the Financial Statements and accompanying notes to the condensed consolidated financial statements. Estimates include, but are not limited to, the valuation of cash equivalents, the valuation and recognition of share-based compensation, income taxes, and the useful lives assigned to long-lived assets. The Company evaluates its estimates and assumptions based on historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from these estimates.

Significant Accounting Policies

The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The Company continually evaluates the accounting policies and estimates used in preparing the consolidated financial statements. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2023, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Valuation of Inventory

Inventory is stated at lower of cost or net realizable value. The Company establishes the inventory basis by determining the cost based on standard costs approximating the purchase costs on a first-in, first-out basis. Net realizable value is the estimated selling price in the ordinary course of the Company’s business, less reasonably predictable costs of completion, disposal, and transportation. The cost basis of the Company’s inventory will be reduced for any products that are considered excessive or obsolete based upon assumptions about future demand and market conditions. At  December 31, 2022, the inventory balance was fully written off due to excessive and obsolete inventory and the Company does not plan to capitalize further inventory in relation to the dermatology market.

Revenue from Contracts with Customers

The Company recognized revenue at a point in time when it satisfied performance obligations by transferring control of promised goods to its customers. The amount of revenue recognized was equal to the consideration which the Company was entitled to in exchange for the promised goods, excluding any amounts assessed by government authorities for taxes which might have been collected from a customer. Sales contracts often involved the sale and delivery of multiple products, each of which typically represented a separate performance obligation in the contract. While the Company has sold these products on a stand-alone basis at their respective stand-alone selling prices (“SSP”), initial customer contracts primarily involved the bundling of products which were delivered concurrently to the customer. In such instances, the full consideration of the contract was recognized upon shipment of the products. The Company generally required receipt of full payment prior to shipment, however, from time to time, payment terms were extended to customers upon which the Company performed a necessary credit evaluation to ensure future collectability of the outstanding balance. The accounts receivable balance at March 31, 2023 is zero and the Company has therefore not recorded an allowance against the accounts receivable balance. Refer to Note 10 for further details.

Product Warranty

The Company provides a standard warranty on eligible products which provides the customer assurances that the products comply with the agreed-upon specifications. The standard warranty does not provide any services in addition to those assurances. The Company accrued a warranty reserve for products sold based upon the best estimate of the nature, frequency, and costs of future claims. These estimates are inherently uncertain given the short history of sales, and changes to the historical or projected warranty experience  may cause material changes to the warranty reserve in the future. The warranty reserve is included within accrued expenses on the consolidated balance sheets. Warranty expense was recorded as a component of Cost of Revenues in the consolidated statements of operations and comprehensive loss.

Warranty accrual activity consisted of the following for the three-month periods ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Beginning balance	$50	$80
Add: Accruals for warranties issued during the period	—	17
Less: Adjustment for inventory at cost and excessive and obsolete inventory	—	—
Ending balance	$50	$97

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

The following outstanding stock options, and warrants were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2023	2022
Common stock warrants	7,208,193	—
Common stock options	5,608,210	5,558,884
Total	12,816,403	5,558,884

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

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis as of March 31, 2023 and December 31, 2022, respectively (in thousands):

		March 31, 2023
Assets	Classification	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$50,700	$—	$—	$50,700
Total assets measured at fair value		$50,700	$—	$—	$50,700

		December 31, 2022
Assets	Classification	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$57,973	$—	$—	$57,973
Total assets measured at fair value		$57,973	$—	$—	$57,973

The Company did not have any financial liabilities measured on a recurring basis as of  March 31, 2023 or December 31, 2022.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Leasehold improvements	$2,519	$2,519
Laboratory equipment	1,149	1,118
Furniture, fixtures and equipment	966	966
Software	289	289
Construction in progress	30	22
	4,953	4,914
Less: Accumulated depreciation and amortization	(3,088)	(2,953)
	$1,865	$1,961

Depreciation expense was $0.1 million and $0.2 million for the three-month periods ended March 31, 2023 and 2022, respectively.

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

Intangible assets, net consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Acquired patents and licenses	$7,985	$7,985
Less: Accumulated amortization	(5,601)	(5,434)
	$2,384	$2,551

A schedule of the amortization of intangible assets for the remainder of 2023 and the succeeding [four] fiscal years is as follows (in thousands):

Years ending December 31:
2023 (remaining 9 months)	$498
2024	665
2025	665
2026	556
$2,384

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Compensation expense	$1,615	$1,377
Director and officer liability insurance (Note 12)	815	571
Clinical trial fees and costs	49	64
Professional fees	351	318
Warranty	50	50
Other	211	215
	$3,091	$2,595

5. Goodwill

In 2014, the Company acquired three companies (the “Acquisitions”) for aggregate consideration of $5.5 million. In accordance with ASC Topic 805, Business Combinations, the Company recorded goodwill of $2.8 million in connection with the Acquisitions as the consideration paid exceeded the fair value of the net tangible assets and the intangible assets acquired.

In accordance with ASC Topic 350, Intangibles-Goodwill and Other (as amended by Accounting Standards Update 2017-04), the Company reviews goodwill for impairment at least annually or whenever any events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company performed an updated goodwill impairment analysis as of March 31, 2023, and it was determined that no impairment of goodwill existed.

6. Stockholders’ Equity and Stock-Based Compensation

Rights Offering

On June 9, 2022, the Company completed a rights offering (the “2022 Rights Offering") resulting in the sale of 7,317,072 units (the “Units”), at a price of $2.05 per Unit, with each Unit consisting of one share of the Company’s common stock, par value $0.001 per share, and one warrant (the “2022 Rights Offering Warrants”) to purchase one share of common stock. The common stock and warrants comprising the Units separated upon the closing of the 2022 Rights Offering and were issued individually. 7,317,072 shares of common stock and warrants to acquire up to an additional 7,317,072 shares of common stock were issued in the 2022 Rights Offering. The Company received aggregate gross proceeds from the 2022 Rights Offering of $15 million. If exercised, additional gross proceeds of up to $15 million may be received through the exercise of the 2022 Rights Offering Warrants. Each 2022 Rights Offering Warrant is exercisable for one share of the Company’s common stock at an exercise price equal to $2.05. See the Common Stock Warrants section below for further details. Robert W. Duggan, the Company’s largest stockholder and Executive Chairman, purchased approximately 56% of the shares offered through the 2022 Rights Offering.

At-the-Market Equity Offering

On February 4, 2021, the Company entered into a sales agreement (the “Sales Agreement”) with Stifel, Nicolaus & Company, Inc. (“Stifel”) as sales agent, pursuant to which the Company may offer and sell, from time to time, through Stifel, up to $60.0 million in shares of common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Company has no obligation to make any sales of its common stock pursuant to such Sales Agreement. The Company did not issue or sell any shares of common stock under the Sales Agreement during the three months ended March 31, 2023 and 2022, respectively.

Common Stock Warrants

In connection with the 2022 Rights Offering, the Company issued 2022 Rights Offering Warrants to purchase a total of 7,317,072 shares of its common stock at an exercise price of $2.05. The 2022 Rights Offering Warrants are exercisable immediately and expire on the fifth anniversary of the closing of the 2022 Rights Offering. The 2022 Rights Offering Warrants are subject to redemption by the Company for $0.01 per underlying share of common stock, on not less than 30 days written notice, if the volume weighted average price of the Company’s common stock equals or exceeds 200% of the exercise price for the warrants, subject to adjustment, per share, for 20 consecutive trading days, provided that the Company may not redeem the warrants prior to the date that is three months after the issuance date. On May 10, 2023, the Company issued a press release announcing that on May 9, 2023 the terms for warrant redemption had been met. The warrants may be exercised for cash in accordance with the terms therein at any time prior to June 16, 2023, the anticipated redemption date for the warrants. In the three months ended March 31, 2023, a total of 95,639 warrants were exercised. As of March 31, 2023, there were 7,208,193 2022 Rights Offering Warrants outstanding.

Equity Plans

2017 Equity Incentive Plan and 2017 Inducement Equity Incentive Plan

The Board of Directors of the Company (the “Board”) previously adopted, and the Company’s stockholders approved, the Company’s 2017 Equity Incentive Plan (the “2017 Plan”).

The 2017 Plan has a 10-year term, and provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and performance shares to employees, directors and consultants of the Company and any parent or subsidiary of the Company, as the Compensation Committee of the Board may determine. Subject to an annual evergreen increase and adjustment in the case of certain capitalization events, the Company initially reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to awards under the 2017 Plan. In addition, shares remaining available under the Company’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”), and shares reserved but not issued pursuant to outstanding equity awards that expire or terminate without being exercised or that are forfeited or repurchased by the Company will be added to the shares of common stock available for issuance under the 2017 Plan. The 2017 Plan is administered by the Board’s Compensation Committee. Effective January 1, 2023, the number of shares of common stock available under the 2017 Plan increased automatically by 1,200,000 shares pursuant to the evergreen provision of the 2017 Plan, which provides that the number of shares available to grant under the 2017 Plan will increase each year by the lesser of (i) 1,200,000 shares, (ii) 4% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. As of March 31, 2023, 3,136,838 shares of common stock remained available for issuance under the 2017 Plan.

In November 2017, the Board adopted the 2017 Inducement Equity Incentive Plan (the “Inducement Plan”) and reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan was adopted without stockholder approval.

The Inducement Plan has a 10-year term, and provides for the grant of equity-based awards, including nonstatutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares and performance units, and its terms are substantially similar to the 2017 Plan, including with respect to treatment of equity awards in the event of a “merger” or “change in control” as defined under the Inducement Plan. Options issued under the Inducement Plan may have a term up to ten years and have variable vesting provisions. New hire grants generally vest 25% per year starting upon the first anniversary of the grant. Equity-based awards issued under the Inducement Plan are only issuable to individuals not previously engaged as employees or as non-employee directors of the Company prior to the Inducement Plan’s adoption date. In May 2021, the Board approved an amendment to the Inducement Plan to reserve an additional 1,000,000 shares of the Company’s common stock for issuance pursuant to the Inducement Plan. As of March 31, 2023, 1,140,501 shares of common stock remained available for issuance under the Inducement Plan.

A summary of stock option activity under the 2015 Plan, 2017 Plan and Inducement Plan for the three-months ended  March 31, 2023 is presented below:

	Stock Options Outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)
Balances — December 31, 2022	5,250,696	$12.67	6.24
Options granted	807,300	2.92
Options exercised	—	—
Options canceled	(68,894)	11.24
Options expired	(380,892)	13.07
Balances — March 31, 2023	5,608,210	$11.25	6.90
Exercisable — March 31, 2023	3,434,715	$14.72	5.66

Time-based Options

The Company awards time-based options which vest and become exercisable, subject to the individual’s continued employment or service through the applicable vesting date. Time-based options can have various vesting schedules, most commonly new hire grants which generally vest 25% per year starting upon the first anniversary of the grant.

A summary of the time-based stock option activity under the 2015 Plan, 2017 Plan and Inducement Plan for the three-months ended  March 31, 2023 is presented below:

	Stock Options Outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)
Balances — December 31, 2022	4,730,394	$12.95	6.16
Options granted	25,000	2.52
Options exercised	—	—
Options canceled	(68,894)	11.24
Options expired	(302,720)	13.13
Balances — March 31, 2023	4,383,780	$12.91	6.34
Exercisable — March 31, 2023	3,226,526	$14.98	5.59

The fair value of the time-based options granted during the three-months ended March 31, 2023 was $49 thousand.

Performance Options

Certain stock options awarded by the Company contain performance conditions related to certain financial measures and achievements of strategic/operational milestones. The options will vest and become exercisable once the specific performance condition is fulfilled.

A summary of the performance option activity under the 2017 Plan and Inducement Plan for the three-months ended  March 31, 2023 is presented below:

	Stock Options Outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)
Balances — December 31, 2022	520,302	$10.08	7.02
Options granted	782,300	2.92
Options exercised	—	—
Options canceled	—	—
Options expired	(78,172)	12.84
Balances — March 31, 2023	1,224,430	$5.33	8.90
Exercisable — March 31, 2023	208,189	$10.72	6.71

The fair value of the performance options granted during the three-months ended March 31, 2023 was $1.8 million.

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

	Three Months Ended March 31,
	2023	2022
Expected term in years	6.03	6.3 - 6.8
Expected volatility	94%	83%
Risk-free interest rate	3.80%	1.90%
Dividend yield	—	—

2017 Employee Stock Purchase Plan

The Board previously adopted, and the Company's stockholders approved, the Company’s 2017 Employee Stock Purchase Plan (the “2017 ESPP”).

The 2017 ESPP is a broad-based plan that provides employees of the Company and its designated affiliates with the opportunity to become stockholders through periodic payroll deductions that are applied towards the purchase of Company common shares at a discount from the then-current market price. Subject to adjustment in the case of certain capitalization events, a total of 250,000 common shares of the Company were available for purchase at adoption of the 2017 ESPP. Pursuant to the 2017 ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 450,000 shares, (ii) 1.5% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. The Board waived the evergreen provision for 2022 and 2023 and no additional shares were reserved under the 2017 ESPP. During the three months ended March 31, 2023, the Company issued 262,470 shares of common stock under the 2017 ESPP. As of March 31, 2023, 198,529 shares of common stock remained available for issuance under the 2017 ESPP.

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

	Three Months Ended March 31,
	2023	2022
Expected term in years	0.5 - 1.0	0.5 - 1.0
Expected volatility	83%	83%
Risk-free interest rate	5.1% - 5.2%	0.6% - 0.9%
Dividend yield	—	—

Stock-based Compensation

Total stock-based compensation expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenues	$—	$90
Research and development	258	457
Sales and marketing	—	454
General and administrative	638	1,006
Total stock-based compensation expense	$896	$2,007

As of March 31, 2023, not all of the performance conditions of the performance options are probable to be achieved. Compensation expense has only been recognized for those conditions that are assumed to be probable.

Total stock-based compensation expense by type was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Time-based options	$678	$1,807
Performance options	117	84
ESPP	101	116
Total stock-based compensation expense	$896	$2,007

7. Research Grants and Agreements

Sponsored Research Agreement

The Company may sponsor research activities (“SRAs”) performed by ODURF. ODURF is compensated by the Company for its conduct of each study in accordance with the budget and payment terms set forth in the applicable task order. In March 2021, the Company agreed to sponsor a task order in the amount of $0.3 million for research performed during the subsequent 12-month period to be funded through monthly payments to ODURF. In May 2021, the Company agreed to sponsor an additional task order in the amount of $0.3 million for research performed during the subsequent 12-month period. These SRAs are funded through monthly payments to ODURF. Payments will be made upon ODURF certifying, to the Company’s reasonable satisfaction, that ODURF has met its obligations pursuant to the specified task order and statement of work. The principal investigator may transfer funds with the budget as needed without the Company’s approval so long as the obligations of ODURF under the task order and statement of work remain unchanged and unimpaired. During the three-month periods ended March 31, 2023 and 2022, the Company incurred costs relating to the SRAs equal to zero and $0.1 million, respectively. As of March 31, 2023, the Company does not have any active SRAs with ODURF.

8. Commitments and Contingencies

2022 Loan Agreement

On September 20, 2022, the Company and Robert W. Duggan, the Executive Chairman, entered into a Loan Agreement (“2022 Loan Agreement”) in connection with Mr. Duggan lending the principal sum of $65.0 million to the Company. The Loan Agreement bears interest at a rate per annum equal to 5.0%, payable quarterly commencing on  January 1, 2023, with the principal sum payable on  March 20, 2024. On  March 17, 2023, the Company and Mr. Duggan agreed to amend certain terms of the Loan Agreement. There were no changes to the interest rate, but the principal sum is now due and payable on  September 30, 2024. During the three-month period ended March 31, 2023, the Company made a cash payment of $0.9 million for accrued interest on the loan, and recorded an additional $0.8 million of interest expense in relation to the 2022 Loan Agreement. On April 30, 2023, the Company entered into a Securities Purchase Agreement with Mr. Duggan, pursuant to which the Company agreed to issue and sell to Mr. Duggan 10,022,937 shares of the Company’s common stock, par value $0.001 per share, in a Private Placement, at a price per share of $6.51. These shares were paid for through the cancellation of the principal sum of $65.0 million, together with all accrued and unpaid interest outstanding, pursuant to the 2022 Loan Agreement. Upon closing of the Private Placement and satisfaction of the outstanding debt, the 2022 Loan Agreement terminated, without early termination fees or penalties being owed by the Company, and no additional amounts are owed to Mr. Duggan under the 2022 Loan Agreement.

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

Supplemental balance sheet information related to leases (in thousands):

	March 31,	December 31,
Assets:	2023	2022
Right-of-use assets	$7,869	$8,062

	March 31,	December 31,
Liabilities:	2023	2022
Current operating lease liabilities	$935	$896
Non-current operating lease liabilities	8,898	9,144
Total lease liabilities	$9,833	$10,040

Total cash paid for operating lease liabilities (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for operating lease liabilities	$453	$447

Maturities of operating lease liabilities were as follows (in thousands):

Year ending December 31:
2023 (remaining 9 months)	$1,392
2024	1,910
2025	1,977
2026	2,046
2027	2,117
Thereafter	4,075
Total lease payments	13,517
Less imputed interest	(3,684)
Total lease liabilities	$9,833

Weighted-average remaining lease term and discount rate, as of March 31, 2023, were as follows:

Weighted-average remaining lease term	6.59
Weighted-average discount rate	10%

Rent expense, including common area maintenance charges, was $0.5 million for each of the three-month periods ended March 31, 2023 and 2022.

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

In  November 2022, the employment of our former Chief Financial Officer, Sandra Gardiner, terminated. Ms. Gardiner’s departure was not the result of any disagreement with the Company on any matter relating to its operations, accounting policies or practices, although the Company determined that she was not eligible to receive any severance benefits under the terms and conditions of her then existing employment agreement. In  March 2023, Ms. Gardiner filed an arbitration demand with JAMS seeking severance benefits and other remedies, alleging breach of contract and unlawful termination in violation of public policy, among other things. We believe that Ms. Gardiner’s claims are without merit and we intend to vigorously defend ourselves against them.  Because of the difficulty in predicting the outcome of any legal proceeding, particularly one that is in its early stages, the Company cannot predict what the final outcome of Ms. Gardiner’s arbitration proceeding will likely be. However, at this time, we believe that the final resolution of this matter will not adversely affect our consolidated position, results of operations, or cash flows.

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

As part of the Controlled Launch, the Company selected 70 physicians and their practices to be the first physician consultants to launch the CellFX System and the associated CellFX commercial procedures into their respective markets and geographies. In the Controlled Launch program, the Company provided and set up a CellFX System at each physician site and provided the physician with the necessary related products and components, free of charge, to complete the requirements of the Controlled Launch program. Each CellFX System and any unused component products remained the property of the Company throughout the Controlled Launch program. Under the Controlled Launch program, each physician was to identify and recruit up to 40 or 50 patients, depending on the contract, for participation in the Controlled Launch, performing a CellFX procedure on each of the appropriately selected patients. The physician and their patients completed evaluation surveys about their experiences with the CellFX System and provided other information helpful to the Company. Upon completion of the procedures and the survey feedback, the physician earned credits to be used towards the future purchase of the CellFX System or, in some jurisdictions, fair payment for their time and effort completing the paperwork required under the Controlled Launch program. Credits earned and, if applicable, any other payments earned were limited to a maximum amount dependent on the number of surveys received by the Company. Upon completion of the Controlled Launch program requirements, each physician could choose to enter into a purchase agreement with the Company, under which the physician could use the credits earned (or other payments earned, as applicable) towards the purchase of the already-delivered CellFX System, or the physician could return the CellFX System to the Company.

As patient procedures and surveys were completed under the Controlled Launch program, the Company accrued the value of the credits earned, which were recorded in accrued expenses, with a corresponding charge to sales and marketing expense. The Company did not record any sales and marketing expense in relation to the Controlled Launch program for the three-month period ended March 31, 2023, and it recorded an expense of $0.3 million for the three-month period ended March 31, 2022.

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

During the three months ended March 31, 2023, the Company did not recognize any revenue in relation to the Controlled Launch program, and during the three-months ended March 31, 2022, certain consultants completed the Controlled Launch program and entered into purchase agreements with the Company, whereby they used their credits or other earned payments towards the purchase of a CellFX System. Accordingly, approximately $0.3 million of the accrued liability related to the Controlled Launch program was relieved and recognized as revenue on a non-cash basis as a result of these purchases during the three months ended March 31, 2022. See Note 10 for additional detail of revenue transactions.

10. Revenue

The Company recognized revenue at a point in time when it satisfied performance obligations by transferring control of promised goods to its customers. The amount of revenue recognized was equal to the consideration which the Company was entitled to in exchange for the promised goods, excluding any amounts assessed by government authorities for taxes which might be collected from a customer. This consideration  may include non-cash services performed, as was the case with revenue recognized in connection with the Controlled Launch program. On  September 20, 2022, the Company announced its shift in focus to advance its core NPS technology outside of dermatology and concluded its Controlled Launch program. Total revenue recognized for the three months ended  March 31, 2023 and 2022 was zero and $0.4 million, respectively, of which approximately zero and $0.3 million, respectively, was driven by the redemption of non-cash credits earned as part of the Controlled Launch, with the balances driven by cash purchases of cycle units (“CUs”) and CellFX commercial consoles sold.

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

11. Segment Reporting

The Company operates and manages the business as one reportable and operating segment. The Company’s Chief Executive Officer acts as the chief operating decision maker (“CODM”) of the Company. The CODM reviews the results of the Company on a consolidated basis, however in making certain operating decisions and assessing performance, the CODM will additionally review the disaggregated revenue results by product and geography. Substantially all of the Company’s long-lived assets are based in the United States.

Revenue by product consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Systems	$—	$367
Cycle units	—	77
Total consolidated revenue	$—	$444

Revenue by geography consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
North America	$—	$312
Rest of World	—	132
Total consolidated revenue	$—	$444

12.   Related Party Transactions

In May 2022, the Company determined not to renew its annual director and officer liability insurance policy due to disproportionately high premiums quoted by insurance companies. Instead, on May 31, 2022, the Company and Robert W. Duggan, majority stockholder and Executive Chairman, entered into a letter agreement (the “Letter Agreement”) pursuant to which Mr. Duggan has agreed with the Company to personally provide indemnity coverage for a one-year period, and he has agreed to deposit cash and/or marketable securities into a third-party escrow, as security for these obligations, if requested by the Company. The Company will pay a fee of $1.0 million to Mr. Duggan that shall be due on May 31, 2023, the last day of the one-year period, in consideration of the obligations set forth in the Letter Agreement. As of March 31, 2023, the amount owed to Mr. Duggan under the Letter Agreement was $0.8 million, recorded on the balance sheet under accrued expenses.

On September 20, 2022, the Company and Robert W. Duggan, majority stockholder and Executive Chairman, entered into the 2022 Loan Agreement in connection with Mr. Duggan lending the principal sum of $65.0 million to the Company. On April 30, 2023, the Company entered into a Securities Purchase Agreement with Mr. Duggan, pursuant to which the Company agreed to issue and sell to Mr. Duggan 10,022,937 shares of the Company’s common stock, par value $0.001 per share, in a Private Placement, at a price per share of $6.51. These shares were paid for through the cancellation of the principal sum of $65.0 million, together with all accrued and unpaid interest outstanding, pursuant to the 2022 Loan Agreement. Upon closing of the Private Placement and satisfaction of the outstanding debt, the 2022 Loan Agreement terminated, without early termination fees or penalties being owed by the Company, and no additional amounts are owed to Mr. Duggan under the 2022 Loan Agreement. See Note 8 for further details.

13.   Restructuring Charges

On March 31, 2022, the Company initiated a plan to reduce its operating expenses, preserve financial resources, and focus its sales and marketing efforts on increasing utilization of CellFX Systems. The Company’s Board of Directors approved changes to the Company’s commercial leadership, restructuring of its commercial field organization and reductions in other personnel and expenses across the Company. The Company announced a reduction in force effective as of March 31, 2022. The affected employees were offered separation benefits, including severance payments along with temporary healthcare coverage assistance. The Company incurred a discrete restructuring related charge of $0.7 million which was fully recorded in March 2022 and the related expenses are included within total cost and expenses on the condensed consolidated statement of operations for the three months ended March 31, 2022. This charge represents the total amount incurred in connection with the activity.

In February 2023, the Company eliminated an additional seven positions and incurred a discrete restructuring related charge of $0.1 million which was fully recorded in February 2023 and the related expenses are included within total cost and expenses on the condensed consolidated statement of operations for the three months ended March 31, 2023. This charge represents the total amount incurred in connection with the activity.

14.   Subsequent Events

On April 30, 2023, the Company entered into a Securities Purchase Agreement with Mr. Duggan, pursuant to which the Company agreed to issue and sell to Mr. Duggan 10,022,937 shares of the Company’s common stock, par value $0.001 per share, in a Private Placement, at a price per share of $6.51. The parties completed the Private Placement on May 9, 2023, after satisfying all pre-closing conditions, and the Company has issued the full number of shares to Mr. Duggan. The shares were paid for through the cancellation of the principal sum of $65.0 million borrowed by the Company pursuant to the 2022 Loan Agreement, which was entered into by and between the Company and Mr. Duggan on September 20, 2022, together with all accrued and unpaid interest outstanding owed at the time of closing. As a result of the closing of the Private Placement, the 2022 Loan Agreement has terminated, without early termination fees or penalties being owed by the Company, and no additional amounts are owed to Mr. Duggan under the 2022 Loan Agreement.

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. This Quarterly Report and any documents incorporated by reference may contain market data that we obtain from industry sources. These sources do not guarantee the accuracy or completeness of the information. Although we believe that our industry sources are reliable, we do not independently verify the information. The market data may include projections that are based on other projections. While we believe these assumptions and projections are reasonable and sound, as of the date of this Quarterly Report, actual results may differ from the projections.

Overview

Pulse Biosciences, Inc. is a novel bioelectric medicine company committed to health innovation using its patented Nano-pulse Stimulation™ technology, a revolutionary energy modality that delivers nanosecond-duration pulses of electrical energy, each less than a millionth of a second long, to non-thermally clear targeted cells while sparing adjacent noncellular tissue. NPS technology, also referred to as a Nanosecond Pulsed-Field Ablation™ or nsPFA™ technology when used to ablate cellular tissue, can be used to treat a variety of medical conditions for which an optimal solution remains unfulfilled. We developed our proprietary CellFX System®, a novel nsPFA delivery platform, and commercialized the initial application of our nsPFA technology to treat benign lesions of the skin. In parallel, we designed a variety of applicators to explore the potential use of the CellFX platform to treat disorders in other medical specialties, such as cardiology, gastroenterology, gynecology, and ear, nose and throat. These applicators include devices for open surgical procedures, endoscopic or minimally invasive procedures, and endoluminal catheters, and each has been used in preclinical studies. Based on our preclinical experience and the potential to significantly improve outcomes for patients in a large and growing market, we decided in 2022 to focus our efforts on the use of nsPFA technology and the CellFX platform in the treatment of atrial fibrillation ("AF").

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

We believe our nsPFA technology can provide important advantages over today’s thermal modalities in creating these ablation lines. For example, surgeons using the CellFX System should be able to deliver faster ablations through thicker tissue than thermal modalities because of the nonthermal mechanism of action that nsPFA employs, which is not affected by heatsinks such as the blood in the heart. Thermal modalities are also known to have problems with char formation on electrode surfaces which can cause gaps in the ablation lines leading to treatment failure and require the char to be scraped off by the surgeon during the procedure. Again, this should not be an issue with nsPFA ablation given its nonthermal nature. Because nsPFA ablation does not impact acellular tissue, such as collagen or cartilage, our technology has the potential to offer significant safety advantages over thermal modalities by allowing surgeons to ablate near and into vessels and valves without concern of permanent damage. And finally, nsPFA ablation has been shown to spare nerves of any permanent damage even when treated directly, which is another concern for thermal modalities. We believe these advantages will be profoundly important to cardiac surgeons treating AF, so we are working with leaders in the field to develop this technology quickly. In May 2023, we appointed Dr. Gan Dunnington as our Chief Medical Officer. Dr. Dunnington is a cardiothoracic surgeon and the Director of Cardiothoracic Surgery at St. Helena Hospital (Napa Valley). He specializes in minimally invasive complex cardiothoracic procedures for the treatment of AF.

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

Over the past few years, Robert Duggan, our Executive Director, has made significant investments in our Company to fund its operations. In June 2022, we completed a common stock rights offering to our existing stockholders of record, which raised $15 million in aggregate. Mr. Duggan purchased approximately 56% of the shares offered through this offering. Then, in September 2022, we entered into the 2022 Loan Agreement pursuant to which Mr. Duggan lent the Company $65 million to fund its product development operations. In April 2023, the 2022 Loan Agreement was terminated upon Mr. Duggan and the Company entering into a Securities Purchase Agreement whereby the shares were paid for through the cancellation of the principal sum of $65.0 million, together with all accrued and unpaid interest outstanding, pursuant to the 2022 Loan Agreement. Mr. Duggan may or may not elect to participate in any number of our future fundraisings, as described above, and he may choose to invest more than his current pro rata share in any of these fundraisings, or alternatively he may offer to provide additional debt financing as may be needed in order to maintain the Company as a going concern.

The source, timing and availability of any future financing will depend largely upon market conditions and perceived progress in the Company’s on-going product development initiatives, as well as future clinical and regulatory developments concerning the CellFX System and our other NPS-based technologies. Funding may not be available when needed, at all or on terms acceptable to us. Lack of necessary funds may require us to, among other things, delay, scale back or eliminate some or all of our commercial activities, reduce headcount, trim research and product development programs, discontinue clinical trials, stop all or some of our manufacturing operations, defer capital expenditures, deregister from being a publicly traded company and delist from Nasdaq, or license our potential products or technologies to third parties, possibly on terms that cannot sustain our current business. In addition, the recent decline in economic activity caused by the armed conflict between Russia and Ukraine, the current banking environment, and by the COVID pandemic, together with the deterioration of the credit, banking and capital markets, could have an adverse impact on potential sources of future financing.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with the rules and regulations of the U.S Securities and Exchange Commission. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2022. We continually evaluate the accounting policies and estimates used in preparing our consolidated financial statements. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2023, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Results of Operations

Comparison of the three-month periods ended March 31, 2023 and 2022

Our condensed consolidated statements of operations as discussed herein are presented below:

	Three Months Ended
	March 31,
(in thousands)	2023	2022	$ Change
Revenues:
Product revenues	$—	$444	$(444)
Total revenues	—	444	(444)
Cost and expenses:
Cost of revenues	—	909	(909)
Research and development	5,829	6,769	(940)
Sales and marketing	—	5,541	(5,541)
General and administrative	3,733	4,498	(765)
Total cost and expenses	9,562	17,717	(8,155)
Loss from operations	(9,562)	(17,273)	7,711
Other expense:
Interest expense, net	(239)	—	(239)
Total other expense	(239)	—	(239)
Loss from operations, before income taxes	(9,801)	(17,273)	7,472
Income tax benefit	—	—	—
Net loss	$(9,801)	$(17,273)	$7,472

Revenues

Revenues decreased by $0.4 million to zero for the three-month period ended March 31, 2023, compared to the same period in 2022. The decrease in revenues was driven by the September 2022 announcement to shift our strategic direction and advance our core NPS technology outside of dermatology, discontinuing further sales in the dermatology market.

Cost of Revenues

Cost of revenues decreased by $0.9 million to zero for the three-month period ended March 31, 2023, compared to the same period in 2022, driven by the September 2022 announcement to shift our strategic direction and advance our core NPS technology outside of dermatology. The Company has discontinued further sales in the dermatology market, which is currently the only market that the Company has regulatory clearance to market and sell into. As we are no longer selling the CellFX system, we are no longer incurring costs of revenues. Going forward, we will evaluate the classification of expenses as research and development or general and administrative in accordance with ASC Topic 730, Research and Development.

Research and Development

Research and development expenses consist of compensation and other employee related expenses for research and development personnel, clinical trials and consulting costs related to the design, development and enhancement of our potential future products, prototype material and devices. Research and development expenses decreased by $0.9 million to $5.8 million for the three-month period ended March 31, 2023, compared to $6.8 million during the same period in 2022 primarily due to decreases of $0.8 million in compensation and other employee related expenses and $0.2 million in stock-based compensation, partially offset by a $0.1 million increase in paid services. As noted under the Cost of Revenues section, the Company has shifted back into a pre-regulatory clearance state as it develops new uses for the CellFX system, and as such, will expense these costs incurred and record as research and development expenses in the period incurred.

Sales and Marketing

Sales and marketing expenses consisted of compensation and other employee related expenses for sales and marketing personnel, expenses associated with advertising and training, and marketing studies including our Controlled Launch program. The Company has discontinued further sales in the dermatology market and is performing research and development activities to advance its core NPS technology outside of dermatology. Because we will have no sales activities and we cannot market any products outside of dermatology, we will therefore classify costs previously booked as sales and marketing within general and administrative expenses. Sales and marketing expenses decreased by $5.5 million to zero for the three-month period ended March 31, 2023, compared to $5.5 million during the same period in 2022 primarily due to decreases of $3.7 million in compensation and other employee related expenses, $1.0 million in paid services and promotional activities, $0.5 million in stock-based compensation, and $0.1 million in supplies.

General and Administrative

General and administrative expenses consist of compensation and other related employee expenses for executives, finance, legal, human resources, information technology, and administrative personnel, professional fees, patent fees and costs, insurance costs and other general corporate expenses. General and administrative expenses decreased by $0.8 million to $3.7 million for the three-month period ended March 31, 2023, compared to $4.5 million during the same period in 2022 primarily due to decreases of $0.4 million in stock-based compensation, $0.3 million in paid services and $0.2 million in compensation and other employee related expenses. The decreases were primarily driven by decreased headcount.

Other Expense, net

Interest expense increased by $0.8 million for the three-month period ended March 31, 2023, compared to zero during the same period in 2022 driven by the interest incurred in relation to the 2022 Loan Agreement. This is partially offset by an increase of $0.6 million in interest income for the three-month period ended March 31, 2023, compared to zero during the same period in 2022 driven by increased returns on cash balances.

Liquidity and Capital Resources

To date, we have not generated significant revenues from product sales. Since inception, we have funded our business primarily through the issuance of equity securities and debt. Over the next few years, we intend to invest in research and development to develop additional commercially viable products and to assess the feasibility of potential future products.

On February 4, 2021, we entered into a Sales Agreement with Stifel as sales agent, pursuant to which we may offer and sell, from time to time, through Stifel, up to $60.0 million in shares of our common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. We have no obligation to make any sales of our common stock pursuant to such Sales Agreement. During the  three months ended March 31, 2023 and 2022, we did not issue or sell any shares of common stock under the Sales Agreement.

On June 9, 2022, we completed the 2022 Rights Offering resulting in the sale of 7,317,072 Units, at a price of $2.05 per Unit, with each Unit consisting of one share of the Company’s common stock, par value $0.001 per share, and one warrant to purchase one share of common stock. 7,317,072 shares of common stock and warrants to acquire up to an additional 7,317,072 shares of common stock were issued in the 2022 Rights Offering. The Company received aggregate gross proceeds from the 2022 Rights Offering of $15 million. If exercised, additional gross proceeds of up to $15 million may be received through the exercise of warrants issued in the 2022 Rights Offering. Each warrant is exercisable for one share of the Company’s common stock at an exercise price equal to $2.05. Warrants are exercisable immediately and expire on the fifth anniversary of the closing of the 2022 Rights Offering. On May 10, 2023, we issued a press release announcing that on May 9, 2023 the terms for warrant redemption had been met. The warrants may be exercised for cash in accordance with the terms therein at any time prior to June 16, 2023, the anticipated redemption date for the warrants.

In September 2022, we entered into the 2022 Loan Agreement with Robert W. Duggan, our Executive Chairman, in connection with Mr. Duggan lending the principal sum of $65.0 million to the Company. The 2022 Loan Agreement had a maturity date of March 20, 2024. Under the 2022 Loan Agreement, Mr. Duggan provided us, subject to certain conditions, an unsecured term loan facility in an original aggregate principal amount of $65.0 million. The 2022 Loan Agreement bears interest at a rate per annum equal to 5.0%, payable quarterly, commencing on January 1, 2023. On March 17, 2023, the Company and Mr. Duggan agreed to amend certain terms of the Loan Agreement. There were no changes to the interest rate, but the principal sum is now due and payable on September 30, 2024. The 2022 Loan Agreement contains certain covenants and Events of Default. On April 30, 2023, we entered into a Securities Purchase Agreement with Mr. Duggan, pursuant to which we agreed to issue and sell to Mr. Duggan 10,022,937 shares of our common stock, par value $0.001 per share, in a Private Placement, at a price per share of $6.51. These shares were paid for through the cancellation of the principal sum of $65.0 million, together with all accrued and unpaid interest outstanding, pursuant to the 2022 Loan Agreement. Upon closing of the Private Placement and satisfaction of the outstanding debt, the 2022 Loan Agreement terminated, without early termination fees or penalties being owed by us, and no additional amounts are owed to Mr. Duggan under the 2022 Loan Agreement.

Our condensed consolidated statements of cash flows as discussed herein are presented below:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(6,570)	$(15,594)
Net cash used in investing activities	$(39)	$(279)
Net cash used in financing activities	$(432)	$(65)
Net decrease in cash and cash equivalents	$(7,041)	$(15,938)

To date, we have generated limited revenue and used cash in our operating activities. As a result, we have incurred significant operating losses in each year since our inception and we may continue to incur additional losses for the next several years. As of  March 31, 2023, we had cash and cash equivalents of $54.1 million. We believe that our existing cash and cash equivalents will be sufficient to fund our projected operating requirements for at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q. However, we plan to raise additional capital in the future. We can give no assurance, at this time, that additional financing or a collaboration will be available when needed on terms acceptable to us, however.

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

Operating Activities

During the three months ended March 31, 2023, we used cash in the amount of $6.6 million in operating activities. The difference between cash used in operating activities and net loss consisted primarily of stock-based compensation, depreciation and amortization, as well as increases in accounts payable, accrued expenses, and accrued interest on related party note payable.

During the three months ended March 31, 2022, we used cash in the amount of $15.6 million in operating activities. The difference between cash used in operating activities and net loss consisted primarily of stock-based compensation, depreciation and amortization, as well as increases in inventory and accounts payable.

Investing Activities

Our investing activities consist primarily of investment purchases, sales and maturities and capital expenditures.

During the three months ended March 31, 2023, $0.04 million of cash used in investing activities was driven by the purchase of property and equipment.

During the three months ended March 31, 2022, $0.3 million of cash used in investing activities was driven by the purchase of property and equipment.

Financing Activities

During the three months ended March 31, 2023, cash used in financing activities was $0.4 million, primarily due to $0.9 million in payments made in relation to the 2022 Loan Agreement, offset by $0.3 million of proceeds from issuance of common stock under employee stock purchase plan and $0.2 million of proceeds from the exercise of warrants.

During the three months ended March 31, 2022, cash used in financing activities was $0.1 million, primarily due to $0.4 million of payments made on the Insurance Loan Agreement, partially offset by cash received from the sale of stock under our employee stock purchase plan.

Contractual Obligations

There have been no material changes outside the ordinary course of our business to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Off-Balance Sheet Arrangements

At March 31, 2023, we did not have any transactions, obligations or relationships that constitute off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. No liability associated with such indemnification agreements has been recorded as of March 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2022. We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates. We do not hold financial instruments for trading purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer, who is our principal executive and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer has concluded that, as of March 31, 2023, our disclosure controls and procedures were effective (a) to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (b) to include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act, as amended, that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

Summary

Our business is subject to numerous risks and uncertainties that you should consider before investing in our common stock. These risks are described more fully below and include, but are not limited to, risks relating to the following:

●	Our limited operating history and our limited revenue producing operations;

●	Our inability to operate without additional fundraising;

●	Our lack of experience developing and manufacturing medical products for cardiologists;

●	Competition within our industry and in the markets and market segments with choose to pursue, including cardiology;

●	Health epidemics, including the COVID-19 pandemic;

●	Our reliance on certain third parties such as key suppliers;

●	Potential loss of key management personnel and high employee attrition;

●	Potential security breaches, loss of data, and other disruptions to us or to our third-party service providers that could compromise sensitive information;

●	Potential product liability lawsuits and other litigation;

●	The timing, unpredictability, and expense of our clinical and product development activities;

●	The possibility of adverse trial results and unfavorable long-term trial data, especially given our limited pre-clinical experience using NPS technology in animal models of cardiac disease;

●	Potential failure to obtain and maintain necessary regulatory clearances or approvals;

●	Uncertainties concerning the long-term safety and effectiveness of our CellFX System and product candidates, and the potential for adverse side effects;

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

We must have sufficient sources of liquidity to fund our working capital requirements and execute on our strategic initiatives. Future new product launches or investments in other growth initiatives may demand increased working capital before any long-term return is realized from increased revenue. Our ability to achieve our business and cash flow plans is based on a number of assumptions which involve significant judgments and estimates of future performance, borrowing capacity and credit availability, and financing opportunities which cannot at all times be assured. Additionally, in September 2022, to fund operations, we borrowed $65 million from our majority stockholder and Executive Chairman, Robert W. Duggan, and in April 2023 the principal amount together with all accrued and unpaid interest outstanding was used as payment in a Securities Purchase agreement. There is no assurance that cash flows from operations and other internal and external sources of liquidity will at all times be sufficient for our cash requirements. If necessary, we may need to consider actions and steps to improve our cash position and mitigate any potential liquidity shortfall, such as modifying our business plans, pursuing additional financing to the extent available, reducing capital expenditures, suspending certain activities or programs, pursuing and evaluating other alternatives and opportunities to obtain additional sources of liquidity, and other potential actions to reduce costs. There can be no assurance that any of these actions would be successful, sufficient or available on favorable terms. Any inability to generate or obtain sufficient levels of liquidity to meet our cash requirements at the level and times needed could have a material adverse impact on our business and financial position.

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

On March 31, 2022, we announced an approximate 20% reduction in headcount as part of a corporate restructuring plan. On September 30, 2022, we announced an approximate 40% reduction in headcount as part of our decision to focus our activities on product development outside of dermatology. As a consequence of our announced corporate realignment, we have experienced employee turnover in 2022 higher than industry norms, and in February 2023 we continued to reduce headcount by eliminating another seven positions at the Company. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring plan, our operating results and financial condition would be adversely affected. We may have to undertake additional headcount reductions or restructuring activities in the future. Furthermore, our restructuring activities may be disruptive to our operations and could result in material delays in our new product development programs. For example, our headcount reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, or increase difficulties in our day-to-day operations, servicing of commercial accounts, and product development activities. Our headcount reductions could also harm our ability to attract and retain qualified management, scientific, clinical, regulatory, manufacturing, engineering, and other personnel critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing and commercializing our new product candidates in the future and could also harm our existing and planned activities in cardiology.

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

Our product candidates under development are medical devices that are subject to extensive regulation by the FDA in the United States and by regulatory agencies in other countries where we do business. Government regulations specific to medical devices are wide-ranging and govern, among other things:

●	device design, development and manufacture;

●	laboratory, preclinical and clinical testing, labeling, packaging, and storage;

●	premarketing clearance or approval;

●	record keeping;

●	device marketing, promotion and advertising, sales and distribution; and

●	post-marketing surveillance, including reporting of deaths and serious injuries, recalls, correction and removals.

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

A majority percentage of our outstanding stock is held by Robert W. Duggan, Executive Chairman of our Board, who beneficially owns approximately 69% of our common stock outstanding as of the date of this Quarterly Report. As a result, Mr. Duggan has control over corporate actions requiring stockholder approval, including the following actions:

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

Robert W. Duggan is our Executive Chairman, and he beneficially owns approximately 69% of our common stock outstanding as of the date of this Quarterly Report. In addition, Mr. Duggan is not subject to any contractual restrictions on his ability to acquire additional shares of common stock, and any such purchases, including purchases of equity securities in connection with any rights offerings or any alternative equity or equity-linked offering that we may conduct, could result in his acquisition of a majority of our common stock. As a result of Mr. Duggan’s controlling ownership and position as Executive Chairman, others may be less inclined to pursue an acquisition of us and therefore we may not have the opportunity to be acquired in a transaction that stockholders might otherwise deem favorable, including transactions in which our stockholders might realize a substantial premium for their shares. In addition, public speculation regarding Mr. Duggan, as well as our relationship with Mr. Duggan, could cause our stock price to fluctuate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended March 31, 2023, we completed no unregistered sale of our securities.

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

PULSE BIOSCIENCES, INC.

Date: May 11, 2023	By:	/s/ Kevin P. Danahy
Kevin P. Danahy
Chief Executive Officer (Principal Executive and Principal Financial Officer)