Form 10-Q
period 2023-09-30
Pulse Biosciences, Inc.
filed 2023-11-13
CIK 1625101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2023: 54,991,487

“Pulse Biosciences,” the Pulse logos and other trademarks or service marks that we use in connection with the operation of our business appearing in this quarterly report on Form 10-Q (this “Quarterly Report”), including CellFX, CellFX CloudConnect, CellFX Marketplace, Nano-pulse Stimulation, nsPFA, CellFX nsPFA, and NPS, are the property of Pulse Biosciences, Inc. Solely for your convenience, some of our trademarks and trade names referred to in this Quarterly Report are listed without the ® and TM symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks and trade names. Also, this Quarterly Report may contain additional trade names, trademarks or service marks of others, which are the property of their respective owners. We do not intend our use or display of any other company’s trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any of these other companies.

Unless expressly indicated or the context requires otherwise, the terms “Pulse,” “Company,” “we,” “us,” and “our,” in this document refer to Pulse Biosciences, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PULSE BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$50,386	$61,139
Prepaid expenses and other current assets	1,237	1,008
Total current assets	51,623	62,147

Property and equipment, net	1,648	1,961
Intangible assets, net	2,052	2,551
Goodwill	2,791	2,791
Right-of-use assets	7,466	8,062
Other assets	365	365
Total assets	$65,945	$77,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,412	$1,573
Accrued expenses	3,004	2,595
Lease liability, current	1,016	896
Related party note payable, current	—	917
Total current liabilities	5,432	5,981

Lease liability, less current portion	8,368	9,144
Related party note payable, less current	—	65,000
Total liabilities	13,800	80,125

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized – 50,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized – 500,000 shares; issued and outstanding – 54,991 shares and 37,235 shares at September 30, 2023 and December 31, 2022 respectively	55	37
Additional paid-in capital	377,072	292,420
Accumulated other comprehensive income (loss)	—	—
Accumulated deficit	(324,982)	(294,705)
Total stockholders’ equity (deficit)	52,145	(2,248)
Total liabilities and stockholders’ equity	$65,945	$77,877

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Product revenues	$—	$—	$—	$709
Total revenues	—	—	—	709
Cost and expenses:
Cost of revenues	—	8,400	—	10,653
Research and development	7,472	4,517	19,998	16,744
Sales and marketing	—	2,020	—	11,251
General and administrative	3,780	3,088	11,043	11,373
Total cost and expenses	11,252	18,025	31,041	50,021
Loss from operations	(11,252)	(18,025)	(31,041)	(49,312)
Other income (expense):
Interest income (expense), net	686	(14)	764	4
Total other income (expense)	686	(14)	764	4
Loss from operations, before income taxes	(10,566)	(18,039)	(30,277)	(49,308)
Income tax benefit	—	—	—	—
Net loss	(10,566)	(18,039)	(30,277)	(49,308)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	—	—	—	—
Comprehensive loss	$(10,566)	$(18,039)	$(30,277)	$(49,308)
Net loss per share:
Basic and diluted net loss per share	$(0.19)	$(0.49)	$(0.66)	$(1.50)
Weighted average shares used to compute net loss per common share — basic and diluted	54,923	37,158	45,672	32,825

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(30,277)	$(49,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	404	520
Amortization of intangible assets	499	499
Stock-based compensation	3,837	4,443
Write-off of excessive and obsolete inventory	—	7,371
Changes in operating assets and liabilities:
Accounts receivable	—	56
Inventory	—	(2,297)
Prepaid expenses and other current assets	(343)	940
Other receivables	114	(53)
Right-of-use assets	596	535
Accounts payable	(174)	(895)
Accrued expenses	409	(407)
Deferred revenue	—	22
Lease liabilities	(656)	(573)
Accrued interest on related party note payable	(668)	98
Accrued interest on note payable	—	1
Net cash used in operating activities	(26,259)	(39,048)
Cash flows from investing activities:
Purchases of property and equipment	(78)	(360)
Net cash used in investing activities	(78)	(360)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	395	485
Proceeds from issuance of common stock	—	14,893
Proceeds from exercises of warrants	14,828	15
Proceeds from exercises of stock options	367	—
Proceeds from issuance of related party note	—	65,000
Payments made on insurance loan agreement	—	(437)
Issuance cost in relation to related party note extinguishment	(6)	—
Net cash provided by financing activities	15,584	79,956
Net (decrease) increase in cash and cash equivalents	(10,753)	40,548
Cash and cash equivalents at beginning of period	61,139	28,614
Cash and cash equivalents at end of period	$50,386	$69,162

Supplemental disclosure of noncash investing and financing activities:
Equipment purchases included in accounts payable and accrued expenses	$13	$(16)
Principal and accrued interest of related party note settled via issuance of common stock	$65,249	$—
Issuance costs in accounts payable and accrued expenses	$—	$(29)

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, June 30, 2023	54,771	$55	$374,861	$—	$(314,416)	$60,500
Issuance of common stock upon exercise of stock options	135	—	309	—	—	309
Issuance of common stock under employee stock purchase plan	85	—	103	—	—	103
Warrant exercise, issuance cost adjustment	—	—	1	—	—	1
Stock-based compensation expense	—	—	1,798	—	—	1,798
Net loss	—	—	—	—	(10,566)	(10,566)
Balance, September 30, 2023	54,991	$55	$377,072	$—	$(324,982)	$52,145

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance, December 31, 2022	37,235	$37	$292,420	$—	$(294,705)	$(2,248)
Issuance of common stock as part of debt extinguishment, net of issuance costs of $6	10,023	10	65,233	—	—	65,243
Issuance of shares upon exercise of warrants, net of issuance costs of $9	7,238	7	14,821	—	—	14,828
Issuance of shares under employee stock purchase plan	347	1	394	—	—	395
Issuance of common stock upon exercise of stock options	148	—	367	—	—	367
Stock-based compensation expense	—	—	3,837	—	—	3,837
Net loss	—	—	—	—	(30,277)	(30,277)
Balance, September 30, 2023	54,991	$55	$377,072	$—	$(324,982)	$52,145

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, June 30, 2022	37,126	$37	$290,847	$—	$(267,469)	$23,415
Issuance of common stock under employee stock purchase plan	102	—	113	—	—	113
Issuance of common stock pursuant to warrant exercise	—	—	2	—	—	2
Rights offering, additional issuance costs	—	—	(25)	—	—	(25)
Stock-based compensation expense	—	—	723	—	—	723
Net loss	—	—		—	(18,039)	(18,039)
Balance, September 30, 2022	37,228	$37	$291,660	$—	$(285,508)	$6,189

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2021	29,716	$29	$271,861	$—	$(236,200)	$35,690
Issuance of shares in Rights Offering, net of issuance costs of $136	7,317	7	14,857	—	—	14,864
Issuance of common stock under employee stock purchase plan	188	1	485	—	—	486
Issuance of common stock pursuant to warrant exercise	7	—	14	—	—	14
Stock-based compensation expense	—	—	4,443	—	—	4,443
Net loss	—	—		—	(49,308)	(49,308)
Balance, September 30, 2022	37,228	$37	$291,660	$—	$(285,508)	$6,189

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of the Business

Pulse Biosciences, Inc. is a novel bioelectric medicine company committed to health innovation using its patented Nano-pulse Stimulation (“NPS”) technology, a revolutionary energy modality that delivers nanosecond-duration pulses of electrical energy, each less than a millionth of a second long, to non-thermally clear targeted cells while sparing adjacent noncellular tissue. NPS technology, also referred to as a Nanosecond Pulsed Field Ablation (“nsPFA”) technology when used to ablate cellular tissue, can be used to treat a variety of medical conditions for which an optimal solution remains unfulfilled. The Company developed its proprietary CellFX System, a novel nsPFA delivery platform, and commercialized the initial application of its nsPFA technology to treat benign lesions of the skin. In parallel, the Company has designed a variety of applicators to explore the potential use of the CellFX platform to treat disorders in other medical specialties, such as cardiology, gastroenterology, gynecology, and ear, nose and throat. These applicators include devices for open surgical procedures, endoscopic or minimally invasive procedures, and endoluminal catheters, and each has been used in preclinical studies. Based on our preclinical experience and the potential to significantly improve outcomes for patients in a large and growing market, the Company decided in 2022 to focus its efforts on the use of CellFX nsPFA applicators and the CellFX platform in the treatment of atrial fibrillation (“AF”).

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the Company’s  December 31, 2022 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The condensed consolidated financial statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) and, as permitted by such rules and regulations, omit certain information and footnote disclosures necessary to present the financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The condensed consolidated balance sheet as of  December 31, 2022 was derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three-month and nine-month periods ended September 30, 2023, are not necessarily indicative of the results to be expected for the entire year or any future periods.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The Company continually evaluates the accounting policies and estimates used in preparing the consolidated financial statements. During the nine-month period ended September 30, 2023, the Company issued stock options to certain employees which contain market conditions related to overall market capitalization. Additionally, the Company has issued stock options to certain employees which contain performance conditions related to certain financial measures and achievements of strategic/operational milestones.

Stock-Based Compensation

The Company's stock-based compensation programs include stock options and an employee stock purchase program. The Company accounts for stock-based compensation using the fair value method.

The Company periodically issues stock options to officers, directors, employees, and consultants for services rendered. Such issuances vest and expire according to terms established at the issuance date. Stock-based payments to officers, directors and employees, including grants of employee stock options, are recognized in the financial statements based on their grant date fair values, which are estimated using the Black-Scholes option-pricing model. Stock-based compensation expense is charged to operations on a straight-line basis over the vesting period. The Company has granted stock options with both time-based as well as performance-based vesting conditions. For stock awards with performance-based vesting conditions, the Company does not recognize compensation expense until it is probable that the performance-based vesting condition will be achieved. The analysis to determine such probability involves estimates and judgements from management and the estimate of expense may be revised periodically.

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

Revenue from Contracts with Customers

The Company recognized revenue at a point in time when it satisfied performance obligations by transferring control of promised goods to its customers. The amount of revenue recognized was equal to the consideration which the Company was entitled to in exchange for the promised goods, excluding any amounts assessed by government authorities for taxes which might have been collected from a customer. Sales contracts often involved the sale and delivery of multiple products, each of which typically represented a separate performance obligation in the contract. While the Company has sold these products on a stand-alone basis at their respective stand-alone selling prices (“SSP”), initial customer contracts primarily involved the bundling of products which were delivered concurrently to the customer. In such instances, the full consideration of the contract was recognized upon shipment of the products. The Company generally required receipt of full payment prior to shipment, however, from time to time, payment terms were extended to customers upon which the Company performed a necessary credit evaluation to ensure future collectability of the outstanding balance. The accounts receivable balance at September 30, 2023 is zero and the Company has therefore not recorded an allowance against the accounts receivable balance. Refer to Note 10 for further details.

Product Warranty

The Company provides a standard warranty on eligible products which provides the customer assurances that the products comply with the agreed-upon specifications. The standard warranty does not provide any services in addition to those assurances. The Company accrued a warranty reserve for products sold based upon the best estimate of the nature, frequency, and costs of future claims. These estimates are inherently uncertain given the short history of sales, and changes to the historical or projected warranty experience  may cause material changes to the warranty reserve in the future. During the nine-month period ended September 30, 2023, the Company reduced the accrued warranty liability to zero. Based upon the Company's shift in focus, there are a limited number of consoles currently covered under the standard warranty. All inventory has been fully written off, therefore the only incremental costs to fulfill a warranty claim would be shipping costs, which will be immaterial in nature.

Warranty accrual activity consisted of the following for the three-month and nine-month periods ended  September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$—	$122	$50	$80
Add: Accruals for warranties issued during the period	—	—	—	42
Less: Adjustment for inventory at cost	—	(15)	(50)	(15)
Ending balance	$—	$107	$—	$107

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

The following outstanding stock options, and warrants were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Nine Months Ended September 30,
	2023	2022
Common stock warrants	—	7,310,477
Common stock options	7,902,948	5,707,488
Total	7,902,948	13,017,965

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

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis as of September 30, 2023 and December 31, 2022, respectively (in thousands):

		September 30, 2023
Assets	Classification	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$48,563	$—	$—	$48,563
Total assets measured at fair value		$48,563	$—	$—	$48,563

		December 31, 2022
Assets	Classification	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$57,973	$—	$—	$57,973
Total assets measured at fair value		$57,973	$—	$—	$57,973

The Company did not have any financial liabilities measured on a recurring basis as of  September 30, 2023 or December 31, 2022.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Leasehold improvements	$2,519	$2,519
Laboratory equipment	1,198	1,118
Furniture, fixtures and equipment	966	966
Software	296	289
Construction in progress	26	22
	5,005	4,914
Less: Accumulated depreciation and amortization	(3,357)	(2,953)
	$1,648	$1,961

Depreciation expense was $0.1 million and $0.2 million for the three-month periods ended September 30, 2023 and 2022, and $0.4 million and $0.5 million for the nine-month periods ended September 30, 2023 and 2022, respectively.

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

Intangible assets, net consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Acquired patents and licenses	$7,985	$7,985
Less: Accumulated amortization	(5,933)	(5,434)
	$2,052	$2,551

A schedule of the amortization of intangible assets for the remainder of 2023 and the succeeding three fiscal years is as follows (in thousands):

Years ending December 31:
2023 (remaining 3 months)	$167
2024	665
2025	665
2026	555
$2,052

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Compensation expense	$2,255	$1,377
Director and officer liability insurance (Note 12)	—	571
Clinical trial fees and costs	8	64
Professional fees	569	318
Warranty	—	50
Other	172	215
	$3,004	$2,595

5. Goodwill

In 2014, the Company acquired three companies (the “Acquisitions”) for aggregate consideration of $5.5 million. In accordance with ASC Topic 805, Business Combinations, the Company recorded goodwill of $2.8 million in connection with the Acquisitions as the consideration paid exceeded the fair value of the net tangible assets and the intangible assets acquired.

In accordance with ASC Topic 350, Intangibles-Goodwill and Other (as amended by Accounting Standards Update 2017-04), the Company reviews goodwill for impairment at least annually or whenever any events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company performed an updated goodwill impairment analysis as of September 30, 2023, and it was determined that no impairment of goodwill existed.

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

Common Stock Warrants

In connection with the 2022 Rights Offering, the Company issued 2022 Rights Offering Warrants to purchase a total of 7,317,072 shares of its common stock at an exercise price of $2.05. The 2022 Rights Offering Warrants were subject to redemption by the Company for $0.01 per underlying share of common stock, on not less than 30 days written notice, if the volume weighted average price of the Company’s common stock equals or exceeds 200% of the exercise price for the warrants, subject to adjustment, per share, for 20 consecutive trading days, provided that the Company may not redeem the warrants prior to the date that is three months after the issuance date. On May 10, 2023, the Company issued a press release announcing that on May 9, 2023 the terms for warrant redemption had been met. Pursuant to the redemption, the Company redeemed 66,175 warrants on the redemption date, June 16, 2023. Prior to the redemption date, warrants to purchase 7,250,897 shares were exercised, generating approximately $14.9 million of total gross proceeds to the Company. As of September 30, 2023, there were no 2022 Rights Offering Warrants outstanding.

Equity Plans

2017 Equity Incentive Plan and 2017 Inducement Equity Incentive Plan

The Board of Directors of the Company (the “Board”) previously adopted, and the Company’s stockholders approved, the Company’s 2017 Equity Incentive Plan (the “2017 Plan”).

The 2017 Plan has a 10-year term, and provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and performance shares to employees, directors and consultants of the Company and any parent or subsidiary of the Company, as the Compensation Committee of the Board may determine. Subject to an annual evergreen increase and adjustment in the case of certain capitalization events, the Company initially reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to awards under the 2017 Plan. In addition, shares remaining available under the Company’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”), and shares reserved but not issued pursuant to outstanding equity awards that expire or terminate without being exercised or that are forfeited or repurchased by the Company will be added to the shares of common stock available for issuance under the 2017 Plan. The 2017 Plan is administered by the Board’s Compensation Committee. Effective January 1, 2023, the number of shares of common stock available under the 2017 Plan increased automatically by 1,200,000 shares pursuant to the evergreen provision of the 2017 Plan, which provides that the number of shares available to grant under the 2017 Plan will increase each year by the lesser of (i) 1,200,000 shares, (ii) 4% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. As of September 30, 2023, 585,108 shares of common stock remained available for issuance under the 2017 Plan.

In November 2017, the Board adopted the 2017 Inducement Equity Incentive Plan (the “Inducement Plan”) and reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan was adopted without stockholder approval.

The Inducement Plan has a 10-year term and provides for the grant of equity-based awards, including nonstatutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares and performance units, and its terms are substantially similar to the 2017 Plan, including with respect to treatment of equity awards in the event of a “merger” or “change in control” as defined under the Inducement Plan. Options issued under the Inducement Plan may have a term up to ten years and have variable vesting provisions. New hire grants generally vest 25% per year starting upon the first anniversary of the grant. Equity-based awards issued under the Inducement Plan are only issuable to individuals not previously engaged as employees or as non-employee directors of the Company prior to the Inducement Plan’s adoption date. In May 2021, the Board approved an amendment to the Inducement Plan to reserve an additional 1,000,000 shares of the Company’s common stock for issuance pursuant to the Inducement Plan. As of September 30, 2023, 1,249,126 shares of common stock remained available for issuance under the Inducement Plan.

A summary of stock option activity under the 2015 Plan, 2017 Plan and Inducement Plan for the nine-months ended  September 30, 2023 is presented below:

	Stock Options Outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)
Balances — December 31, 2022	5,250,696	$12.67	6.24
Options granted	3,475,886	5.78
Options exercised	(148,367)	2.48
Options canceled	(174,994)	6.55
Options expired	(500,273)	12.69
Balances — September 30, 2023	7,902,948	$9.96	7.59
Exercisable — September 30, 2023	3,654,425	$14.11	5.59

Time-based Options

The Company awards time-based options which vest and become exercisable, subject to the individual’s continued employment or service through the applicable vesting date. Time-based options can have various vesting schedules, most commonly new hire grants which generally vest 25% per year starting upon the first anniversary of the grant.

A summary of the time-based stock option activity under the 2015 Plan, 2017 Plan and Inducement Plan for the nine-months ended  September 30, 2023 is presented below:

	Stock Options Outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)
Balances — December 31, 2022	4,730,394	$12.95	6.16
Options granted	527,886	6.05
Options exercised	(148,367)	2.48
Options canceled	(131,494)	8.00
Options expired	(409,601)	12.99
Balances — September 30, 2023	4,568,818	$12.64	6.30
Exercisable — September 30, 2023	3,458,736	$14.27	5.53

The fair value of the time-based options granted during the nine-months ended September 30, 2023 was $2.4 million.

Performance-based Options

Certain stock options awarded by the Company contain performance conditions related to certain financial measures and achievements of strategic/operational milestones. The options will vest and become exercisable once the specific performance condition is fulfilled.

A summary of the performance-based option activity under the 2017 Plan and Inducement Plan for the nine-months ended  September 30, 2023 is presented below:

	Stock Options Outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)
Balances — December 31, 2022	520,302	$10.08	7.02
Options granted	848,000	3.13
Options exercised	—	—
Options canceled	(43,500)	2.17
Options expired	(90,672)	11.35
Balances — September 30, 2023	1,234,130	$5.49	8.81
Exercisable — September 30, 2023	195,689	$11.28	6.62

The fair value of the performance-based options granted during the nine-months ended September 30, 2023 was $1.9 million.

Market-based Options

Certain stock options awarded by the Company contain market conditions related to achievement of certain market capitalization targets. The options will vest and become exercisable once the specific market capitalization targets are fulfilled.

A summary of the market-based option activity under the 2017 Plan for the nine-months ended  September 30, 2023 is presented below:

Stock Options Outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)
Balances — December 31, 2022	—	$—	—
Options granted	2,100,000	6.78
Options exercised	—	—
Options canceled	—	—
Options expired	—	—
Balances — September 30, 2023	2,100,000	$6.78	9.69
Exercisable — September 30, 2023	—	—	—

The fair value of the market-based options granted during the nine-months ended September 30, 2023 was $10.4 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected term in years	5.0	6.3	5.0 - 6.3	5.3 - 6.8
Expected volatility	93%	88%	89% - 94%	83% - 88%
Risk-free interest rate	3.7%	3.2%	3.7% - 3.8%	1.9% - 3.2%
Dividend yield	—	—	—	—

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected term in years	4.0 - 6.3	—	4.0 - 6.3	—
Expected volatility	90%	—	90%	—
Risk-free interest rate	3.7% - 3.8%	—	3.4% - 3.8%	—
Dividend yield	—	—	—	—

2017 Employee Stock Purchase Plan

The Board previously adopted, and the Company's stockholders approved, the Company’s 2017 Employee Stock Purchase Plan (the “2017 ESPP”).

The 2017 ESPP is a broad-based plan that provides employees of the Company and its designated affiliates with the opportunity to become stockholders through periodic payroll deductions that are applied towards the purchase of Company common shares at a discount from the then-current market price. Subject to adjustment in the case of certain capitalization events, a total of 250,000 common shares of the Company were available for purchase at adoption of the 2017 ESPP. Pursuant to the 2017 ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 450,000 shares, (ii) 1.5% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. The Board waived the evergreen provision for 2022 and 2023 and no additional shares were reserved under the 2017 ESPP. During the three months ended September 30, 2023, the Company issued 85,211 shares of common stock under the 2017 ESPP and during the nine months ended September 30, 2023, the Company issued 347,681 shares of common stock under the 2017 ESPP. As of September 30, 2023, 113,318 shares of common stock remained available for issuance under the 2017 ESPP.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected term in years	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Expected volatility	83%	83%	83%	83%
Risk-free interest rate	5.4% - 5.5%	3.3% - 3.5%	5.1% - 5.5%	0.6% - 3.5%
Dividend yield	—	—	—	—

Stock-based Compensation

Total stock-based compensation expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues	$—	$24	$—	$204
Research and development	982	287	1,758	1,240
Sales and marketing	—	(44)	—	772
General and administrative	816	456	2,079	2,227
Total stock-based compensation expense	$1,798	$723	$3,837	$4,443

As of September 30, 2023, not all of the performance conditions of the performance options are probable to be achieved. Compensation expense has only been recognized for those conditions that are assumed to be probable.

Total stock-based compensation expense by type was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Time-based options	$1,200	$562	$2,754	$3,814
Performance-based and market-based options	551	18	914	233
ESPP	47	143	169	396
Total stock-based compensation expense	$1,798	$723	$3,837	$4,443

7. Research Grants and Agreements

Sponsored Research Agreement

The Company may sponsor research activities (“SRAs”) performed by ODURF. ODURF is compensated by the Company for its conduct of each study in accordance with the budget and payment terms set forth in the applicable task order. In March 2021, the Company agreed to sponsor a task order in the amount of $0.3 million for research performed during the subsequent 12-month period to be funded through monthly payments to ODURF. In May 2021, the Company agreed to sponsor an additional task order in the amount of $0.3 million for research performed during the subsequent 12-month period. These SRAs are funded through monthly payments to ODURF. Payments will be made upon ODURF certifying, to the Company’s reasonable satisfaction, that ODURF has met its obligations pursuant to the specified task order and statement of work. The principal investigator may transfer funds with the budget as needed without the Company’s approval so long as the obligations of ODURF under the task order and statement of work remain unchanged and unimpaired. During the three-month and nine-month periods ended September 30, 2023, the Company did not incur any costs relating to the SRAs. During the three-month and nine-month periods ended  September 30, 2022, the Company recorded costs relating to the SRAs equal to zero and $0.2 million, respectively. As of  September 30, 2023, the Company does not have any active SRAs with ODURF.

8. Commitments and Contingencies

2022 Loan Agreement

On September 20, 2022, the Company and Robert W. Duggan, the Company's majority stockholder and Executive Chairman, entered into a Loan Agreement (“2022 Loan Agreement”) in connection with Mr. Duggan lending the principal sum of $65.0 million to the Company. The Loan Agreement bore interest at a rate per annum equal to 5.0%, payable quarterly commencing on  January 1, 2023, with the principal sum payable on  March 20, 2024. On  March 17, 2023, the Company and Mr. Duggan amended certain terms of the Loan Agreement. There were no changes to the interest rate, but the principal sum repayment date was changed to September 30, 2024. During the nine-month period ended September 30, 2023, the Company made cash payments of $1.7 million for accrued interest on the loan, and recorded an additional $1.1 million of interest expense in relation to the 2022 Loan Agreement. On April 30, 2023, the Company entered into a Securities Purchase Agreement with Mr. Duggan, pursuant to which the Company agreed to issue and sell to Mr. Duggan 10,022,937 shares of the Company’s common stock, par value $0.001 per share, in a Private Placement, at a price per share of $6.51. These shares were paid for through the cancellation of the amounts then owed by the Company under the 2022 Loan Agreement, the principal sum of $65.0 million and all accrued and unpaid interest outstanding, which totaled approximately $0.2 million as of April 30, 2023. The parties completed the Private Placement on May 9, 2023 and, upon closing and satisfaction of the outstanding debt, the 2022 Loan Agreement terminated, without early termination fees or penalties being owed by the Company. No additional amounts are owed to Mr. Duggan under the 2022 Loan Agreement.

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

Supplemental balance sheet information related to leases (in thousands):

	September 30,	December 31,
Assets:	2023	2022
Right-of-use assets	$7,466	$8,062

	September 30,	December 31,
Liabilities:	2023	2022
Current operating lease liabilities	$1,016	$896
Non-current operating lease liabilities	8,368	9,144
Total lease liabilities	$9,384	$10,040

Total cash paid for operating lease liabilities (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid for operating lease liabilities	$1,376	$1,353

Maturities of operating lease liabilities were as follows (in thousands):

Year ending December 31:
2023 (remaining 3 months)	$469
2024	1,910
2025	1,977
2026	2,046
2027	2,117
Thereafter	4,075
Total lease payments	12,594
Less imputed interest	(3,210)
Total lease liabilities	$9,384

Weighted-average remaining lease term and discount rate, as of September 30, 2023, were as follows:

Weighted-average remaining lease term	6.09
Weighted-average discount rate	10%

Rent expense, including common area maintenance charges, was approximately $0.6 million and $0.5 million for the three-month periods ended September 30, 2023 and 2022,respectively; and was approximately $1.7 million and $1.5 million for the nine-month periods ended September 30, 2023 and 2022, respectively.

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

As patient procedures and surveys were completed under the Controlled Launch program, the Company accrued the value of the credits earned, which were recorded in accrued expenses, with a corresponding charge to sales and marketing expense. The Company did not record any sales and marketing expense in relation to the Controlled Launch program for the three-month or nine-month periods ended September 30, 2023, respectively, or for the three-month period ended September 30, 2022. The Company recorded an expense of $0.6 million for the nine-month period ended September 30, 2022.

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

During the nine months ended September 30, 2023, the Company did not recognize any revenue in relation to the Controlled Launch program. During the nine-month period ended September 30, 2022, certain consultants completed the Controlled Launch program and entered into purchase agreements with the Company, whereby they used their credits or other earned payments towards the purchase of a CellFX System. Accordingly, approximately $0.4 million of the accrued liability related to the Controlled Launch program was relieved and recognized as revenue on a non-cash basis as a result of these purchases during the nine-month period ended September 30, 2022. There was no revenue recognized during the three-month period ended September 30, 2022. See Note 10 for additional detail of revenue transactions.

10. Revenue

In connection with its Controlled Launch program in dermatology, the Company recognized revenue at a point in time when it satisfied performance obligations by transferring control of promised goods to its customers. The amount of revenue recognized was equal to the consideration which the Company was entitled to in exchange for the promised goods, excluding any amounts assessed by government authorities for taxes which might be collected from a customer. This consideration  may include non-cash services performed, as was the case with revenue recognized in connection with the Controlled Launch program. On  September 20, 2022, the Company announced its shift in focus to advance its core NPS technology outside of dermatology and concluded its Controlled Launch program. The Company has not recognized any revenue during the three-month and nine-month periods ended September 30, 2023 or during the three-month period ended  September 30, 2022.  Total revenue recognized for the nine-month period ended  September 30, 2022, was $0.7 million of which approximately $0.4 million was driven by the redemption of non-cash credits earned as part of the Controlled Launch, with the balances driven by cash purchases of cycle units (“CUs”) and CellFX commercial consoles sold.

Dermatology sales contracts, several which are still outstanding, often involved the sale and delivery of multiple performance obligations in the contract.

Performance Obligations

In the Controlled Launch, systems consisted of the CellFX console and its embedded software, handpieces, and disposable tips. The console was a physical piece of hardware used by the dermatology customer to perform patient procedures. Individually the console and software were not distinct, therefore the Company combined the console and embedded software to form one distinct system performance obligation. Payment for systems was generally due prior to shipment, and the system performance obligation was satisfied upon shipment of the system to the customer.

Handpieces were attached to the console and used in conjunction with tips to perform patient procedures. Generally, in the Controlled Launch, upon initial sale of a system to a customer, the Company included two handpieces. The handpiece had a shorter expected useful life than the console, and a customer could purchase additional handpieces when needed, as they were available for sale on a stand-alone basis. Payment for handpieces was generally due prior to shipment, and handpieces represented a distinct performance obligation which was satisfied either upon shipment, or upon delivery of the handpiece to the customer, depending on the specific contract.

Disposable treatment tips are still available for sale. Tips are single-patient multiple-use products that come in different sizes, each of which are to be used for specific procedures. Tips are attached to the handpiece for use in patient procedures and, upon detachment from the handpiece, a tip cannot be reused, and it must be disposed of. Tips represent a distinct performance obligation which is satisfied either upon shipment, or upon delivery of the tips to the customer, depending on the specific contract.

CUs, which are also still available for existing customers, are credits that authorize the customer to perform a procedure, or cycle. Each procedure requires a specific number of CUs, dependent upon type of tip used and procedure level selected. As the procedure is performed, the applicable number of CUs are decremented. During part of the Controlled Launch, customers purchased CUs; when the customer’s balance of CUs on a specific system was depleted, the system would no longer function until the customer purchased additional CUs. At that time, customers could purchase additional CUs via the Company’s CellFX Marketplace which was an online marketplace accessible directly from the CellFX System. Payment for CUs was due upon order placement and the CUs were immediately available for download to the console via CellFX CloudConnect. At that time, CUs represented a distinct performance obligation which was satisfied when CUs were made available for customers to download from the Company’s CellFX CloudConnect, as customers could use purchased CUs at any time at their discretion, and the Company did not provide any ongoing service or other forms of involvement after the sale occurred. In 2023, the Company stopped charging existing customers for CUs, electing instead to charge for disposable treatment tips.

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

Transaction Price

In the Controlled Launch, the transaction price was the consideration to which the Company expected to be entitled to in exchange for providing the promised goods to customers. Customer orders placed for cash contemplated a fixed amount of consideration. Customer orders placed by physicians participating in the Controlled Launch when they elected to purchase the CellFX System were paid for via conversion of accumulated earned credits for prior services provided by the physicians under the terms of their participation in the Controlled Launch. For these transactions, the transaction price included noncash consideration. The services rendered by the physicians in the Controlled Launch were accounted for separately from the subsequent sales of the CellFX Systems because they were distinct from the system sales. They were distinct because they provided the Company with treatment data that could also be procured, and historically had been procured by the Company, without the corresponding system sales. This data was used by the Company to enhance marketing and promotion of its products.

The Company evaluated the possible impact of variable consideration in determining the transaction price, in particular the possibility of future returns or credits. Still outstanding sales agreements allow for a right of return only if the product does not conform to the agreed upon quality standards or if the product was shipped due to Company error. The Company anticipates such returns will be minimal and has made no adjustments to the transaction price for any estimated returns. The transaction price is determined at the time of the initial revenue recognition and updated each quarter for any changes in circumstances (e.g., changes in estimated return or credit rates).

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

11. Segment Reporting

The Company operates and manages the business as one reportable and operating segment. The Company’s Chief Executive Officer acts as the chief operating decision maker (“CODM”) of the Company. The CODM reviews the results of the Company on a consolidated basis, however in making certain operating decisions and assessing performance, the CODM has additionally reviewed the disaggregated revenue results by product and geography. All of the Company’s long-lived assets are based in the United States.

Revenue by product consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Systems	$—	$—	$—	$576
Cycle units	—	—	—	133
Total consolidated revenue	$—	$—	$—	$709

Revenue by geography consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
North America	$—	$—	$—	$526
Rest of World	—	—	—	183
Total consolidated revenue	$—	$—	$—	$709

12.   Related Party Transactions

In May 2022, the Company determined not to renew its annual director and officer liability insurance policy due to disproportionately high premiums quoted by insurance companies. Instead, on May 31, 2022, the Company and Robert W. Duggan, majority stockholder and Executive Chairman, entered into a letter agreement (the “Letter Agreement”) pursuant to which Mr. Duggan agreed with the Company to personally provide indemnity coverage for a one-year period, and he agreed to deposit cash and/or marketable securities into a third-party escrow, as security for these obligations, if requested by the Company. On May 31, 2023, the last day of the one-year period, the Company paid Mr. Duggan a fee of $1.0 million in consideration of the obligations set forth in the Letter Agreement. As of September 30, 2023, there were no additional amounts owed to Mr. Duggan under the Letter Agreement.

On September 20, 2022, the Company and Robert W. Duggan, the Company's majority stockholder and Executive Chairman, entered into the 2022 Loan Agreement in connection with Mr. Duggan lending the principal sum of $65.0 million to the Company. On April 30, 2023, the Company entered into a Securities Purchase Agreement with Mr. Duggan, pursuant to which the Company agreed to issue and sell to Mr. Duggan 10,022,937 shares of the Company’s common stock, par value $0.001 per share, in a Private Placement, at a price per share of $6.51. These shares were paid for through the cancellation of the amounts then owed by the Company under the 2022 Loan Agreement, the principal sum of $65.0 million and all accrued and unpaid interest outstanding, which totaled approximately $0.2 million as of April 30, 2023. Upon closing of the Private Placement and satisfaction of the outstanding debt, the 2022 Loan Agreement terminated, without early termination fees or penalties being owed by the Company. No additional amounts are owed to Mr. Duggan under the 2022 Loan Agreement. See Note 8 for further details.

13.   Restructuring Charges

On March 31, 2022, the Company initiated a plan to reduce its operating expenses, preserve financial resources, and focus its sales and marketing efforts on increasing utilization of CellFX Systems. The Company’s Board of Directors approved changes to the Company’s commercial leadership, restructuring of its commercial field organization and reductions in other personnel and expenses across the Company. The Company announced a reduction in force effective as of March 31, 2022. The affected employees were offered separation benefits, including severance payments along with temporary healthcare coverage assistance. The Company incurred a discrete restructuring related charge of $0.7 million which was fully recorded in March 2022 and the related expenses are included within total cost and expenses on the condensed consolidated statement of operations for the nine months ended September 30, 2022. This charge represents the total amount incurred in connection with the activity.

In February 2023, the Company eliminated an additional seven positions and incurred a discrete restructuring related charge of $0.1 million which was fully recorded in February 2023 and the related expenses are included within total cost and expenses on the condensed consolidated statement of operations for the nine months ended September 30, 2023. This charge represents the total amount incurred in connection with the activity.

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

Overview

Pulse Biosciences, Inc. is a novel bioelectric medicine company committed to health innovation using its patented Nano-pulse Stimulation™ technology, a revolutionary energy modality that delivers nanosecond-duration pulses of electrical energy, each less than a millionth of a second long, to non-thermally clear targeted cells while sparing adjacent noncellular tissue. NPS technology, also referred to as a Nanosecond Pulsed Field Ablation™ or nsPFA™ or CellFX nsPFA™ technology when used to ablate cellular tissue, can be used to treat a variety of medical conditions for which an optimal solution remains unfulfilled. We developed our proprietary CellFX System®, a novel nsPFA delivery platform, and commercialized the initial application of our nsPFA technology to treat benign lesions of the skin. In parallel, we designed a variety of applicators to explore the potential use of the CellFX platform to treat disorders in other medical specialties, such as cardiology, gastroenterology, gynecology, and ear, nose and throat. These applicators include devices for open surgical procedures, endoscopic or minimally invasive procedures, and endoluminal catheters, and each has been used in preclinical studies. Based on our preclinical experience and the potential to significantly improve outcomes for patients in a large and growing market, we decided in 2022 to focus our efforts on the use of CellFX nsPFA applicators and the CellFX platform in the treatment of atrial fibrillation ("AF").

AF is a type of heart arrythmia, or irregular heartbeat, caused by faulty electrical signals in the heart. AF is a highly prevalent condition and is growing significantly with an aging population. It is estimated that 43 million people worldwide are affected by AF. Treatment requires the precise and safe ablation of heart tissue to block or otherwise prevent these faulty electrical signals from causing the irregular heartbeat, and we believe CellFX nsPFA technology is uniquely suited to perform an integral role for this application and that it will prove to be highly differentiated from standard thermal energy modalities in use today. We have developed a cardiac ablation clamp for use in cardiac surgery and a cardiac ablation catheter for use in electrophysiology and we are currently testing both in preclinical models. While these devices serve different physicians, the application of the energy to safely and effectively ablate cardiac tissue and the treatment of AF are the same, and we believe there will be important synergies realized through their contemporaneous development. Our cardiac ablation clamp and cardiac ablation catheter both use the CellFX System to generate our proprietary pulses of electrical energy.

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

We believe our CellFX nsPFA technology can provide important advantages over today’s thermal modalities in creating these ablation lines. For example, surgeons using the CellFX System should be able to deliver faster ablations through thicker tissue than thermal modalities because of the nonthermal mechanism of action that nsPFA employs, which is not affected by heatsinks such as the blood in the heart. In preclinical studies, our CellFX nsPFA cardiac clamp has consistently achieved transmural ablations in 1.25 seconds, independent of tissue type or thickness. Moreover, thermal modalities are also known to have problems with char formation on electrode surfaces which can cause gaps in the ablation lines leading to treatment failure and require the char to be scraped off by the surgeon during the procedure. Again, this should not be an issue with CellFX nsPFA ablation given its nonthermal nature. Also, because nsPFA ablation does not impact acellular tissue, such as collagen or cartilage, our technology has the potential to offer significant safety advantages over thermal modalities by allowing surgeons to ablate near and into vessels and valves without concern of permanent damage. And finally, nsPFA ablation has been shown to spare nerves of any permanent damage even when treated directly, which is another concern for thermal modalities. We believe these advantages will be important to cardiac surgeons, so we are working with leaders in the field to develop this technology quickly. In May 2023, we appointed Dr. Gan Dunnington as our Chief Medical Officer, Cardiac Surgery. Dr. Dunnington is a cardiothoracic surgeon and the Director of Cardiothoracic Surgery at St. Helena Hospital (Napa Valley). He specializes in minimally invasive complex cardiothoracic procedures for the treatment of AF. In October 2023, we appointed Dr. Niv Ad as our Chief Science Officer, Cardiac Surgery. Dr. Ad specializes in the surgical treatment of atrial fibrillation, minimally invasive heart surgery and other advanced heart surgery techniques and transcatheter therapies.

Over the last several years, we have been developing the cardiac ablation clamp from proof-of-concept to prototype, and we now have what we believe is our initial commercial design. The device was designed with the input of key physicians in cardiac surgery, and we believe it will offer a highly differentiated option relative to the standard of care thermal modalities. Since 2023, we have been meeting with the U.S. Food and Drug Administration (the "FDA") to discuss the regulatory requirements for a potential 510(k) clearance or other approval to market our cardiac clamp in the United States. These meetings were done as part of the FDA’s standard Q-submission (or pre-submission) process. In 2023, with guidance from the FDA, we completed a preclinical study, known as a Good Laboratory Practices or “GLP” study. We expect this GLP study will serve as the foundational support for a regulatory clearance. We believe we are on track to file a 510(k) submission with the FDA for our cardiac clamp before the second quarter of 2024.

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

In recent years, Pulsed Field Ablation ("PFA") has gained attention in electrophysiology for the treatment of AF as a result of its safety profile and potential to improve efficacy. PFA differs from CellFX nsPFA technology in that the pulse widths are longer, typically in the 10’s to 100’s of microseconds. We believe CellFX nsPFA can offer similar safety advantages as PFA and may provide improved efficacy advantages based on the circumferential design of our catheter and the potential that CellFX nsPFA technology can create deeper ablations. Another potential advantage of nsPFA ablation is a much shorter pulse duration which appears to stimulate less muscle contraction than does millisecond or microsecond PFA.

Similar to the cardiac ablation clamp, our proprietary catheter has been in development for several years and we have been working with leaders in the electrophysiology field to test the catheter in preclinical studies. We believe the design we have now will be suitable to pursue a first-in-human clinical safety study. Earlier in 2023, we completed additional safety and performance preclinical studies. We believe we will be in a position to begin a first-in-human feasibility study before the second quarter of 2024. In the United States, we believe the catheter will need to go through the FDA’s Pre-Market Approval ("PMA") process for FDA approval to market and sell our cardiac catheter in the United States.

As a supplemental point of validation of the Company’s engineering capabilities, and to demonstrate our technology’s unique mechanism of action on internal organs, in 2023 we continued feasibility work in the treatment of benign thyroid nodules and initiated a first-in-human study using a novel and proprietary nsPFA-enabled surgical end-effector. This study is being conducted by Professor Stefano Spiezia at the Ospedale del Mare in Naples, Italy, to help us better understand and confirm the mechanism of action and tissue response of nsPFA energy in internal organs as we advance into human cardiac tissue. Initially, ten subjects were treated and evaluated in the study. All of the initial patients in the study tolerated the procedure well with no reported pain or serious side effects. Ultrasound imaging 90 days post procedure showed that the treated portions of the nodules had been completely resorbed with no sign of scarring or fibrosis, which can be a side effect of other ablation modalities. Based on these positive initial results, we have amended the thyroid study protocol to expand enrollment with the next phase focused on optimizing treatment parameters in the fourth quarter of 2023.

We have incurred substantial operating losses and have used cash in our operating activities since inception. Based on our current operating plan, we believe we have sufficient cash and cash equivalents on hand to support current operations for the twelve months following the filing of this Quarterly Report. We plan to seek to raise capital from time to time, to fund our future operations through public or private equity offerings, debt financings, or by entering into collaborations with third parties, to fund our future operations.

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

The source, timing and availability of any future financing will depend largely upon market conditions and perceived progress in the Company’s on-going product development initiatives, as well as future clinical and regulatory developments concerning the CellFX System and our other NPS-based technologies. Funding may not be available when needed, at all or on terms acceptable to us. Lack of necessary funds may require us to, among other things, delay, scale back or eliminate some or all of our commercial activities, reduce headcount, trim research and product development programs, discontinue clinical trials, stop all or some of our manufacturing operations, defer capital expenditures, deregister from being a publicly traded company and delist from Nasdaq, or license our potential products or technologies to third parties, possibly on terms that cannot sustain our current business. In addition, the recent decline in economic activity caused by the armed conflicts in Ukraine and Israel and the current banking environment, together with the deterioration of the credit, banking and capital markets, could have an adverse impact on potential sources of future financing.

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

Our critical accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2022. We continually evaluate the accounting policies and estimates used in preparing our consolidated financial statements. During the nine-month period ended September 30, 2023, the Company issued stock options to certain employees which contain market conditions related to overall market capitalization. Additionally, the Company has issued stock options to certain employees which contain performance conditions related to certain financial measures and achievements of strategic/operational milestones. Due to the complex nature and use of estimates in the calculation to determine the fair value of market-based awards and estimates involved in the recognition of compensation expense for performance-based awards, the Company has concluded that stock-based compensation should be included in our critical accounting policies and estimates going forward.

Stock-Based Compensation

Our stock-based compensation programs include stock options and an employee stock purchase program. We periodically issue stock options to officers, directors, employees, and consultants for their services to the Company. Such issuances vest and expire according to terms established at the issuance date. Stock-based payments to officers, directors and employees, including grants of employee stock options, are recognized in the financial statements based on their grant date fair values, which are estimated using the Black-Scholes option-pricing model. Stock-based compensation expense is charged to operations on a straight-line basis over the requisite service period. We have granted stock options with time-based, performance-based, and market-based vesting conditions.

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

Results of Operations

Comparison of the three-month periods ended September 30, 2023 and 2022

Our condensed consolidated statements of operations as discussed herein are presented below:

	Three Months Ended
	September 30,
(in thousands)	2023	2022	$ Change
Revenues:
Product revenues	$—	$—	$—
Total revenues	—	—	—
Cost and expenses:
Cost of revenues	—	8,400	(8,400)
Research and development	7,472	4,517	2,955
Sales and marketing	—	2,020	(2,020)
General and administrative	3,780	3,088	692
Total cost and expenses	11,252	18,025	(6,773)
Loss from operations	(11,252)	(18,025)	6,773
Other income:
Interest income, net	686	(14)	700
Total other income	686	(14)	700
Loss from operations, before income taxes	(10,566)	(18,039)	7,473
Income tax benefit	—	—	—
Net loss	$(10,566)	$(18,039)	$7,473

Revenues

There were no revenues for the three-month periods ended September 30, 2023 and 2022.

Cost of Revenues

Cost of revenues decreased by $8.4 million to zero for the three-month period ended September 30, 2023, compared to the same period in 2022, driven by a $7.2 million charge for the write-off of excessive and obsolete inventory in September 2022 due to the decision to shift our strategic direction and advance our core NPS technology outside of dermatology. The Company has discontinued further sales in the dermatology market, which is currently the only market that the Company has regulatory clearance to market and sell into. As we are no longer selling the CellFX System, we are no longer incurring costs of revenues. Going forward, we will evaluate the classification of expenses as research and development or general and administrative in accordance with ASC Topic 730, Research and Development.

Research and Development

Research and development expenses consist of compensation and other employee related expenses for research and development personnel, clinical trials and consulting costs related to the design, development and enhancement of our potential future products, prototype material and devices. Research and development expenses increased by $3.0 million to $7.5 million for the three-month period ended September 30, 2023, compared to $4.5 million during the same period in 2022 primarily due to increases of $1.9 million in paid services, $0.7 million in stock-based compensation and $0.4 million in compensation and other employee-related expenses. As noted under the Cost of Revenues section, going forward we will evaluate the classification of expenses as research and development in accordance with ASC Topic 730, Research and Development.

Sales and Marketing

Sales and marketing expenses consisted of compensation and other employee related expenses for sales and marketing personnel, expenses associated with advertising and training, and marketing studies including our Controlled Launch program. The Company has discontinued further sales in the dermatology market and is performing research and development activities to advance its core NPS technology outside of dermatology. Because we have no current sales activities and we cannot market any products outside of dermatology, we will therefore classify costs previously booked as sales and marketing within general and administrative expenses. Sales and marketing expenses decreased by $2.0 million to zero for the three-month period ended September 30, 2023, compared to $2.0 million during the same period in 2022 primarily due to decreases of $1.6 million in compensation and other employee related expenses and $0.2 million in paid services and promotional activities.

General and Administrative

General and administrative expenses consist of compensation and other related employee expenses for executives, finance, legal, human resources, information technology, and administrative personnel, professional fees, patent fees and costs, insurance costs and other general corporate expenses. General and administrative expenses increased by $0.7 million to $3.8 million for the three-month period ended September 30, 2023, compared to $3.1 million during the same period in 2022 primarily due to increases of $0.4 million in stock-based compensation and $0.3 million in compensation and other employee related expenses.

Other Income, net

Interest income increased by $0.6 million to $0.7 million for the three-month period ended September 30, 2023, compared to $0.1 million during the same period in 2022 driven by increased returns on higher cash balances. Additionally, interest expense decreased by $0.1 million to zero for the three-month period ended September 30, 2023, compared to $0.1 million during the same period in 2022 driven by the extinguishment of the 2022 Loan Agreement.

Comparison of the nine-month periods ended September 30, 2023 and 2022

Our condensed consolidated statements of operations as discussed herein are presented below:

	Nine Months Ended
	September 30,
(in thousands)	2023	2022	$ Change
Revenues:
Product revenues	$—	$709	$(709)
Total revenues	—	709	(709)
Cost and expenses:
Cost of revenues	—	10,653	(10,653)
Research and development	19,998	16,744	3,254
Sales and marketing	—	11,251	(11,251)
General and administrative	11,043	11,373	(330)
Total cost and expenses	31,041	50,021	(18,980)
Loss from operations	(31,041)	(49,312)	18,271
Other income:
Interest income, net	764	4	760
Total other income	764	4	760
Loss from operations, before income taxes	(30,277)	(49,308)	19,031
Income tax benefit	—	—	—
Net loss	$(30,277)	$(49,308)	$19,031

Revenues

Revenues decreased by $0.7 million to zero for the nine-month period ended September 30, 2023, compared to the same period in 2022. The decrease in revenues was driven by the September 2022 announcement to shift our strategic direction and advance our core NPS technology outside of dermatology, discontinuing further sales in the dermatology market.

Cost of Revenues

Cost of revenues decreased by $10.7 million to zero for the nine-month period ended September 30, 2023, compared to the same period in 2022, driven by a $7.4 million charge for the write-off of excessive and obsolete inventory in September 2022 due to the decision to shift our strategic direction and advance our core NPS technology outside of dermatology. The Company has discontinued further sales in the dermatology market, which is currently the only market that the Company has regulatory clearance to market and sell into. As we are no longer selling the CellFX System, we are no longer incurring costs of revenues. Going forward, we will evaluate the classification of expenses as research and development or general and administrative in accordance with ASC Topic 730, Research and Development.

Research and Development

Research and development expenses consist of compensation and other employee related expenses for research and development personnel, clinical trials and consulting costs related to the design, development and enhancement of our potential future products, prototype material and devices. Research and development expenses increased by $3.3 million to $20.0 million for the nine-month period ended September 30, 2023, compared to $16.7 million during the same period in 2022 primarily due to increases of $3.2 million in paid services, $0.5 million in stock-based compensation, and $0.5 million in supplies, partially offset by decreases of $0.6 million in compensation and other employee related expenses and $0.3 million in facilities and IT cost allocations driven by our shift in focus. As noted under the Cost of Revenues section, going forward, we will evaluate the classification of expenses as research and development in accordance with ASC Topic 730, Research and Development.

Sales and Marketing

Sales and marketing expenses consisted of compensation and other employee related expenses for sales and marketing personnel, expenses associated with advertising and training, and marketing studies including our Controlled Launch program. The Company has discontinued further sales in the dermatology market and is performing research and development activities to advance its core NPS technology outside of dermatology. Because we have no current sales activities and we cannot market any products outside of dermatology, we will therefore classify costs previously booked as sales and marketing within general and administrative expenses. Sales and marketing expenses decreased by $11.3 million to zero for the nine-month period ended September 30, 2023, compared to $11.3 million during the same period in 2022 primarily due to decreases of $7.6 million in compensation and other employee related expenses, $1.9 million in paid services and promotional activities, $0.8 million in stock-based compensation, $0.8 million in facilities and IT cost allocations driven by our shift in focus, and $0.1 million in supplies.

General and Administrative

General and administrative expenses consist of compensation and other related employee expenses for executives, finance, legal, human resources, information technology, and administrative personnel, professional fees, patent fees and costs, insurance costs and other general corporate expenses. General and administrative expenses decreased by $0.3 million to $11.0 million for the nine-month period ended September 30, 2023, compared to $11.4 million during the same period in 2022 primarily due to decreases of $1.4 million in paid services and administrative costs and $0.1 million in stock-based compensation. These were partially offset by increases of $1.2 million due to facilities and IT cost allocations driven by our shift in focus and $0.1 million in compensation and other employee related expenses.

Other Expense, net

Interest income increased by $1.8 million to $1.9 million for the nine-month period ended September 30, 2023, compared to $0.1 million during the same period in 2022 driven by increased returns on higher cash balances. This is partially offset by an increase in interest expense of $1.0 million to $1.1 million for the nine-month period ended September 30, 2023, compared to $0.1 million during the same period in 2022 driven by interest on the 2022 Loan Agreement.

Liquidity and Capital Resources

To date, we have not generated significant revenues from product sales. Since inception, we have funded our business primarily through the issuance of equity securities and debt. Over the next few years, we intend to invest in research and development to develop additional commercially viable products and to assess the feasibility of potential future products.

On June 9, 2022, we completed the 2022 Rights Offering resulting in the sale of 7,317,072 Units, at a price of $2.05 per Unit, with each Unit consisting of one share of the Company’s common stock, par value $0.001 per share, and one warrant to purchase one share of common stock at $2.05 per share. 7,317,072 shares of common stock and warrants to acquire up to an additional 7,317,072 shares of common stock were issued in the 2022 Rights Offering. The Company received aggregate gross proceeds from the 2022 Rights Offering of $15 million. In May 2023, the Company delivered an irrevocable notice of redemption to warrant holders and, on June 16, 2023, it redeemed the last of the outstanding 2022 Rights Offering Warrants at a price of $0.01 per warrant share.  Prior to the redemption date, warrants to purchase 7,250,897 shares were exercised, generating approximately $14.9 million of total gross proceeds to the Company. As of September 30, 2023, there were no 2022 Rights Offering Warrants outstanding. Robert W. Duggan, the Company’s majority stockholder and Executive Chairman, purchased approximately 56% of the shares offered through the 2022 Rights Offering.

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

Our condensed consolidated statements of cash flows as discussed herein are presented below:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(26,259)	$(39,048)
Net cash used in investing activities	(78)	(360)
Net cash provided by financing activities	15,584	79,956
Net (decrease) increase in cash and cash equivalents	$(10,753)	$40,548

To date, we have generated limited revenue and used cash in our operating activities. As a result, we have incurred significant operating losses in each year since our inception and we may continue to incur additional losses for the next several years. As of September 30, 2023, we had cash and cash equivalents of $50.4 million. We believe that our existing cash and cash equivalents will be sufficient to fund our projected operating requirements for at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q. However, we plan to raise additional capital in the future. We can give no assurance, at this time, that additional financing or a collaboration will be available when needed on terms acceptable to us, however.

These expectations are based on our current operating and financing plans which are subject to change. Until we are able to generate sustainable product revenues at profitable levels, we expect to finance our future cash needs through public or private equity offerings, debt financings, and/or potential new collaborations. Such additional funds may not be available on terms acceptable to us or at all. If we raise funds by issuing equity or equity-linked securities, the ownership of some or all of our stockholders may be diluted, and the holders of new equity securities may have priority rights over our existing stockholders. If adequate funds are not available, we may be required to curtail operations significantly or obtain funds by entering into agreements on unattractive terms. Our inability to raise capital could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, lack of necessary funds may require us to, among other things, reduce headcount, trim research and product development programs, discontinue clinical trials, defer capital expenditures, deregister from being a publicly traded company and delist from Nasdaq, or license our potential products or technologies to third parties, possibly on terms that cannot sustain our current business. In addition, the recent decline in economic activity caused by the armed conflicts in Ukraine and Israel, together with the deterioration of the credit, banking and capital markets, could have an adverse impact on potential sources of future financing.

Operating Activities

During the nine months ended September 30, 2023, we used cash in the amount of $26.3 million in operating activities. The difference between cash used in operating activities and net loss consisted primarily of stock-based compensation, depreciation and amortization, as well as increases in accrued expenses and right-of-use assets, offset by accrued interest on related party note payable and lease liabilities.

During the nine months ended September 30, 2022, we used cash in the amount of $39.0 million in operating activities. The difference between cash used in operating activities and net loss consisted primarily of stock-based compensation, depreciation and amortization, as well as decreases in inventory and accounts payable.

Investing Activities

Our investing activities consist primarily of investment purchases, sales and maturities and capital expenditures.

During the nine months ended September 30, 2023, $0.1 million of cash used in investing activities was driven by the purchase of property and equipment.

During the nine months ended September 30, 2022, $0.4 million of cash used in investing activities was driven by the purchase of property and equipment.

Financing Activities

During the nine months ended September 30, 2023, cash provided by financing activities was $15.6 million, primarily due to $14.8 million of proceeds from the exercise of warrants, $0.4 million of proceeds from issuance of common stock under employee stock purchase plan and $0.4 million of proceeds from the exercise of stock options.

During the nine months ended September 30, 2022, cash provided by financing activities was $80.0 million, primarily due to $65.0 million of proceeds from our 2022 Loan Agreement, $14.9 million of proceeds from the sale of common stock in our rights offering and $0.5 million from the sale of stock under our employee stock purchase plan, partially offset by payments made on the Insurance Loan Agreement.

Contractual Obligations

There have been no material changes outside the ordinary course of our business to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Off-Balance Sheet Arrangements

At September 30, 2023, we did not have any transactions, obligations or relationships that constitute off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. No liability associated with such indemnification agreements has been recorded as of September 30, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer, who is our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer has concluded that, as of September 30, 2023, our disclosure controls and procedures were effective (a) to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (b) to include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act, as amended, that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

Summary

Our business is subject to numerous risks and uncertainties that you should consider before investing in our common stock. These risks are described more fully below and include, but are not limited to, risks relating to the following:

●	Our limited operating history and our limited revenue producing operations;

●	Our inability to operate without additional fundraising;

●	Our lack of experience developing and manufacturing medical products for cardiologists;

●	Competition within our industry and in the markets and market segments with choose to pursue, including cardiology;

●	Health epidemics;

●	Our reliance on certain third parties such as key suppliers;

●	Potential loss of key management personnel and high employee attrition;

●	Potential security breaches, loss of data, and other disruptions to us or to our third-party service providers that could compromise sensitive information;

●	Potential product liability lawsuits and other litigation;

●	The timing, unpredictability, and expense of our clinical and product development activities;

●	The possibility of adverse trial results and unfavorable long-term trial data, especially given our limited preclinical experience using NPS technology in animal models of cardiac disease;

●	Potential failure to obtain and maintain necessary regulatory clearances or approvals;

●	Uncertainties concerning the long-term safety and effectiveness of our CellFX System and product candidates, and the potential for adverse side effects;

●	The commercial uncertainties concerning whether there will be broad adoption of our CellFX System and NPS technology, especially in the cardiology market given our announced focus on cardiac care;

●	Possible challenges enrolling patients in our clinical trials;

●	Uncertainties concerning our ability to obtain an adequate level of reimbursement by Medicare and other third-party payers;

●	Protection of intellectual property, potential litigation related to intellectual property, and obligations under intellectual property agreements;

●	Stringent domestic and foreign regulation in respect of any potential devices and products, including healthcare laws and regulations;

●	Healthcare policy changes;

●	Volatility of the price of our common stock;

●	Concentration of ownership by our majority stockholder and Executive Chairman, Robert W. Duggan;

●	Potential material weaknesses and uncertainties concerning our ability to maintain an effective system of internal control over financial reporting; and

●	Unfavorable global economic or political conditions.

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

We have experienced operating losses and we may continue to incur operating losses for the next several years as we implement our business plan. Currently, we have no significant revenue from operations and we do not have arrangements in place for all the anticipated financing that would be required to fully implement our business plan. Our prior losses, combined with expected future losses, have had, and will continue to have, for the foreseeable future, an adverse effect on our stockholders’ equity and working capital.

We will need to raise additional capital in order to continue to execute our business plan. If we are unable to raise sufficient additional funds, we may need to scale back our future operations. Also, the ongoing armed conflicts in Ukraine and Israel resulting in a negative impact on the global macroeconomic environment and capital markets may make it more difficult for us to raise additional funds.

We cannot give any assurance that we will be able to obtain all the necessary funding that we may need. In addition, we believe that we will require additional capital in the future to fully develop and bring to market our technologies and planned products. We have pursued and may pursue additional funding through various financing sources, including the private sale of our equity securities, debt financings, licensing fees for our technology, joint ventures with capital partners, and project type financing. If we raise funds by issuing equity or equity-linked securities, dilution to some or all our stockholders would result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. We also may seek government-based financing, such as development and research grants. There can be no assurance that funds will be available on commercially reasonable terms, if at all.

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

As a consequence of our corporate realignment, we experienced employee turnover in 2022 higher than industry norms, and in February 2023 we continued to reduce headcount by eliminating another seven positions at the Company. If we decide to further reduce headcount to lower our operating expenses, we may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from such a restructuring because of unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from such a restructuring, our operating results and financial condition would be adversely affected. Any restructuring activities would be disruptive to our operations and could result in material delays in our new product development programs. Also, any headcount reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, or increase difficulties in our day-to-day operations. Headcount reductions could also harm our ability to attract and retain qualified management, scientific, clinical, regulatory, manufacturing, engineering, and other personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing and commercializing our new product candidates in the future.

Our revenues and future profitability are entirely dependent upon one family of products, the CellFX System, and one platform technology, Nano-pulse Stimulation.

Our revenue to date has been generated entirely from the CellFX System, which consists of a console, handpieces and tips, and these products and all our potential products under development are based upon the same patented platform technology, Nano-pulse Stimulation (“NPS”). Our future revenue is therefore dependent on the success of these products under development and platform technology. Reliance on a single family of products and single platform technology could negatively affect our results of operations and financial condition. Our ability to become profitable will depend upon the commercial success of these future products and platform technology.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure or delay can occur at any time during the clinical trial process. For example, success in nonclinical studies and early feasibility clinical studies does not ensure that the expanded clinical trials needed to support regulatory submissions will be successful. Setbacks can be caused by, among other things, nonclinical findings made while clinical trials are underway, safety or efficacy observations made in clinical trials, including previously unreported adverse events, or post-approval observations. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval or clearance for our product candidates or to expand the existing approvals or clearances for our existing products. To date, we have had only preclinical experience using NPS technology in animal models of cardiac disease; our past successes in dermatology may not translate into similar results in cardiology. In particular, the safety and efficacy data we have generated using NPS technology and the CellFX System to treat benign lesions in the skin and the preliminary feasibility results we have seen in benign thyroid nodules might not be replicated in other areas of medicine, including the use of CellFX nsPFA technology and the CellFX System to treat atrial fibrillation or other cardiac disease.

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

The risk of failure of clinical development is high. For example, the vast majority of our in vivo data has been a result of animal testing outside of cardiac animal models, and we have only completed a limited number of feasibility studies in humans, all of which have examined the use of our CellFX System in dermatologic conditions. Undesirable side effects caused by the CellFX System, NPS pulses, or any of our planned future products could cause us, any partners of ours, or regulatory authorities to interrupt, delay or halt clinical trials or to revoke previously granted regulatory approvals. Undesirable side effects could also result in more restrictive labeling requirements or the delay or denial of regulatory approval of planned future products by the FDA or other comparable foreign regulatory authority.

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

The market price of our common stock has been highly volatile, and we expect it to continue to be highly volatile for the foreseeable future in response to many risk factors listed in this section, and others beyond our control, including:

●	results of clinical trials of our planned products or those of our competitors;

●	actions by regulatory bodies, such as the FDA, that affect our business or have the effect of delaying or rejecting approval or clearance of our planned products;

●	actual or anticipated fluctuations in our financial condition and operating results;

●	announcements by our customers, partners or suppliers relating directly or indirectly to our products, services or technologies;

●	announcements of technological innovations by us or our competitors;

●	changes in laws or regulations applicable to the CellFX System or to our planned products;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, or achievement of significant milestones;

●	additions or departures of key personnel;

●	competition from existing products or new products that may emerge;

●	fluctuations in the valuation of companies perceived by investors to be comparable to us;

●	disputes or other developments related to proprietary rights, including patents, litigation matters or our ability to obtain intellectual property protection for our technologies;

●	actual or alleged security breaches;

●	announcements or expectations of additional financing efforts;

●	sales of our common stock by us or our stockholders;

●	stock price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

●	reports, guidance and ratings issued by securities or industry analysts;

●	overall conditions in our industry and market, including the negative impact of armed conflicts, health epidemics and climate change on the global economy and markets; and

●	general economic and market conditions.

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

Mr. Duggan’s controlling interest in the Company also creates the potential for conflicts of interest which be viewed unfavorably by minority stockholders, thereby hurting our stock price. For example, in November 2021, we engaged outside legal counsel to represent the Company even though the same legal counsel currently represents Mr. Duggan personally in other matters. This legal counsel represented Mr. Duggan in certain related party transactions described herein and could represent both the Company and Mr. Duggan in future related party transactions. Four of our directors, including Mr. Duggan and Manmeet Soni, our Lead Independent Director and Audit Committee Chairman, are executives at Summit Therapeutics Inc., another company in which Mr. Duggan holds a controlling equity interest. There are no family relationships among any of our directors or executive officers, however, Mr. Duggan and Dr. Zanganeh have a personal relationship with each other.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including the negative impact of armed conflicts, health epidemics and global warming on the global economy and markets. A global financial crisis or a banking crisis or a global or regional political disruption could cause extreme volatility in the capital and credit markets. The Company places its cash equivalents and investments with high credit quality financial institutions and, by policy, limits the amounts invested with any one financial institution or issuer and restricts the Company’s investments to U.S. treasuries and money market instruments. However, in general the Company’s deposits held with banks exceed the amount of insurance provided on such deposits. Despite our low-risk investment policies, a severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy, banking crisis or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our products. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended September 30, 2023, we completed no unregistered sale of our securities.

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

PULSE BIOSCIENCES, INC.

Date: November 13, 2023	By:	/s/ Kevin P. Danahy
Kevin P. Danahy
President and Chief Executive Officer (Principal Executive and Principal Financial Officer)