Form 10-K
period 2023-12-31
Pulse Biosciences, Inc.
filed 2024-03-28
CIK 1625101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of the registrant’s common stock on such date as reported by Nasdaq Capital Market, was approximately $124,067,534. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the registrant’s common stock as of March 20, 2024: 55,225,333

“Pulse Biosciences,” the Pulse logos and other trademarks or service marks that we use in connection with the operation of our business appearing in this annual report on Form 10-K (this "Annual Report"), including CellFX, CellFX CloudConnect, CellFX Marketplace, Nano-pulse Stimulation, nsPFA, CellFX nsPFA, and NPS, are the property of Pulse Biosciences, Inc. Solely for your convenience, some of our trademarks and trade names referred to in this Annual Report are listed without the ® and TM symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks and trade names. Also, this Annual Report may contain additional trade names, trademarks or service marks of others, which are the property of their respective owners. We do not intend our use or display of any other company’s trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any of these other companies.

Unless expressly indicated or the context requires otherwise, the terms “Pulse,” “Company,” “we,” “us,” and “our,” in this document refer to Pulse Biosciences, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements related to our expected business, new product introductions and adoption rates, sales forecasts, results of clinical studies, expectations regarding regulatory clearance and the timing of FDA or non-US filings or approvals including meetings with FDA or non-US regulatory bodies, procedures and procedure adoption, future financial position, our ability to generate revenues, our financing plans and future capital requirements, anticipated costs of revenue, anticipated expenses, the effect of recent accounting pronouncements, our anticipated cash flows, our ability to finance operations from cash flows or otherwise, and statements based on current expectations, estimates, forecasts, and projections about the economies and markets in which we operate and intend to operate and our beliefs and assumptions regarding these economies and markets. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. You should read the “Risk Factors” section of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein. We do not assume any obligation to update any forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our current beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. This Annual Report and any documents incorporated by reference may contain market data that we obtain from industry sources. These sources do not guarantee the accuracy or completeness of the information. Although we believe that our industry sources are reliable, we do not independently verify the information. The market data may include projections that are based on other projections. While we believe these assumptions and projections are reasonable and sound, as of the date of this Annual Report, actual results may differ from the projections.

SUMMARY OF RISK FACTORS

Summary

Below is a summary of the principal factors that make an investment in Pulse Biosciences, Inc. speculative or risky. The following summary does not contain all of the information that may be important to you, and you should read the below summary in conjunction with the more detailed discussion of risks set forth under the heading “Risk Factors” in Part I, Item IA of this Annual Report on Form 10-K.

Risks Related to Our Financial Position and Need for Additional Capital

●	We will need to obtain additional funding to finance our operations and complete the development and any commercialization of our products. If we do not receive substantial capital when needed, we may be forced to restrict our operations or delay, reduce or eliminate our product development programs.

●

We depend heavily on the success of NPS to non-thermally clear targeted cells while sparing adjacent noncellular tissue. If we are unable to successfully develop and commercialize this patented technology, or experience significant delays in doing so, we may extend the period in which we will incur significant financial losses as an organization.

●

We are almost entirely a development-stage company with very limited experience commercializing products. We have incurred significant losses since our inception. We anticipate that we will continue to incur losses for at least the next several years and may never generate profits from operations or maintain profitability.

●	We will need to raise additional capital, which may result in further dilution to our investors, or incur additional indebtedness. The servicing of future debt may impair our liquidity position.

Risks Related to the Development and Commercialization of our Medical Products

●	We can provide no assurance that our clinical product candidates, including our product candidates for the treatment of atrial fibrillation, our CellFX nsPFA Cardiac Clamp and our CellFX nsPFA 360° Cardiac Catheter, will obtain regulatory approval or that the results of clinical studies will be favorable.

●	Medical device development and commercialization is a complex, time-consuming and expensive process. Our industry is fraught with risk and a high rate of failure.

●

We have very limited sales and marketing experience and no experience commercializing our CellFX nsPFA Percutaneous Electrode System. We can give no assurances that our devices will be adopted by surgeons or other physicians to treat any medical condition..

●

Regulatory requirements and timelines may affect the scope and timeline of our trials and the potential market for our product candidates, including the possibility of significant delays to any product launch.

●

The medical device industry is characterized by intense competition, rapid technological changes, new product introductions and enhancements, and evolving industry standards.  If we do not develop and obtain regulatory clearances or approvals for new products or product enhancements in time to meet market demand, or if there is insufficient demand for our products or enhancements, our results of operations will suffer.

●

If we experience any number of possible unforeseen events in connection with our clinical trials, potential marketing approval or commercialization of our product candidates could be delayed or prevented.

●

If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory bodies, such as the U.S. Food and Drug Administration or the European Medicines Agency, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our medical devices.

●	Regulatory requirements and timelines may affect the scope and timeline of our trials and the potential market for our product candidates.

Risks Related to Our Industry and Market

●	We face substantial competition, which may result in others developing or commercializing products before or more successfully than we do.

●

We compete against well-established incumbent technologies offering products in cardiology, oncology, and dermatology, as well as in minimally invasive procedures. All of these companies currently have greater financial, technical, research, and/or other resources than we do and have larger and more established manufacturing capabilities and marketing, sales, and support functions.

●

We may pursue business development opportunities to expand or enhance our pipeline of potential products, including through potential acquisitions of and/or collaborations with other entities or the acquisition of products unrelated to NPS technology, which may not achieve intended results or could increase the number of our outstanding shares or amount of outstanding debt or result in a change of control.

Legal, Tax, Regulatory and Compliance Risks

●

Our ability to commercialize any of our product candidates is subject to substantial regulatory and legislative uncertainty, including as to pricing, reimbursement practices or other healthcare initiatives which could harm our business.

●	We may face costly legal claims, in particular related to product liability and intellectual property infringement.

●	We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations. We can face serious consequences for violations.

Risks Related to Our Intellectual Property, Cybersecurity and Data Privacy

●	We rely upon patents to protect our technology. We may be unable to protect our intellectual property rights and we may be liable for infringing the intellectual property rights of others.

●

Our actual or perceived failure to comply with stringent and changing obligations related to data privacy and security could lead to regulatory investigations and actions, litigation, fines and penalties, disruptions to our business operations, reputational harm, loss of revenue and profits, and other adverse business impacts.

●

We are exposed to risks related to cybersecurity and data privacy threats and incidents and we are subject to restrictions and changes in laws and regulations governing our data privacy and data protection, any of which could have a material adverse affect on our business.

Risks Related to Corporate Governance and Employee Relations

●

Our future success depends on our ability to retain our Chief Executive Officer, our Chief Technology Officer, our Chief Strategy Officer, and other key executives and to attract, retain and motivate qualified personnel.

●

Our Executive Chairman owns more than a majority of the voting power of the outstanding shares of our common stock and, as a result, investors may have limited ability to affect either the corporate governance of the Company or the taking of certain major decisions.

Risks Related to Owning Our Common Stock

●

Substantial future sales of our shares of common stock in the public market, or the perception that these sales could occur, could cause the price of the shares to decline significantly, even if our business is doing well.

●	The prices of our shares of common stock may be volatile and fluctuate substantially, which could result in substantial losses for our stockholders.

●	69% of our outstanding shares are owned by our executive Chairman, Robert Duggan, and his affiliates, which can reduce liquidity of our stock. Historically, our trading volume on Nasdaq has been low.

Part I

Item 1. Business

Overview

Pulse Biosciences, Inc. is a novel bioelectric medicine company committed to health innovation using its patented Nano-pulse Stimulation ("NPS") technology, a revolutionary energy modality that delivers nanosecond-duration pulses of electrical energy, each less than a millionth of a second long, to non-thermally clear targeted cells while sparing adjacent noncellular tissue. NPS technology, also referred to as Nanosecond Pulsed-Field Ablation ("nsPFA") technology when used to ablate cellular tissue, can be used to treat a variety of medical conditions for which an optimal solution remains unfulfilled. The Company developed its proprietary CellFX System, a novel nsPFA delivery platform, and commercialized the initial application of its nsPFA technology to treat benign lesions of the skin. In parallel, the Company has designed a variety of applicators, or end-effectors, to explore the potential use of the CellFX platform to treat disorders in other medical specialties, such as cardiology, gastroenterology, gynecology, and ear, nose and throat. These applicators include devices for open surgical procedures, endoscopic or minimally invasive procedures, and endoluminal catheters, and each has been used in preclinical studies. Based on our preclinical experience and the potential to significantly improve outcomes for patients in a large and growing market, the Company decided in 2022 to focus its primary efforts on the use of nsPFA energy and the CellFX platform in the treatment of atrial fibrillation ("AF").

Our Cardiac Program

AF is a type of heart arrythmia, or irregular heartbeat, caused by faulty electrical signals in the heart. AF is a highly prevalent condition and is growing significantly with an ageing population. It is estimated that 43 million people worldwide are affected by AF. Treatment requires the precise and safe ablation of heart tissue to block or otherwise prevent these faulty electrical signals from causing the irregular heartbeat, and we believe nsPFA technology is uniquely suited to perform an integral role for this application and that it will prove to be highly differentiated from standard thermal energy modalities in use today. The Company has developed a cardiac ablation clamp for use in cardiac surgery and a cardiac ablation catheter for use in electrophysiology. In December 2023, we initiated a clinical study in Prague, Czech Republic, to test our CellFX nsPFA 360° Cardiac Catheter in patients with AF and early acute data and remapping data from this study have been promising. More recently, we have taken steps to initiate a clinical study of our CellFX nsPFA Cardiac Clamp in the Netherlands and, in January 2024, we filed a premarket notification 510(k) with the U.S. Food and Drug Administration (the “FDA”) for clearance to commercialize our novel CellFX nsPFA Cardiac Clamp in the United States. In parallel, we have taken initial steps towards a CE mark approval in Europe for the cardiac clamp. The results of preclinical testing of both cardiac products have exceeded our expectations and much of the data have been published or presented at physician or industry conferences. While these devices serve different physicians, the application of the energy to safely and effectively ablate cardiac tissue and the treatment of AF are the same, and we believe there will be important synergies realized through their contemporaneous development. The Company’s cardiac ablation clamp and cardiac ablation catheter both use the CellFX System to generate our proprietary pulses of electrical energy.

CellFX nsPFA Cardiac Clamp

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

We believe our CellFX nsPFA technology can provide important advantages over today’s thermal modalities in creating these ablation lines. For example, surgeons using the CellFX System should be able to deliver faster ablations through thicker tissue than thermal modalities because of the nonthermal mechanism of action that nsPFA employs, which is not affected by heatsinks such as the blood in the heart. In preclinical studies, our CellFX nsPFA Cardiac Clamp has consistently achieved transmural ablations in 1.25 seconds, independent of tissue type or thickness. Moreover, thermal modalities are also known to have problems with char formation on electrode surfaces which can cause gaps in the ablation lines leading to treatment failure and require the char to be scraped off by the surgeon during the procedure. Again, this should not be an issue with CellFX nsPFA ablation given its nonthermal nature. Also, because nsPFA ablation does not impact acellular tissue, such as collagen or cartilage, our technology has the potential to offer significant safety advantages over thermal modalities by allowing surgeons to ablate near and into vessels and valves without concern of permanent damage. And finally, nsPFA ablation has been shown to spare nerves of any permanent damage, even when treated directly, which is another concern for thermal modalities. We believe these advantages will be important to cardiac surgeons, so we are working with leaders in the field to develop this technology quickly. In May 2023, we appointed Dr. Gan Dunnington as our Chief Medical Officer, Cardiac Surgery. Dr. Dunnington is a cardiothoracic surgeon and the Director of Cardiothoracic Surgery at St. Helena Hospital (Napa Valley). He specializes in minimally invasive complex cardiothoracic procedures for the treatment of AF. And, in October 2023, we appointed Dr. Niv Ad as our Chief Science Officer, Cardiac Surgery. Dr. Ad specializes in the surgical treatment of atrial fibrillation, minimally invasive heart surgery and other advanced heart surgery techniques and transcatheter therapies.

Over the last several years, we have been developing the cardiac ablation clamp from proof-of-concept to prototype, and we now have what we believe is our initial commercial design. The device was designed with the input of key physicians in cardiac surgery, and we believe it will offer a highly differentiated option relative to the standard of care thermal modalities. Since 2023, we have been meeting with the FDA to discuss the regulatory requirements for a potential 510(k) clearance or other approval to market our cardiac clamp in the United States. In 2023, with guidance from the FDA, we completed a preclinical study, known as a Good Laboratory Practices or “GLP” study and, in January 2024, we filed a premarket notification 510(k) with the FDA for our novel CellFX nsPFA Cardiac Clamp.

CellFX nsPFA 360° Cardiac Catheter

We believe our cardiac catheter ablation device will have many of the same advantages that the cardiac ablation clamp appears to have with respect to both performance and safety compared to standard thermal modalities. Our catheter is uniquely designed to provide a circumferential, or circular, ablation in a single treatment cycle. We believe this will enable faster treatment times compared to what is currently performed with thermal modalities, especially when ablating around the pulmonary veins, a common treatment approach for AF.

In recent years, Pulsed Field Ablation ("PFA") has gained attention in electrophysiology for the treatment of AF because of its safety profile and potential to improve efficacy. PFA differs from CellFX nsPFA technology in that the pulse widths are longer, typically in the 10’s to 100’s of microseconds. We believe CellFX nsPFA can offer similar safety advantages as PFA and may provide improved efficacy advantages based on the circumferential design of our catheter and because it appears CellFX nsPFA technology can create deeper ablations. Another potential advantage of nsPFA ablation is a much shorter pulse duration which appears to stimulate less muscle contraction than does millisecond or microsecond PFA.

Similar to the cardiac ablation clamp, our proprietary catheter has been in development for several years and we have been working with leaders in the electrophysiology field to test the catheter in preclinical studies. After seeing encouraging preclinical results, in December 2023, we initiated a clinical study in Prague, Czech Republic, to test our CellFX nsPFA 360° Cardiac Catheter in patients with AF and early acute data and remapping data from this study have been promising. In the United States, we believe the catheter will need to go through the FDA’s Pre-Market Approval ("PMA") process for FDA approval to market and sell our cardiac catheter in the United States.

CellFX nsPFA Percutaneous Electrode System

Since early 2023, we have made tremendous progress in our percutaneous electrode program. After years of pre-clinical development and testing, as a supplemental point of validation of the Company’s engineering capabilities, and to demonstrate our technology’s unique mechanism of action on internal organs, in June 2023 we initiated a first-in-human study using our novel and proprietary nsPFA-enabled surgical end-effector, our percutaneous electrode. This study is being conducted by Professor Stefano Spiezia at the Ospedale del Mare in Naples, Italy, to help us better understand and confirm the mechanism of action and tissue response of nsPFA energy in internal organs as we advance into human cardiac tissue. Initially, ten subjects were treated and evaluated in the study. All of the initial patients in the study tolerated the procedure well with no reported pain or serious side effects. Ultrasound imaging 90 days post procedure showed that the treated portions of the nodules had been completely resorbed with no sign of scarring or fibrosis, which can be a side effect of other ablation modalities. Based on these positive initial results, in November 2023, we amended the thyroid study protocol to expand enrollment to focus on optimizing treatment parameters.

In parallel, in November 2023, we filed a premarket notification 510(k) with the FDA for clearance to commercialize our novel CellFX nsPFA Percutaneous Electrode System in the United States. In March 2024, the Company received FDA 510(k) clearance for its CellFX nsPFA Percutaneous Electrode System for use in the ablation of soft tissue in percutaneous and intraoperative surgical procedures.

Having secured regulatory approval to market and sell the CellFX nsPFA Percutaneous Electrode System in the United States, we have initiated a limited market release, targeting a handful of select accounts.

The CellFX Console

The CellFX Console is a tunable, software-enabled, console-based platform, designed to accommodate the clinical workflow preferred by physicians. The CellFX System is configured to accept a variety of end-effectors or electrodes across a range of clinical applications. In February 2021, the Company received 510(k) clearance from the FDA for the CellFX System for dermatologic procedures requiring ablation and resurfacing of the skin. In January 2021, the Company received Conformité Européene (“CE”) marking approval for the CellFX System, which allows for marketing of the system in the European Union (“EU”). Shortly after these regulatory clearances the Company began commercializing the CellFX System in dermatology for the treatment of benign skin lesions. However, in September 2022, the Company announced a shift in its focus from dermatology to cardiology and the treatment of AF. The Company has ceased all commercial sales and marketing operations in dermatology. At the present time, we continue to support our remaining commercial users and remain open to a potential commercial partnership. The CellFX System is being used for our current efforts in the treatment of AF and as part of the CellFX nsPFA Percutaneous Electrode System.

We continue to believe nsPFA ablation, as well as NPS technology more broadly, has the potential to provide superior outcomes across a variety of medical disciplines and we may seek partnership opportunities to develop additional applications.

Intellectual Property

We maintain a portfolio of intellectual property surrounding our CellFX System and our NPS technology platform. As a medical technology company, our current patents and ongoing intellectual property development are, and will continue to be, a priority for our business. We believe our intellectual property is an important competitive advantage for us. We also rely on trade secrets, know-how, continuing technological innovations, and licensing opportunities to further develop, maintain, and strengthen our competitive position. We actively protect our intellectual property through a combination of patent registrations, trademarks, and copyright protections; confidentiality agreements with our employees, consultants, and other parties; and access control to sensitive information.

Today, on a worldwide basis, we own 197 issued patents and pending patent applications, and we have an exclusive license to 69 additional issued patents and pending patent applications. The vast majority of our granted patents have an expiration date between 2035 and 2042. As in the past, we plan to continue to file new patent applications to protect our systems, algorithms, applicators, methods, and designs of our technologies and products as they evolve. Medical technologies such as ours may be utilized in many different applications and incorporate several patentable features, and our strategy will be to always strive to protect our products and technologies with multiple patents directed to the variety of features and applications, in order to establish a strong and useful patent portfolio against competitors, such that an expiration of a single patent should not lessen our overall comprehensive coverage and competitive advantage. We believe our NPS platform and CellFX System are protected by several issued patents, as well as pending applications.

Employees and Human Capital

As of December 31, 2023, we had 56 employees, of which substantially all were located at our headquarters in Hayward, California. Of these employees, half were engaged in research and development activities and half were engaged in operations, marketing, business development, and general and administrative activities.

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

Wellness and Safety. The health and safety of our employees is of utmost importance to us. We currently operate under a hybrid model of onsite and remote work with our technical teams being mostly onsite on a full-time basis. We have policies and guidelines which are designed to protect the safety of our employees.

Competition

The applications we intend to target are subject to intense competition from rapidly evolving companies and new scientific discoveries. We compete against well-established incumbent technologies offering products in cardiology, oncology, and dermatology, as well as in minimally invasive procedures. For example, Abbott Laboratories, AtriCure, Inc., Boston Scientific Corporation, Johnson & Johnson (Biosense Webster), Medtronic plc, and several other companies all sell ablation-based surgical and catheter-based medical devices for the treatment of heart arrhythmias, including AF, and additionally, many of these companies are also actively developing PFA products for the treatment of AF. All of these companies currently have greater financial, technical, research, and/or other resources than we do and have larger and more established manufacturing capabilities and marketing, sales, and support functions. Our future success will depend on our ability to establish and maintain a competitive position in current and future technologies. Our technology is unique and differentiated in that NPS technology can influence many cellular functions depending on the energy applied. When it is used to stimulate primarily regulated cell death, such as through nsPFA ablation, we believe it will be less traumatic to treated tissue and result in less scarring or collateral damage to surrounding tissues, which we feel will give us a competitive advantage over these more established companies despite formidable competition.

Government Regulation

The CellFX System is a medical device subject to extensive and ongoing regulation by the FDA under the Federal Food, Drug, and Cosmetic Act and its implementing regulations, as well as other federal and state regulatory bodies in the United States. These laws and regulations govern, among other things, product design and development, preclinical and clinical testing, manufacturing, packaging, labeling, storage, recordkeeping and reporting, clearance or approval, marketing, distribution, promotion, import and export, and post-marketing surveillance.

The FDA regulates the medical device market to ensure the safety and efficacy of our products. For medical devices that require pre-market review, the FDA allows for three clearance/approval pathways for a medical device to be commercialized: approval via a Pre-market Approval Application (“PMA”), clearance of a 510(k) submission, or submission of a de novo application. The FDA has established three different classes of medical devices, based on the level of risk associated with using a device and consequent degree of regulatory controls needed to govern its safety and efficacy, as well as the appropriate clearance/approval pathway needed to obtain authorization to legally market a medical device in the United States.

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

In May 2022, the Company determined not to renew its annual director and officer liability insurance policy due to disproportionately high premiums quoted by insurance companies. Instead, on May 31, 2022, the Company and Robert W. Duggan, the Company's Executive Chairman, entered into a letter agreement (the “Letter Agreement”) pursuant to which Mr. Duggan agreed with the Company to personally provide indemnity coverage for a one-year period, and he agreed to deposit cash and/or marketable securities into a third-party escrow, as security for these obligations, if requested by the Company. On May 31, 2023, the last day of the one-year period, the Company paid Mr. Duggan a fee of $1.0 million in consideration of the obligations set forth in the Letter Agreement. As of December 31, 2023, there were no additional amounts owed to Mr. Duggan under the Letter Agreement.

In May 2023, the Company secured director and officer liability insurance from third-party insurance carriers through a brokered transaction.

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

Investment in medical technology is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product will fail to demonstrate adequate efficacy or clinical utility. Our past successes in dermatology may not translate into similar results in cardiology or elsewhere. Investors should evaluate an investment in us in light of the uncertainties typically encountered by developing medical technology companies in a competitive environment. There can be no assurance that our efforts will be successful, either in cardiology or otherwise, or that we will ultimately be able to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could adversely affect the market price of our common stock and could significantly impair our ability to raise capital, expand our business, or continue to implement our business plan.

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

We have experienced operating losses and we expect to continue to incur operating losses for the next several years as we implement our business plan. Currently, we have no significant revenue from operations and we do not have arrangements in place for all the anticipated financing that would be required to fully implement our business plan. Our prior losses, combined with expected future losses, have had, and will continue to have, for the foreseeable future, an adverse effect on our stockholders’ equity and working capital.

We will need to raise additional capital in order to continue to execute our business plan. If we are unable to raise sufficient additional funds, we may need to scale back our future operations. Also, the ongoing armed conflicts in Ukraine, Israel and elsewhere, which have negatively impacted the global macroeconomic environment and capital markets, may make it more difficult for us to raise additional funds.

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

Because our business is not profitable, from time to time, we may undergo a reduction in force to reduce our operating expenses. However, any corporate restructuring or headcount reduction may not result in anticipated savings, could result in total costs and expenses and attrition that are greater than expected and could disrupt our business.

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

Our revenue to date has been generated entirely from the CellFX System, which consists of a console, connectors and end-effectors, and these products and all our potential products under development are based upon the same patented platform technology, Nano-pulse Stimulation (“NPS”). Our future revenue is therefore dependent on the success of these products under development and platform technology. Reliance on a single family of products and single platform technology could negatively affect our results of operations and financial condition. Our ability to become profitable will depend upon the commercial success of these future products and platform technology.

In 2021 to 2022, aesthetic and medical dermatologists were slow to adopt our products and even today they have used our products in only a small percentage of their eligible patients.  Even if we are able to develop a safe and effective treatment for atrial fibrillation using our proprietary NPS technology, we can give no assurance that cardiologists would adopt NPS technology into their medical practices faster than dermatologists have.

We intend to market the CellFX nsPFA Percutaneous Electrode System primarily to Otolaryngologists, Endocrine Surgeons, and Interventional Radiologists (“surgeons”) who may be slow or fail to adopt our products or who may use our products in only a small percentage of their eligible patients for a variety of reasons, including but not limited to:

●	lack of experience with our products;

●	lack of adequate reimbursement or cost to the patient;

●	lack of conviction regarding evidence supporting cost benefits or cost effectiveness of our products over existing alternatives;

●	lack of clinical data showing longer-term patient benefits;

●	the possible introduction of new technologies competitive to our products; and

●	liability risks generally associated with the use of new products and procedures.

Moreover, our products, including our platform NPS technology, could be rendered obsolete or economically impractical by numerous factors, many of which are beyond our control, including but not limited to:

●	entrance of new competitors into our markets;

●	technological advancements of alternative technologies;

●	loss of key relationships with suppliers, group purchasing organizations, or end-user customers;

●	manufacturing or supply interruptions;

●	product liability claims;

●	our reputation and product market acceptance;

●	loss of existing regulatory approvals or the imposition of new requirements to maintain such approvals or to receive new approvals; and

●	product recalls or safety alerts.

We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which could cause our stock price to decline.

The Company may, from time to time, provide financial guidance about its business and future operating results. In developing this guidance, the Company’s management must make certain assumptions and judgments about its future operating performance, including but not limited to projected hiring of sales professionals, growth of revenue in the relevant device markets, increase or decrease of its market share, costs of production of its recently introduced products, and stability of the macro-economic environment in the Company’s key markets. Furthermore, analysts and investors may develop and publish their own projections of the Company’s business, which may form a consensus about the Company’s future performance. The Company’s business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of the Company’s control, and which could adversely affect its operations and operating results. Furthermore, if the Company makes downward revisions of its own previously announced guidance, or if the Company’s publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of the Company’s common stock could decline.

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

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control and may be difficult to predict, including:

●	the timing and cost of, and level of investment in, research, development, and commercialization activities relating to our product and product candidates, which may change from time to time;

●	the timing of receipt of approvals or clearances for our product candidates from regulatory authorities internationally or in the United States, such as the U.S. FDA;

●	the timing and status of enrollment for our clinical trials;

●

coverage and reimbursement policies with respect to our product and product candidates, including the degree to which procedures using our products are covered and receive adequate reimbursement from third-party payors, and potential future drugs or devices that compete with our products;

●

the costs of manufacturing our products, as well as building out our supply chain, which may vary depending on the quantity of production and which will vary significantly depending upon the terms of our agreements with manufacturers;

●	expenditures that we may incur to acquire, develop or commercialize additional product candidates and technologies;

●	the level of demand for our product and any product candidates, if approved or cleared, which may vary significantly over time;

●	litigation, including patent, employment, securities class action, stockholder derivative, general commercial, and other lawsuits;

●	future accounting pronouncements or changes in our accounting policies; and

●

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

Because we operate in highly competitive markets, we can expect to face competition from large well-established manufacturers of medical technologies, devices and similar products; we may not be able to compete effectively against companies with significantly more resources.

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

Successfully commercializing medical devices such as ours is a complex and uncertain process. We began marketing and selling the CellFX System in the United States, Canada, and certain limited European markets in late 2021 to dermatologists through a limited direct sales force. In January 2022, we established an operating company in the Netherlands to further enhance our operations in Europe. However, in 2022 and 2023 we eliminated all of our full-time sales and marketing positions and, as of December 31, 2023, we had no U.S. or international sales force. We have only just recently begun to hire employees to help market and sell our CellFX nsPDA Percutaneous Electrode System. As of March 2024, our U.S. sales and marketing team consisted of just two employees, a Vice President focusing on the surgical ablation market and a Global Senior Director focusing on the minimally invasive surgery market. We therefore have limited experience marketing and selling the CellFX System and our revenues and cash flows have been volatile and difficult to predict.

We intend to hire and train a very limited number of sales representatives and clinical specialists with backgrounds and experience in the relevant markets, especially those familiar with energy-based therapies and who have existing relationships with dermatologist. However, we expect that our sales force will require lead time in the field to grow their network of accounts and achieve the productivity levels we expect them to reach in any individual territory. Furthermore, the use of our product will often require or benefit from direct support from us.

Our commercialization efforts depend on the efforts of our management and sales team, our third-party manufacturers and suppliers, physicians and medical clinics, and general economic conditions, among other factors, including the following:

●	the effectiveness of our marketing and sales efforts in the United States and internationally;

●	our success in educating surgeons and other physicians and patients about the benefits, administration and use of our products;

●	the acceptance by physicians and patients of the safety and effectiveness of our products;

●	the availability, perceived advantages, relative cost, relative safety, and relative efficacy of alternative and competing therapies; and

●	our ability to achieve and maintain compliance with all regulatory requirements applicable to our products.

While few in number, we expect our direct sales representatives to develop long-lasting relationships with the surgeons they serve. Our future success will depend largely on our ability to continue to hire, train, retain and motivate skilled direct sales representatives with significant technical knowledge in various areas, such as cardiology, minimally invasive surgery, and ablation technologies. New hires require training and take time to achieve full productivity. If we fail to train new hires adequately, or if we experience high turnover in our sales force in the future, we cannot be certain that new hires will become as productive as may be necessary to maintain or increase our sales. Also, if our direct sales representatives or third-party distributors fail to adequately promote, market and sell our products or decide to leave or cease to do business with us, our sales could significantly decrease or grow at a rate too slow to become profitable. In addition, our future sales will largely depend on our ability to increase our marketing efforts and adequately address our customers’ needs. If we are unable to adequately address our customers’ needs, it could negatively impact sales and market acceptance of our products, and we may not generate sufficient revenue to become profitable. If we are unable to expand our sales and marketing capabilities domestically and internationally, we may not be able to effectively commercialize our products, which would adversely affect our business, results of operations, and financial condition.

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

From time to time, we have experienced rapid growth in our business. Recent and future growth imposes significant added responsibilities on management, including the need to identify, recruit, train, and integrate additional employees. Rapid expansion in personnel could mean that fewer experienced people carry out our research and development activities, manufacture, market, and sell CellFX Systems and NPS therapies and procedures, which could result in inefficiencies and unanticipated costs, reduced quality, and disruptions to our operations. In addition, rapid and significant growth may strain our administrative and operational infrastructure, and the failure to continue to upgrade our technical, administrative, operating, and financial control systems, or the occurrence of other unexpected expansion difficulties, could have a material adverse effect on our business, financial condition and results of operations, and our ability to timely execute our business plan. We may be unable to maintain the quality of, or delivery timelines of, our products or satisfy customer demand as it grows. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures. We may implement new enterprise software systems in a number of areas affecting a broad range of business processes and functional areas. The time and resources required to implement these new systems is uncertain and failure to complete this in a timely and efficient manner could harm our business. We cannot guarantee that any of the personnel, systems, procedures, and controls we put in place will be adequate to support the manufacture and distribution of our products. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed.

We must successfully educate and train surgeons and their staff on the proper use of the CellFX System; if our customers do not adopt our technology into their medical practices, or adopt our technology slower than expected, our business could suffer.

Although most surgeons may have adequate knowledge on how to use our novel CellFX System based on their clinical training and experience, we believe that the most effective way to introduce and build market demand for our products is by directly training surgeons and other physicians in the use of our products. Convincing them to dedicate the time and energy necessary for adequate training is challenging, and we cannot assure you that we will succeed in these efforts. If surgeons and other physicians are not properly trained, they may not use our products and, as a result, we may not maintain or grow our sales or achieve or sustain profitability. If surgeons and other physicians are not properly trained, they may also misuse or ineffectively use our products, which may result in unsatisfactory patient outcomes, patient injury, negative publicity, or lawsuits against us, any of which could have a significant adverse effect on our business, financial condition and results of operations.

Additionally, our strategy includes educating key opinion leaders in the industry. If these key opinion leaders determine that alternative technologies are more effective or that the benefits offered by our products are not sufficient to justify their higher cost, or if we encounter difficulty promoting adoption or establishing these systems as a standard of care, our ability to achieve market acceptance of the products we introduce could be significantly limited and our business could suffer.

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

We believe that the commercial viability of the CellFX System and any potential devices and products and related treatments, and therefore our commercial success as a company, may be affected by the availability of government reimbursement and medical insurance coverage and reimbursement for newly approved medical therapies, technologies, and devices. Insurance coverage and reimbursement are not assured. It typically takes a period of use in the marketplace before coverage and reimbursement are granted, if it is granted at all. In the United States and in many other jurisdictions, surgeons and other physicians and other healthcare providers generally rely on insurance coverage and reimbursement for their revenues, therefore this is an important factor in the overall commercialization plans of a proposed product and whether it will be accepted for use in the marketplace. Without insurance coverage and reimbursement for our planned products, we would expect to earn only diminished revenues, if any revenues are earned.

Medicare, Medicaid, health maintenance organizations, and other third-party payers are increasingly attempting to contain healthcare costs by limiting both the scope of coverage and the level of reimbursement of new medical technologies and products. As a result, they may not cover or provide adequate payment for the use of the CellFX System or planned products in development. In order to obtain satisfactory reimbursement arrangements, we may have to agree to reduce our fee or sales price below what we currently expect to charge customers, which could adversely affect our profit margins. Moreover, each plan may separately require us to provide scientific and clinical support for the use of our products and, as a result, the coverage determination process is often a time-consuming and costly process with no assurance that coverage and adequate reimbursement will be applied consistently or obtained at all. Even if Medicare and other third-party payers decide to cover procedures involving the CellFX System and our proposed devices and products, we cannot be certain that the reimbursement levels will be adequate. Accordingly, even if these products are approved for commercial sale, unless government and other third-party payers provide adequate coverage and reimbursement for our devices and products, some surgeons and other physicians may be discouraged from using them, and our sales would suffer.

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

Risks Related to Product Development and Product-Related Risks

Our CellFX System and any future product candidates may cause serious adverse side effects or have other properties that could delay or prevent their regulatory approval, limit their commercial desirability or result in significant negative consequences.

The risk of failure of clinical development is high. For example, the vast majority of our in vivo data has been a result of animal testing outside of cardiac animal models, and we have only completed a limited number of feasibility studies in humans, most of which have examined the use of our CellFX System in dermatologic conditions. Undesirable side effects caused by the CellFX System, NPS pulses, or any of our planned future products could cause us, any partners of ours, or regulatory authorities to interrupt, delay or halt clinical trials or to revoke previously granted regulatory approvals. Undesirable side effects could also result in more restrictive labeling requirements or the delay or denial of regulatory approval of planned future products by the FDA or other comparable foreign regulatory authority.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure or delay can occur at any time during the clinical trial process. For example, success in nonclinical studies and early feasibility clinical studies does not ensure that the expanded clinical trials needed to support regulatory submissions will be successful. Setbacks can be caused by, among other things, nonclinical findings made while clinical trials are underway, safety or efficacy observations made in clinical trials, including previously unreported adverse events, or post-approval observations. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval or clearance for our product candidates or to expand the existing approvals or clearances for our existing products. To date, we have had only preclinical experience using NPS technology in animal models of cardiac disease and very limited clinical experience treating AF with our CellFX nsPFA 360° Cardiac Catheter; our past successes in dermatology may not translate into similar results in cardiology. In particular, the safety and efficacy data we have generated using NPS technology and the CellFX System to treat benign lesions in the skin and the preliminary feasibility results we have seen in benign thyroid nodules might not be replicated in other areas of medicine, including the use of CellFX nsPFA technology and the CellFX System to treat atrial fibrillation or other cardiac disease.

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

Risks Related to Intellectual Property, Cybersecurity, Data Privacy, & Litigation

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

If our information technology systems or data, or those of third parties upon whom we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to, regulatory investigations and actions; litigation (including class claims); fines and penalties; a disruption of our business operations such as our clinical trials; reputational harm; loss of revenue and profits; and other adverse consequences.

We depend on our information technology systems for the efficient functioning of our business, including the manufacture, distribution and maintenance of our products, as well as for accounting, data storage, compliance, purchasing, inventory management, and other related functions. We do not have redundant information technology in all aspects of our systems at this time. Despite the implementation of security and back-up measures, our information technology systems as well as those of our third-party partners, consultants, contractors, suppliers, and service providers, may be vulnerable to attack, damage and interruption from physical or electronic break-ins, accidental or intentional exposure of our data by employees or others with authorized access to our networks, computer viruses, malware, ransomware, malicious code, phishing attacks and other social engineering schemes, denial or degradation of service attacks, attacks by sophisticated nation-state and nation-state-supported actors, supply chain attacks, natural disasters, terrorism, war, telecommunication and electrical failure, denial of service, and other cyberattacks or disruptive incidents that could result in unauthorized access to, use or disclosure of, corruption of, or loss of sensitive, and/or proprietary data, including health-related and other personal information.

In the ordinary course of our business, we (and third parties upon whom we rely) may collect, receive, store, use, transfer, make accessible, protect, secure, dispose of, transmit, disclose or otherwise process proprietary, confidential and sensitive information, including personal data, such as health-related data and participant study related data, intellectual property, and trade secrets (collectively, “sensitive data”). We may share or receive sensitive data with or from third parties whose information security measures may not be adequate. In particular, the COVID-19 pandemic has caused us to modify our information technology practices including that our employees may work remotely which increases the risk of data breaches. Additionally, the prevalent use of mobile devices that access our sensitive data increases the risk of data breaches.

While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our business operations, whether due to a loss, corruption or unauthorized disclosure of our trade secrets, personal information or other proprietary or sensitive information or other similar disruptions. The costs to us to attempt to protect against such breaches can be significant and could potentially require us to modify our business, including non-clinical and clinical trial activities. While we have implemented security measures designed to protect our information technology systems and to identify and remediate potential vulnerabilities, such measures may not be successful. We may not be able to detect vulnerabilities in our information technology systems because such threats and techniques used by threat actors change frequently are sophisticated in nature and may not be detected until after a security incident has occurred.

If we, or others upon whom we rely, experience or are perceived to have experienced a breach, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits and inspections), interruptions in our operations (including disruptions to our clinical trials), interruptions or restrictions on processing sensitive data (which could result in delays in obtaining, or our inability to obtain, regulatory approvals and significantly increase our costs to recover or reproduce the sensitive data), unauthorized, unlawful or accidental loss, corruption, access, modification, destruction, alteration, acquisition or disclosure of sensitive data, such as clinical trial data, reputational harm, litigation (including class-action claims), indemnification obligations, monetary fund diversions, financial loss and other harms. In particular, ransomware attacks are becoming increasingly prevalent and severe and can lead to significant disruptions to operations, loss of data and income, reputational harm and diversion of funds. Additionally, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. Such theft could also lead to loss of intellectual property rights through disclosure of our proprietary business information, and such loss may not be capable of remedying. In addition, such a breach may require notification of the breach to relevant stakeholders. Such disclosures are costly and the disclosure or the failure to comply with such requirements could lead to adverse consequences. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

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

●

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

●

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

●

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

●

HIPAA, as amended by HITECH, and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the rule, such as health plans, healthcare clearinghouses and healthcare providers as well as their business associates that perform certain services for or on their behalf involving the use or disclosure of individually identifiable health information;

●

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

●

the CCPA requires covered companies to, among other things provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. We cannot yet predict the impact of the CCPA or the recently approved CPRA on our business or operations, but it may require us to modify our data processing practices and policies and could cause us to incur substantial costs and expenses in an effort to comply;

●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and

●

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

The market price of our common stock has been highly volatile, and we expect it to continue to be highly volatile for the foreseeable future in response to many risk factors listed in this section, and others beyond our control, including:

●	results of clinical trials of our planned products or those of our competitors;

●	actions by regulatory bodies, such as the FDA, that affect our business or have the effect of delaying or rejecting approval or clearance of our planned products;

●	actual or anticipated fluctuations in our financial condition and operating results;

●	announcements by our customers, partners or suppliers relating directly or indirectly to our products, services or technologies;

●	announcements of technological innovations by us or our competitors;

●	changes in laws or regulations applicable to the CellFX System or to our planned end-effectors;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, or achievement of significant milestones;

●	additions or departures of key personnel;

●	competition from existing products or new products that may emerge;

●	fluctuations in the valuation of companies perceived by investors to be comparable to us;

●	disputes or other developments related to proprietary rights, including patents, litigation matters or our ability to obtain intellectual property protection for our technologies;

●	actual or alleged security breaches;

●	announcements or expectations of additional financing efforts;

●	sales of our common stock by us or our stockholders;

●	stock price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

●	reports, guidance and ratings issued by securities or industry analysts;

●	overall conditions in our industry and market, including the negative impact of armed conflicts, health epidemics and climate change on the global economy and markets; and

●	general economic and market conditions.

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

A majority percentage of our outstanding stock is held by Robert W. Duggan, Executive Chairman of our Board, who beneficially owns approximately 69% of our common stock outstanding as of the date of this Annual Report. As a result, Mr. Duggan has control over corporate actions requiring stockholder approval, including the following actions:

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

Robert W. Duggan is our Executive Chairman, and he beneficially owns approximately 69% of our common stock outstanding as of the date of this Annual Report. In addition, Mr. Duggan is not subject to any contractual restrictions on his ability to acquire additional shares of common stock, and any such purchases, including purchases of equity securities in connection with any rights offerings or any alternative equity or equity-linked offering that we may conduct, could result in his acquisition of a majority of our common stock. As a result of Mr. Duggan’s controlling ownership and position as Executive Chairman, others may be less inclined to pursue an acquisition of us and therefore we may not have the opportunity to be acquired in a transaction that stockholders might otherwise deem favorable, including transactions in which our stockholders might realize a substantial premium for their shares. In addition, public speculation regarding Mr. Duggan, as well as our relationship with Mr. Duggan, could cause our stock price to fluctuate.

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

We qualify as a “smaller reporting company,” as defined in the Exchange Act, and so long as we remain a smaller reporting company, we benefit from and may take advantage of scaled disclosure requirements.  We cannot know if investors find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our reporting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

To combat ever-present cyber risks, the Company maintains a comprehensive cybersecurity program, which includes employee training, annual risk assessments and a comprehensive cybersecurity environment meant to detect, prevent, and limit unauthorized or harmful actions across our information technology environment. However, we operate in the medical device sector, which is subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations, including intellectual property theft; fraud; extortion; harm to patients, customers, and employees; violation of privacy laws and other litigation and legal risk; and reputational risk.

We have implemented a risk-based approach to identify and assess the cybersecurity threats that could affect our business and information systems. We use recognized commercially reasonable measures, tools and methodologies to manage cybersecurity risk that are tested on a regular cadence. We also monitor and evaluate our cybersecurity posture on an ongoing basis through regular vulnerability scans, penetration tests and third-party reviews. Other key components of our cybersecurity program include, but are not limited to, asset management, encryption, data loss prevention technology, access controls, identity and access management (IAM), such as multi-factor authentication (MFA), vulnerability management, endpoint threat detection and response (EDR), logging and monitoring involving the use of security information and event management (SIEM), privileged access management (PAM), email and web gateway protection, multi-faceted backup and data recovery solutions, anti-malware, firewalls, IDS and IPS, auditing and monitoring, regular policy updates, security awareness training, anti-phishing campaigns, intrusion detection and prevention, vulnerability and patch management, and third-party risk management. We also subscribe to third-party threat intelligence tools and services that support monitoring, analyzing, and responding to emerging risks and threats. We require third-party service providers with access to personal, confidential, or proprietary information to implement and maintain comprehensive cybersecurity practices consistent with applicable legal standards, although currently we do not audit this. While we believe our cybersecurity practices are comparable to those of similarly situated companies, the Company does not currently audit its third-party service providers’ cybersecurity practices, except through annual SOC-1 reviews and its regulatory and quality control auditing of vendors engaged in clinical trials or the manufacture of products used in the assembly of our medical devices. We also rely on industry leading third party service providers to provide the systems required to effectively run our clinical trials and require that these third-party service providers implement and maintain standard cybersecurity practices. We have business continuity plans that we regularly review and update in line with our evolving applications architecture.  We believe our cybersecurity practices comply with applicable legal requirements, including those established by the FDA.

To date, we have not experienced any material security incidents or data breaches as a result of a compromise of our information systems and are not aware of any cybersecurity incidents that have had a material impact or are reasonably likely to materially affect our business strategy, operating results, or financial condition.

Cybersecurity Governance

One of the key functions of our board of directors is informed oversight of our compliance program, including the processes used to mitigate risks associated with cybersecurity threats. Our Board is responsible for monitoring and assessing strategic risk exposure generally, and our executive officers are responsible for the day-to-day management of the material risks we face. Our Board administers its enterprise-level oversight of risks associated with cybersecurity threats directly as a whole, as well as through delegation of responsibility to our Audit Committee, which serves and functions as the Board’s primary oversight body to monitor the Company’s cybersecurity and related information technology risk. The Audit Committee receives periodic reports from management personnel responsible for enterprise risk management, which also evaluates cybersecurity among other enterprise level risks on an annual basis.  It also assesses the experience of management personnel responsible for preventing, mitigating, detecting, and remediating any cyber incidents, including applicable third-party providers.  The Audit Committee also oversees the Company’s disclosure of any cybersecurity incident deemed material as required by the SEC or any other governmental authority, as applicable.

At the operational level, the Company has established an information security team, including a Privacy and Security Council (“PSC”), consisting of representatives from IT, Legal, HR, and Finance, to help provide governance and strategic direction for managing cyber risks, maintaining IT regulatory compliance, and optimizing technology initiatives for alignment with our company goals and objectives. Pursuant to various policies adopted by the Company since 2021, including the Company's Privacy Policy, the Company’s senior most IT employee, our Information Security Coordinator (our “ISC”), is a member of the PSC and has frontline responsibility for assessing, identifying and managing material risks from cybersecurity threats. The PSC convenes not less than annually, and meetings include updates on cybersecurity matters provided by the information security team.

Our ISC has expertise in the following areas which assist in assessing and managing applicable cybersecurity risk: 27 years of IT experience including endpoint detection, security, incident management and response, vulnerability management and response, event management and response, and network security segmentation. The ISC provides regular reports on ongoing risk and mitigation practices, including information about cyber risk management governance and status updates on various projects intended to enhance the overall cybersecurity posture of the Company, to our Chief Executive Officer, Chief Technology Officer, and General Counsel, who then report to the Audit Committee and the Board.

Our incident response plan designates our ISC as primarily responsible for identifying and evaluating any cybersecurity incident or suspected incident and reporting any such incidents to our General Counsel in order for management to evaluate materiality, and to report to our Audit Committee, our Board and make public disclosures, as applicable. Our General Counsel is responsible for routinely updating both the Board and the Audit Committee on the Company’s cybersecurity personnel, practices and processes and, pursuant to our data breach response policy, which is updated from time to time, he must report to the Board in the event of any detected material incident and regularly update the Board on any mitigation and remediation steps being taken in connection with the Company’s response. The Company has, from time to time, engaged external experts, including cybersecurity assessors, consultants, auditors, and legal counsel, in evaluating and testing our risk management systems and on a project-specific basis to assist us with projects that will improve our IT infrastructure, strengthen our products’ security posture, and improve our cyber readiness. This enables us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain current.

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

Holders of Record

As of March 20, 2024, there were approximately 11 stockholders of record of our common stock. We believe the actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in “street” name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The following graph matches our cumulative 5-year total shareholder return on common stock with the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2018, to December 31, 2023. Such returns are based on historical results and are not intended to suggest future performance.

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

Overview

Pulse Biosciences, Inc. is a novel bioelectric medicine company committed to health innovation using its patented Nano-pulse Stimulation (“NPS”) technology, a revolutionary energy modality that delivers nanosecond-duration pulses of electrical energy, each less than a millionth of a second long, to non-thermally clear targeted cells while sparing adjacent noncellular tissue. NPS technology, also referred to as Nanosecond Pulsed-Field Ablation (“nsPFA”) technology when used to ablate cellular tissue, can be used to treat a variety of medical conditions for which an optimal solution remains unfulfilled. The Company developed its proprietary CellFX System, a novel nsPFA delivery platform, and commercialized the initial application of its nsPFA technology to treat benign lesions of the skin. In parallel, the Company has designed a variety of applicators, or end-effectors, to explore the potential use of the CellFX platform to treat disorders in other medical specialties, such as cardiology, gastroenterology, gynecology, and ear, nose and throat. These applicators include devices for open surgical procedures, endoscopic or minimally invasive procedures, and endoluminal catheters, and each has been used in preclinical studies. Based on our preclinical experience and the potential to significantly improve outcomes for patients in a large and growing market, the Company decided in 2022 to focus its primary efforts on the use of nsPFA energy and the CellFX platform in the treatment of atrial fibrillation (“AF”).

Our Cardiac Program

AF is a type of heart arrythmia, or irregular heartbeat, caused by faulty electrical signals in the heart. AF is a highly prevalent condition and is growing significantly with an ageing population. It is estimated that 43 million people worldwide are affected by AF. Treatment requires the precise and safe ablation of heart tissue to block or otherwise prevent these faulty electrical signals from causing the irregular heartbeat, and we believe nsPFA technology is uniquely suited to perform an integral role for this application and that it will prove to be highly differentiated from standard thermal energy modalities in use today. The Company has developed a cardiac ablation clamp for use in cardiac surgery and a cardiac ablation catheter for use in electrophysiology. In December 2023, we initiated a clinical study in Prague, Czech Republic, to test our CellFX nsPFA 360° Cardiac Catheter in patients with AF and early acute data and remapping data from this study have been promising. More recently, we have taken steps to initiate a clinical study of our CellFX nsPFA Cardiac Clamp in the Netherlands and, in January 2024, we filed a premarket notification 510(k) with the U.S. Food and Drug Administration (the “FDA”) for clearance to commercialize our novel CellFX nsPFA Cardiac Clamp in the United States. In parallel, we have taken initial steps towards a CE mark approval in Europe for the cardiac clamp. The results of preclinical testing of both cardiac products have exceeded our expectations and much of the data have been published or presented at physician or industry conferences. While these devices serve different physicians, the application of the energy to safely and effectively ablate cardiac tissue and the treatment of AF are the same, and we believe there will be important synergies realized through their contemporaneous development. The Company’s cardiac ablation clamp and cardiac ablation catheter both use the CellFX System to generate our proprietary pulses of electrical energy.

CellFX nsPFA Cardiac Clamp

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

We believe our CellFX nsPFA technology can provide important advantages over today’s thermal modalities in creating these ablation lines. For example, surgeons using the CellFX System should be able to deliver faster ablations through thicker tissue than thermal modalities because of the nonthermal mechanism of action that nsPFA employs, which is not affected by heatsinks such as the blood in the heart. In preclinical studies, our CellFX nsPFA Cardiac Clamp has consistently achieved transmural ablations in 1.25 seconds, independent of tissue type or thickness. Moreover, thermal modalities are also known to have problems with char formation on electrode surfaces which can cause gaps in the ablation lines leading to treatment failure and require the char to be scraped off by the surgeon during the procedure. Again, this should not be an issue with CellFX nsPFA ablation given its nonthermal nature. Also, because nsPFA ablation does not impact acellular tissue, such as collagen or cartilage, our technology has the potential to offer significant safety advantages over thermal modalities by allowing surgeons to ablate near and into vessels and valves without concern of permanent damage. And finally, nsPFA ablation has been shown to spare nerves of any permanent damage, even when treated directly, which is another concern for thermal modalities. We believe these advantages will be important to cardiac surgeons, so we are working with leaders in the field to develop this technology quickly. In May 2023, we appointed Dr. Gan Dunnington as our Chief Medical Officer, Cardiac Surgery. Dr. Dunnington is a cardiothoracic surgeon and the Director of Cardiothoracic Surgery at St. Helena Hospital (Napa Valley). He specializes in minimally invasive complex cardiothoracic procedures for the treatment of AF. And, in October 2023, we appointed Dr. Niv Ad as our Chief Science Officer, Cardiac Surgery. Dr. Ad specializes in the surgical treatment of atrial fibrillation, minimally invasive heart surgery and other advanced heart surgery techniques and transcatheter therapies.

Over the last several years, we have been developing the cardiac ablation clamp from proof-of-concept to prototype, and we now have what we believe is our initial commercial design. The device was designed with the input of key physicians in cardiac surgery, and we believe it will offer a highly differentiated option relative to the standard of care thermal modalities. Since 2023, we have been meeting with the FDA to discuss the regulatory requirements for a potential 510(k) clearance or other approval to market our cardiac clamp in the United States. In 2023, with guidance from the FDA, we completed a preclinical study, known as a Good Laboratory Practices or “GLP” study and, in January 2024, we filed a premarket notification 510(k) with the FDA for our novel CellFX nsPFA Cardiac Clamp.

CellFX nsPFA 360° Cardiac Catheter

We believe our cardiac catheter ablation device will have many of the same advantages that the cardiac ablation clamp appears to have with respect to both performance and safety compared to standard thermal modalities. Our catheter is uniquely designed to provide a circumferential, or circular, ablation in a single treatment cycle. We believe this will enable faster treatment times compared to what is currently performed with thermal modalities, especially when ablating around the pulmonary veins, a common treatment approach for AF.

In recent years, Pulsed Field Ablation (“PFA”) has gained attention in electrophysiology for the treatment of AF because of its safety profile and potential to improve efficacy. PFA differs from CellFX nsPFA technology in that the pulse widths are longer, typically in the 10’s to 100’s of microseconds. We believe CellFX nsPFA can offer similar safety advantages as PFA and may provide improved efficacy advantages based on the circumferential design of our catheter and because it appears CellFX nsPFA technology can create deeper ablations. Another potential advantage of nsPFA ablation is a much shorter pulse duration which appears to stimulate less muscle contraction than does millisecond or microsecond PFA.

Similar to the cardiac ablation clamp, our proprietary catheter has been in development for several years and we have been working with leaders in the electrophysiology field to test the catheter in preclinical studies. After seeing encouraging preclinical results, in December 2023, we initiated a clinical study in Prague, Czech Republic, to test our CellFX nsPFA 360° Cardiac Catheter in patients with AF and early acute data and remapping data from this study have been promising. In the United States, we believe the catheter will need to go through the FDA’s Pre-Market Approval (“PMA”) process for FDA approval to market and sell our cardiac catheter in the United States.

CellFX nsPFA Percutaneous Electrode System

Since early 2023, we have made tremendous progress in our percutaneous electrode program. After years of pre-clinical development and testing, as a supplemental point of validation of the Company’s engineering capabilities, and to demonstrate our technology’s unique mechanism of action on internal organs, in June 2023 we initiated a first-in-human study using our novel and proprietary nsPFA-enabled surgical end-effector, our percutaneous electrode. This study is being conducted by Professor Stefano Spiezia at the Ospedale del Mare in Naples, Italy, to help us better understand and confirm the mechanism of action and tissue response of nsPFA energy in internal organs as we advance into human cardiac tissue. Initially, ten subjects were treated and evaluated in the study. All of the initial patients in the study tolerated the procedure well with no reported pain or serious side effects. Ultrasound imaging 90 days post procedure showed that the treated portions of the nodules had been completely resorbed with no sign of scarring or fibrosis, which can be a side effect of other ablation modalities. Based on these positive initial results, in November 2023, we amended the thyroid study protocol to expand enrollment to focus on optimizing treatment parameters.

In parallel, in November 2023, we filed a premarket notification 510(k) with the FDA for clearance to commercialize our novel CellFX nsPFA Percutaneous Electrode System in the United States. In March 2024, the Company received FDA 510(k) clearance for its CellFX nsPFA Percutaneous Electrode System for use in the ablation of soft tissue in percutaneous and intraoperative surgical procedures.

Having secured regulatory approval to market and sell the CellFX nsPFA Percutaneous Electrode System in the United States, we have initiated a limited market release, targeting a handful of select accounts.

The CellFX Console

The CellFX Console is a tunable, software-enabled, console-based platform, designed to accommodate the clinical workflow preferred by physicians. The CellFX System is configured to accept a variety of end-effectors or electrodes across a range of clinical applications. In February 2021, the Company received 510(k) clearance from the FDA for the CellFX System for dermatologic procedures requiring ablation and resurfacing of the skin. In January 2021, the Company received Conformité Européene (“CE”) marking approval for the CellFX System, which allows for marketing of the system in the European Union (“EU”). Shortly after these regulatory clearances the Company began commercializing the CellFX System in dermatology for the treatment of benign skin lesions. However, in September 2022, the Company announced a shift in its focus from dermatology to cardiology and the treatment of AF. The Company has ceased all commercial sales and marketing operations in dermatology. At the present time, we continue to support our remaining commercial users and remain open to a potential commercial partnership. The CellFX System is being used for our current efforts in the treatment of AF and as part of the CellFX nsPFA Percutaneous Electrode System.

We continue to believe nsPFA ablation, as well as NPS technology more broadly, has the potential to provide superior outcomes across a variety of medical disciplines and we may seek partnership opportunities to develop additional applications.

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

Results of Operations

Comparison of the Years ended December 31, 2023 and 2022

Our consolidated statements of operations as discussed herein are presented below:

	Year Ended
	December 31,
(in thousands)	2023	2022	$ Change
Revenues:
Product revenues	$—	$700	$(700)
Total revenues	—	700	(700)
Cost and expenses:
Cost of revenues	—	11,944	(11,944)
Research and development	27,797	20,839	6,958
Sales and marketing	—	12,019	(12,019)
General and administrative	15,777	13,955	1,822
Total cost and expenses	43,574	58,757	(15,183)
Loss from operations	(43,574)	(58,057)	14,483
Other income (expense):
Interest income (expense), net	1,364	(448)	1,812
Total other income (expense)	1,364	(448)	1,812
Loss from operations, before income taxes	(42,210)	(58,505)	16,295
Income tax benefit	—	—	—
Net loss	$(42,210)	$(58,505)	$16,295

Revenues

Revenues decreased by $0.7 million to zero for the year ended December 31, 2023, compared to the same period in 2022. The decrease in revenues was driven by the September 2022 announcement to shift our strategic direction and advance our core NPS technology outside of dermatology, discontinuing further sales in the dermatology market.

Cost of Revenues

Cost of revenues decreased by $11.9 million to zero for the year ended December 31, 2023, compared to the same period in 2022, driven by a $8.5 million charge for the write-off of excessive and obsolete inventory in September 2022 due to the decision to shift our strategic direction and advance our core NPS technology outside of dermatology. The Company has discontinued further sales in the dermatology market, which is currently the only market that the Company has regulatory clearance to market and sell into. As we are no longer selling the CellFX System, we are no longer incurring costs of revenues. Going forward, we will evaluate the classification of expenses as research and development or general and administrative in accordance with ASC Topic 730, Research and Development.

Research and Development

Research and development expenses consist of compensation and other employee related expenses for research and development personnel, clinical trials and consulting costs related to the design, development and enhancement of our potential future products, prototype material and devices. Research and development expenses increased by $7.0 million to $27.8 million for the year ended December 31, 2023, compared to $20.8 million during the same period in 2022, primarily due to increases of $4.0 million in paid services, $1.9 million in stock-based compensation, $0.7 million in compensation and other employee related expenses and $0.6 million in supplies, partially offset by a decrease of $0.2 million in facilities and IT cost allocations driven by our shift in focus.

Sales and Marketing

Sales and marketing expenses consisted of compensation and other employee related expenses for sales and marketing personnel, expenses associated with advertising and training, and marketing studies including our Controlled Launch program. The Company has discontinued further sales in the dermatology market and is performing research and development activities to advance its core NPS technology outside of dermatology. Because we have no current sales activities and we cannot market any products outside of dermatology, we will therefore classify costs previously booked as sales and marketing within general and administrative expenses. Sales and marketing expenses decreased by $12.0 million to zero for the year ended December 31, 2023, compared to $12.0 million during the same period in 2022, primarily due to decreases of $8.0 million in compensation and other employee related expenses, $2.2 million in paid services and promotional activities, $0.7 million in stock-based compensation, $0.9 million in facilities and IT cost allocations driven by our shift in focus, and $0.1 million in supplies. As noted under the Cost of Revenues section, going forward, we will evaluate the classification of expenses as research and development or general and administrative in accordance with ASC Topic 730, Research and Development.

General and Administrative

General and administrative expenses consist of compensation and other related employee expenses for executives, finance, legal, human resources, information technology, and administrative personnel, professional fees, patent fees and costs, insurance costs and other general corporate expenses. General and administrative expenses increased by $1.8 million to $15.8 million for the year ended December 31, 2023, compared to $14.0 million during the same period in 2022, primarily due to increases of $1.3 million in facilities and IT cost allocations driven by our shift in focus, $1.0 million in stock-based compensation, and $0.9 million in compensation and other employee related expenses. These were partially offset by decreases of $1.3 million in paid services and $0.1 million in supplies.

Other Income (Expense), net

Interest income increased by $1.8 million to $2.5 million for the year ended December 31, 2023, compared to $0.7 million during the same period in 2022, driven by increased returns on higher cash balances. Other expense decreased by $0.2 million to zero for the year ended December 31, 2023, compared to $0.2 million during the same period in 2022, driven primarily by losses on disposal of assets in 2022. This is offset by an increase in interest expense of $0.2 million to $1.1 million for the year ended December 31, 2023, compared to $0.9 million during the same period in 2022, driven by interest on the 2022 Loan Agreement.

Liquidity and Capital Resources

On June 9, 2022, we completed the 2022 Rights Offering resulting in the sale of 7,317,072 Units, at a price of $2.05 per Unit, with each Unit consisting of one share of the Company’s common stock, par value $0.001 per share, and one warrant to purchase one share of common stock at $2.05 per share. 7,317,072 shares of common stock and warrants to acquire up to an additional 7,317,072 shares of common stock were issued in the 2022 Rights Offering. The Company received aggregate gross proceeds from the 2022 Rights Offering of $15 million. In May 2023, the Company delivered an irrevocable notice of redemption to warrant holders and, on June 16, 2023, it redeemed the last of the outstanding 2022 Rights Offering Warrants at a price of $0.01 per warrant share.  Prior to the redemption date, warrants to purchase 7,250,897 shares were exercised, generating approximately $14.9 million of total gross proceeds to the Company. As of December 31, 2023, there were no 2022 Rights Offering Warrants outstanding. Robert W. Duggan, the Company’s majority stockholder and Executive Chairman, purchased approximately 56% of the shares offered through the 2022 Rights Offering.

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

Our consolidated statements of cash flows as discussed herein are presented below:

	Year Ended December 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(33,041)	$(47,013)
Net cash used in investing activities	$(121)	$(401)
Net cash provided by financing activities	$16,388	$79,939
Net (decrease) increase in cash and cash equivalents	$(16,774)	$32,525

To date, we have generated limited revenue and used cash in our operating activities. As a result, we have incurred significant operating losses in each year since our inception and we may continue to incur additional losses for the next several years. As of December 31, 2023, we had cash and cash equivalents of $44.4 million. We believe that our existing cash and cash equivalents will be sufficient to fund our projected operating requirements for at least the next twelve months from the filing date of this Annual Report on Form 10-K. However, we plan to raise additional capital in the future. We can give no assurance, at this time, that additional financing or a collaboration will be available when needed on terms acceptable to us, however.

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

Operating Activities

During 2023, we used cash of $33.0 million in operating activities. The difference between cash used in operating activities and net loss consisted primarily of stock-based compensation, depreciation and amortization, accrued interest, and right-of-use assets, partially offset by increases in and accounts payable and accrued expenses.

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

During 2023, cash used in investing activities was $0.1 million, which was for the purchase of property and equipment.

During 2022, cash used in investing activities was $0.4 million, which was for the purchase of property and equipment.

Financing Activities

During 2023, cash provided from financing activities was $16.3 million, primarily due to $14.8 million of proceeds from the exercise of common stock warrants, $1.2 million of proceeds from the exercise of stock options, and $0.4 million from the sale of stock under our employee stock purchase plan.

During 2022, cash provided from financing activities was $79.9 million, primarily due to $65.0 million of proceeds from our 2022 Loan Agreement, $14.9 million of proceeds from the sale of common stock in our rights offering and $0.5 million from the sale of stock under our employee stock purchase plan, partially offset by payments made on the Insurance Loan Agreement.

Contractual Obligations

Frank Reidy Research Center Agreement

As provided for in the license agreement with Old Dominion University Research Foundation (“ODURF”) and Eastern Virginia Medical School (“EVMS”), effective on November 6, 2014, we sponsored certain approved research activities at ODURF’s Frank Reidy Research Center under a sponsored research agreement (“SRA”). In March 2021, we agreed to sponsor a task order for research in the amount of $0.3 million and in May 2021 we sponsored an additional task order for $0.3 million each to be performed during their respective subsequent 12-month periods. These sponsored researches are funded through monthly payments made upon ODURF certifying, to our reasonable satisfaction, that ODURF has met its obligations pursuant to the specified task order and statement of work. The principal investigator may transfer funds within the budget as needed with our approval so long as the obligations of ODURF under the task order and statement of work remain unchanged and unimpaired. During the years ended December 31, 2023 and 2022, we incurred costs relating to the SRA equal to zero and $0.2 million, respectively. As of December 31, 2023, there are no unbilled SRAs left under the task orders.

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

The following table summarizes our contractual obligations as of December 31, 2023 (in thousands):

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating leases	$12,124	$1,910	$4,023	$4,308	$1,883

Off-Balance Sheet Arrangements

At December 31, 2023, we did not have any transactions, obligations or relationships that constitute off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. No liability associated with such indemnification agreements has been recorded as of December 31, 2023.

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

Interest Rate and Market Risk

Our exposure to interest rate and market risk is confined to our cash, cash equivalents and investments, all of which have maturities of less than one year. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of our cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we may maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio are not leveraged, are classified as available-for-sale, and are, due to their relatively short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a hypothetical 10% change in market interest rates would have a material negative impact on the value of our investment portfolio. At December 31, 2023, we did not have any investments.

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

Item 8. Financial Statements and Supplementary Data

PULSE BIOSCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Pulse Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pulse Biosciences, Inc. and its wholly owned subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Stock-Based Compensation – Valuation of Market-based Options - Refer to Notes 2 and 6 to the financial statements

Critical Audit Matter Description

During 2023, the Company issued certain stock options with market-based vesting conditions. These vesting conditions relate to the achievement of certain market capitalization targets of the Company. Using a Monte Carlo simulation, the Company estimates the fair value of the market-based options on the grant date, with the associated stock-based compensation expense recognized over the requisite service period. The requisite service period is the service period derived from the Monte Carlo simulation model. The determination of the fair value of market-based options is estimated using the expected volatility, the risk-free interest rate, cost of equity, and the expected term.

Given the level of judgment involved by management, including the use of a specialist, to determine the grant date fair value of the market-based options, audit procedures required a high degree of subjective auditor judgment necessary in evaluating the complex valuation methodology used and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to market-based options included the following, among others:

●	We inspected stock option agreements and Board of Directors minutes to evaluate key terms and conditions of the market-based options granted.

●

We tested the accuracy and completeness of the market-based options granted during the year by agreeing the underlying inputs, such as grant date, exercise price, and vesting conditions, among others, back to source documents, such as Board of Directors minutes and stock option agreements.

●	With the assistance of our fair value specialists, we evaluated management’s valuation of the market-based options by:

○

Evaluating the Monte Carlo simulation methodology and the reasonableness of the valuation assumptions, including the expected volatility, the risk-free interest rate, cost of equity, and the expected term.

○	Independently calculating a fair value estimate for the market-based options.

/s/ Deloitte & Touche LLP

San Francisco, California

March 28, 2024

We have served as the Company's auditor since 2018.

PULSE BIOSCIENCES, INC.

Consolidated Balance Sheets

(in thousands, except par value)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$44,365	$61,139
Prepaid expenses and other current assets	963	1,008
Total current assets	45,328	62,147

Property and equipment, net	1,528	1,961
Intangible assets, net	1,886	2,551
Goodwill	2,791	2,791
Right-of-use assets	7,256	8,062
Other assets	365	365
Total assets	$59,154	$77,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,836	$1,573
Accrued expenses	3,814	2,595
Lease liability, current	1,058	896
Related party note payable, current	—	917
Total current liabilities	6,708	5,981

Lease liability, less current portion	8,086	9,144
Related party note payable, less current	—	65,000
Total liabilities	14,794	80,125

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized – 50,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized – 500,000 shares; issued and outstanding – 55,144 shares and 37,235 shares at December 31, 2023 and 2022, respectively	55	37
Additional paid-in capital	381,220	292,420
Accumulated other comprehensive income (loss)	—	—
Accumulated deficit	(336,915)	(294,705)
Total stockholders’ equity (deficit)	44,360	(2,248)
Total liabilities and stockholders’ equity	$59,154	$77,877

See accompanying notes to the consolidated financial statements.

PULSE BIOSCIENCES, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

	Year Ended December 31,
	2023	2022
Revenues:
Product revenues	$—	$700
Total revenues	—	700
Cost and expenses:
Cost of revenues	—	11,944
Research and development	27,797	20,839
Sales and marketing	—	12,019
General and administrative	15,777	13,955
Total cost and expenses	43,574	58,757
Loss from operations	(43,574)	(58,057)
Other income (expense):
Interest income (expense), net	1,364	(448)
Total other income (expense)	1,364	(448)
Loss from operations, before income taxes	(42,210)	(58,505)
Income tax benefit	—	—
Net loss	(42,210)	(58,505)
Comprehensive loss	$(42,210)	$(58,505)
Net loss per share:
Basic and diluted net loss per share	$(0.88)	$(1.72)
Weighted average shares used to compute net loss per common share — basic and diluted	48,038	33,935

See accompanying notes to the consolidated financial statements.

PULSE BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except per share amount)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance, December 31, 2021	29,716	29	271,861	—	(236,200)	35,690
Issuance of shares in Rights Offering, net of issuance costs of $136	7,317	7	14,857	—	—	14,864
Issuance of shares under employee stock purchase plan	188	1	485	—	—	486
Issuance of shares upon exercise of warrants	14	—	26	—	—	26
Stock-based compensation expense	—	—	5,191	—	—	5,191
Net loss	—	—	—	—	(58,505)	(58,505)
Balance, December 31, 2022	37,235	$37	$292,420	$—	$(294,705)	$(2,248)
Issuance of common stock as part of debt extinguishment, net of issuance costs of $6	10,023	10	65,233	—	—	65,243
Issuance of shares upon exercise of warrants, net of issuance costs of $9	7,238	7	14,821	—	—	14,828
Issuance of shares under employee stock purchase plan	347	1	394	—	—	395
Issuance of common stock upon exercise of stock options	301	—	1,171	—	—	1,171
Stock-based compensation expense	—	—	7,181	—	—	7,181
Net loss	—	—	—	—	(42,210)	(42,210)
Balance, December 31, 2023	55,144	$55	$381,220	$—	$(336,915)	$44,360

See accompanying notes to the consolidated financial statements.

PULSE BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(42,210)	$(58,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	542	690
Amortization of intangible assets	665	665
Stock-based compensation	7,181	5,191
Write-off of excessive and obsolete inventory	—	8,477
Loss on disposal of fixed assets	13	185
Changes in operating assets and liabilities:
Accounts receivable	—	61
Inventory	—	(2,653)
Prepaid expenses and other current assets	(65)	1,164
Other receivables	109	(41)
Right-of-use assets	806	723
Accounts payable	263	(1,304)
Accrued expenses	1,219	(1,794)
Deferred revenue	—	(16)
Lease liabilities	(896)	(774)
Accrued interest on related party note payable	(668)	917
Accrued interest on note payable	—	1
Net cash used in operating activities	(33,041)	(47,013)
Cash flows from investing activities:
Purchases of property and equipment	(121)	(401)
Net cash used in investing activities	(121)	(401)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	395	486
Proceeds from exercises of warrants	14,828	26
Proceeds from exercises of stock options	1,171	—
Proceeds from issuance of common stock	—	14,864
Proceeds from issuance of related party note	—	65,000
Issuance cost in relation to related party note extinguishment	(6)	—
Payments made on insurance loan agreement	—	(437)
Net cash provided by financing activities	16,388	79,939
Net (decrease) increase in cash and cash equivalents	(16,774)	32,525
Cash and cash equivalents at beginning of period	61,139	28,614
Cash and cash equivalents at end of period	$44,365	$61,139

Supplemental disclosure of noncash investing and financing activities:
Principal and accrued interest of related party note settled via issuance of common stock	$(65,249)	$—
Equipment purchases included in accounts payable and accrued expenses	$—	$(27)

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates that affect the amounts reported in the financial statements and accompanying notes to the financial statements. Estimates include, but are not limited to, the valuation and recognition of stock-based compensation, inventory valuation, warranty obligations, income taxes, and the useful lives assigned to long-lived assets. The Company evaluates its estimates and assumptions based on historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from these estimates.

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

Revenue from Contracts with Customers

The Company recognized revenue at a point in time when it satisfied performance obligations by transferring control of promised goods to its customers. The amount of revenue recognized was equal to the consideration which the Company was entitled to in exchange for the promised goods, excluding any amounts assessed by government authorities for taxes which might have been collected from a customer. Sales contracts often involved the sale and delivery of multiple products, each of which typically represented a separate performance obligation in the contract. While the Company has sold these products on a stand-alone basis at their respective stand-alone selling prices (“SSP”), initial customer contracts primarily involved the bundling of products which were delivered concurrently to the customer. In such instances, the full consideration of the contract was recognized upon shipment of the products. The Company generally required receipt of full payment prior to shipment, however, from time to time, payment terms were extended to customers upon which the Company performed a necessary credit evaluation to ensure future collectability of the outstanding balance. The accounts receivable balance at December 31, 2023 is zero and the Company has therefore not recorded an allowance against the accounts receivable balance. Refer to Note 9 for further details.

Product Warranty

The Company provides a standard warranty on eligible products which provides the customer assurances that the products comply with the agreed-upon specifications. The standard warranty does not provide any services in addition to those assurances. The Company accrued a warranty reserve for products sold based upon the best estimate of the nature, frequency, and costs of future claims. These estimates are inherently uncertain given the short history of sales, and changes to the historical or projected warranty experience  may cause material changes to the warranty reserve in the future. During the year ended December 31, 2023, the Company reduced the accrued warranty liability to zero. Based upon the Company's shift in focus, there are a limited number of consoles currently covered under the standard warranty. All inventory has been fully written off, therefore the only incremental costs to fulfill a warranty claim would be shipping costs, which will be immaterial in nature.

Warranty accrual activity consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022
Beginning balance	$50	$80
Add: Accruals for warranties issued during the period	—	42
Less: Adjustment for inventory at cost and excessive and obsolete inventory	(50)	(72)
Ending balance	$—	$50

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

Patent Costs

The Company is the owner of numerous domestic and foreign patents. Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and any related patent applications, patent costs not related to acquired patents, including patent-related legal fees, filing fees and other costs, including internally generated costs, are expensed as incurred. During both of the years ended December 31, 2023 and 2022, patent costs totaled $0.5 million, respectively. Patent costs are included in general and administrative costs in the consolidated statements of operations and comprehensive loss.

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

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by U.S. GAAP. The tax effects of a position are recognized only if it is more-likely-than-not to be sustained by the taxing authority as of the reporting date. If the tax position is not considered more-likely-than-not to be sustained, then no benefits of the position are recognized. At December 31, 2023 and 2022, the Company had not recorded any liability for uncertain tax positions. The Company includes interest and penalties related to uncertain tax positions as a component of income tax expense.

Comprehensive Loss

The Company displays comprehensive loss, and if applicable its components, as part of the consolidated statements of operations and comprehensive loss. There were no adjustments to comprehensive loss during both of the years ended December 31, 2023 and 2022.

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

The following outstanding stock options, warrants, and RSUs to purchase common stock were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2023	2022
Common stock warrants	—	7,303,832
Common stock options	9,466,036	5,250,696
Total	9,466,036	12,554,528

Segment and Geographical Information

The Company operates in one segment and reports segment information in accordance with ASC 280, Segment Reporting. Management uses one measurement of profitability and does not segregate its business for internal reporting, however in making certain operating decisions and assessing performance, management will additionally review the disaggregated revenue results by product and geography. The Company’s Chief Executive Officer acts as the chief operating decision makers (“CODM”) of the Company. As of  December 31, 2023 and 2022, 100% of long-lived assets were in the United States. Revenue is attributed to a geographic region based on the location of the end customer.

See Note 10 for details of revenue by product and geography.

Recent Accounting Pronouncements Not Yet Adopted

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This guidance affects a wide variety of topics in the Codification. The effective date for each amendment will be the date on which the removal of the respective related disclosures from Regulation S-X or Regulation S-K becomes effective. Early adoption is prohibited and the amendments in this ASU should be applied prospectively. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the CODM, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures, and does not expect the standard will have a material impact on the Company’s consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires greater disaggregation of information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. This ASU applies to all entities subject to income taxes and is intended to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and assess income tax information that affects cash flow forecasts and capital allocation decisions. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. This ASU should be applied on a prospective basis although retrospective application is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures.

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

Level 2 – Inputs, other than quoted prices included within Level 1, which are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. The Company did not classify any of its investments within Level 2 of the fair value hierarchy.

Level 3 – Unobservable inputs in which there is little or no market data for the asset or liability which requires the reporting entity to develop its own assumptions. The Company did not classify any of its investments within Level 3 of the fair value hierarchy.

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis (in thousands):

		December 31, 2023
Assets	Classification	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$41,184	$—	$—	$41,184
Total assets measured at fair value		$41,184	$—	$—	$41,184

		December 31, 2022
Assets	Classification	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$57,973	$—	$—	$57,973
Total assets measured at fair value		$57,973	$—	$—	$57,973

During the years ended December 31, 2023 and 2022, the Company did not record impairment charges related to its cash equivalents. During the years ended December 31, 2023 and 2022, the Company did not have any transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy. Additionally, the Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2023 or 2022.

4. Balance Sheet Components

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2023	2022
Leasehold improvements	$2,519	$2,519
Laboratory equipment	1,247	1,118
Furniture, fixtures and equipment	966	966
Software	272	289
Construction in progress	—	22
	5,004	4,914
Less: Accumulated depreciation and amortization	(3,476)	(2,953)
	$1,528	$1,961

Depreciation expense for the years ended  December 31, 2023 and 2022, was $0.5 million and $0.7 million, respectively.

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

Intangible assets, net consisted of the following (in thousands):

	December 31,
	2023	2022
Acquired patents and licenses	$7,985	$7,985
Less: Accumulated amortization	(6,099)	(5,434)
	$1,886	$2,551

A schedule of the amortization of intangible assets is as follows (in thousands):

Years ending December 31:
2024	$665
2025	665
2026	556
$1,886

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2023	2022
Compensation expense	$3,199	$1,377
Director and officer liability insurance (Note 12)	—	571
Clinical trial fees and costs	84	64
Professional fees	343	318
Warranty	—	50
Other	188	215
	$3,814	$2,595

5. Goodwill

In 2014, the Company acquired three companies (the acquisitions) for aggregate consideration of $5.5 million. In accordance with ASC Topic 805, Business Combinations, the Company recorded goodwill of $2.8 million in connection with the acquisitions, which represents the excess of consideration paid over the fair value of net tangible and intangible assets acquired.

The Company reviews goodwill for impairment annually or whenever changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Based on the Company’s annual review as of December 31, 2023, the Company determined that its goodwill was not impaired.

6. Stockholders’ Equity and Stock-Based Compensation

Preferred Stock

The Company has authorized a total of 50,000,000 shares of preferred stock, par value $0.001 per share, none of which were outstanding at December 31, 2023 and 2022. The Company’s Board of Directors (the “Board”) has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, without any further vote or action by the Company’s stockholders.

Common Stock

The Company has authorized a total of 500,000,000 shares of common stock, par value $0.001 per share.

Private Placement Securities Purchase Agreement

On  April 30, 2023, the Company entered into a Securities Purchase Agreement with Robert W. Duggan, the Company’s majority stockholder and Executive Chairman, pursuant to which the Company agreed to issue and sell to Mr. Duggan 10,022,937 shares of the Company’s common stock, par value $0.001 per share, in a Private Placement, at a price per share of $6.51. The parties completed the Private Placement on  May 9, 2023, after satisfying all pre-closing conditions, and the Company issued the full number of shares to Mr. Duggan. The shares were paid for through the cancellation of the principal sum of $65.0 million borrowed by the Company pursuant to the 2022 Loan Agreement (See Note 13), together with all accrued and unpaid interest outstanding owed at the time of closing.

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

Common Stock Warrants

In connection with the 2022 Rights Offering, the Company issued 2022 Rights Offering Warrants to purchase a total of 7,317,072 shares of its common stock at an exercise price of $2.05. The 2022 Rights Offering Warrants were subject to redemption by the Company for $0.01 per underlying share of common stock, on not less than 30 days written notice, if the volume weighted average price of the Company’s common stock equals or exceeds 200% of the exercise price for the warrants, subject to adjustment, per share, for 20 consecutive trading days, provided that the Company may not redeem the warrants prior to the date that is three months after the issuance date. On May 10, 2023, the Company issued a press release announcing that on May 9, 2023 the terms for warrant redemption had been met. Pursuant to the redemption, the Company redeemed 66,175 warrants on the redemption date, June 16, 2023. Prior to the redemption date, warrants to purchase 7,250,897 shares were exercised, generating approximately $14.9 million of total gross proceeds to the Company. As of December 31, 2023, there were no 2022 Rights Offering Warrants outstanding.

A summary of total warrants activity for the year ended December 31, 2023 is presented below:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Life (in Years)
Warrants outstanding at December 31, 2022	7,303,832	$2.05	4.43
Issued	—	—
Exercised	(7,237,657)	2.05
Expired/Redeemed	(66,175)	2.05
Warrants outstanding at December 31, 2023	—	$—	—

Equity Plans

2017 Equity Incentive Plan and 2017 Inducement Equity Incentive Plan

The Board of Directors of the Company (the "Board") previously adopted, and the Company’s stockholders approved, the Company’s 2017 Equity Incentive Plan (the “2017 Plan”).

The 2017 Plan has a 10-year term, and provides for the grant of stock options, stock appreciation rights, restricted stock, RSUs, performance units, and performance shares to employees, directors and consultants of the Company and any parent or subsidiary of the Company, as the Compensation Committee of the Board may determine. Subject to an annual evergreen increase and adjustment in the case of certain capitalization events, the Company initially reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to awards under the 2017 Plan. In addition, shares remaining available under the Company’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”), and shares reserved but not issued pursuant to outstanding equity awards that expire or terminate without being exercised or that are forfeited or repurchased by the Company will be added to the shares of common stock available for issuance under the 2017 Plan. The 2017 Plan is administered by the Board’s Compensation Committee. Effective January 1, 2023 and 2022, the number of shares of common stock available under the 2017 Plan increased by 1,200,000 and 1,188,657 shares, respectively, pursuant to the evergreen provision of the 2017 Plan. Under the evergreen provision of the 2017 Plan, the share increase is determined based on the least of (i) 1,200,000 shares, (ii) 4% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. Additionally, in December 2023, the number of shares of common stock available under the 2017 Plan increased by 1,375,000 shares as a result of a stockholder vote held at a special meeting of stockholders. As of December 31, 2023, 231,763 shares of common stock remained available for issuance under the 2017 Plan.

During November 2017, the Board of the Company adopted the 2017 Inducement Equity Incentive Plan (the “Inducement Plan”) and reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan was adopted without stockholder approval.

The Inducement Plan has a 10-year term and provides for the grant of equity-based awards, including non-statutory stock options, RSUs, restricted stock, stock appreciation rights, performance shares and performance units, and its terms are substantially similar to the 2017 Plan, including with respect to treatment of equity awards in the event of a “merger” or “change in control” as defined under the Inducement Plan. Options issued under the Inducement Plan may have a term up to ten years and have variable vesting provisions. New hire grants generally vest 25% per year starting upon the first anniversary of the grant. Equity-based awards issued under the Inducement Plan are only issuable to individuals not previously engaged as employees or non-employee directors of the Company prior to the Inducement Plan’s adoption date. In May 2021, the Board approved an amendment to the Inducement Plan to reserve an additional 1,000,000 shares of the Company’s common stock for issuance pursuant to the Inducement Plan. And, in March 2024, the Board approved a second amendment to the Inducement Plan to reserve an additional 2,000,000 shares of the Company’s common stock for issuance pursuant to the Inducement Plan. As of December 31, 2023, 1,249,126 shares of common stock were available for issuance under the Inducement Plan.

A summary of stock option activity under the 2015 Plan, 2017 Plan and Inducement Plan for the year ended December 31, 2023 is presented below:

	Stock Options Outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)
Balances — December 31, 2022	5,250,696	$12.67	6.24
Options granted	5,338,386	5.26
Options exercised	(301,254)	3.89
Options canceled	(316,494)	5.42
Options expired	(505,298)	12.71
Balances — December 31, 2023	9,466,036	$9.01	7.78
Exercisable — December 31, 2023	3,833,663	$13.67	5.56

Time-based Options

The Company awards time-based options which vest and become exercisable, subject to the individual’s continued employment or service through the applicable vesting date. Time-based options can have various vesting schedules, most commonly new hire grants which generally vest 25% per year starting upon the first anniversary of the grant.

A summary of the time-based stock option activity under the 2015 Plan, 2017 Plan and Inducement Plan for the year ended December 31, 2023 is presented below:

	Stock Options Outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)
Balances — December 31, 2022	4,730,394	$12.95	6.16
Options granted	2,390,386	4.7
Options exercised	(301,254)	3.89
Options canceled	(262,994)	6.06
Options expired	(414,626)	13.01
Balances — December 31, 2023	6,141,906	$10.48	7.07
Exercisable — December 31, 2023	3,390,035	$14.47	5.28

The intrinsic value of time-based options exercised during the years ended  December 31, 2023 and 2022 was $0.9 million and zero, respectively.

The fair value of the time-based options granted to employees and directors during the years ended  December 31, 2023 and 2022 was $9.0 million and $2.3 million, respectively.

Performance Options

Certain stock options awarded to the Company’s executives and other employees contain performance conditions related to certain financial measures and achievements of strategic and operational milestones. The options will vest and become exercisable once the specific performance condition is fulfilled.

A summary of the performance option activity under the 2017 Plan and Inducement Plan for the year ended December 31, 2023 is presented below:

	Stock Options Outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)
Balances — December 31, 2022	520,302	$10.08	7.02
Options granted	848,000	3.13
Options exercised	—	—
Options canceled	(53,500)	2.31
Options expired	(90,672)	11.35
Balances — December 31, 2023	1,224,130	$5.51	8.53
Exercisable — December 31, 2023	443,628	$7.57	7.75

The fair value of the performance options granted to employees during the years ended December 31, 2023 and 2022 was $2.0 million and $0.8 million, respectively.

Market-based Options

Certain stock options awarded by the Company contain market conditions related to achievement of certain market capitalization targets. The options will vest and become exercisable once the specific market capitalization target is fulfilled.

A summary of the market-based option activity under the 2017 Plan for the year ended  December 31, 2023 is presented below:

Stock Options Outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)
Balances — December 31, 2022	—	$—	—
Options granted	2,100,000	6.78
Options exercised	—	—
Options canceled	—	—
Options expired	—	—
Balances — December 31, 2023	2,100,000	$6.78	9.44
Exercisable — December 31, 2023	—	—	—

The fair value of the market-based options granted to employees during the year ended  December 31, 2023 was $10.5 million. There were no market-based options granted during the year ended December 31, 2022.

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

Year Ended December 31,
	2023	2022
Expected term in years	5.0 - 8.0	5.3 - 6.8
Expected volatility	89 - 95%	83 - 88%
Risk-free interest rate	3.7 - 4.4%	1.9 - 3.2%
Dividend yield	—	—

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

	Year Ended December 31,
	2023	2022
Expected term in years	4.0 - 6.3	—
Expected volatility	90%	—
Risk-free interest rate	3.4% - 3.8%	—
Dividend yield	—	—

2017 Employee Stock Purchase Plan

The Board previously adopted and the stockholders approved the Company’s 2017 Employee Stock Purchase Plan (the “2017 ESPP”).

The 2017 ESPP is a broad-based plan that provides employees of the Company and its designated affiliates with the opportunity to become stockholders through periodic payroll deductions that are applied towards the purchase of Company common shares at a discount from the then-current market price. Subject to adjustment in the case of certain capitalization events, a total of 250,000 common shares of the Company were available for purchase at adoption of the 2017 ESPP. Pursuant to the 2017 ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 450,000 shares, (ii) 1.5% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. The Board waived the evergreen provision for 2022 and 2023 and no additional shares were reserved under the 2017 ESPP. During the years ended December 31, 2023 and 2022, the Company issued 347,681 and 188,097 shares of common stock under the 2017 ESPP, respectively. As of December 31, 2023, 113,318 shares of common stock remained available for issuance under the 2017 ESPP.

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

	Year Ended December 31,
	2023	2022
Expected term in years	0.5 - 1.0	0.5 - 1.0
Expected volatility	83%	83%
Risk-free interest rate	5.1% - 5.5%	0.6% - 3.5%
Dividend yield	—	—

Stock-based Compensation

Total stock-based compensation expense recorded in the consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cost of revenues	$—	$217
Research and development	3,491	1,563
Sales and marketing	—	733
General and administrative	3,690	2,678
Total stock-based compensation expense	$7,181	$5,191

As of December 31, 2023, not all of the performance conditions of the performance options are probable to be achieved. Compensation expense has only been recognized for those conditions that are assumed to be probable.

Total stock-based compensation expense by award type was as follows (in thousands):

	Year Ended December 31,
	2023	2022
Time-based options	$3,827	$4,467
Performance-based options	1,977	233
Market-based options	1,130	—
ESPP	247	491
Total stock-based compensation expense	$7,181	$5,191

At December 31, 2023, there was $9.7 million of unrecognized compensation cost related to unvested stock-based compensation arrangements, which is expected to be recognized over a weighted average period of 4.19 years.

7. Research Grants and Agreements

Sponsored Research Agreement

The Company entered into a SRA with ODURF during 2014 pursuant to which the Company sponsors research activities performed by ODURF’s Frank Reidy Center. ODURF is compensated by the Company for its conduct of each study in accordance with the budget and payment terms set forth in the applicable task order. In March 2021, the Company agreed to sponsor a task order for research in the amount of $0.3 million and in May 2021 sponsored an additional task order for $0.3 million each to be performed during their respective subsequent 12-month periods. These sponsored researches are funded through monthly payments made upon ODURF certifying, to the Company's reasonable satisfaction, that ODURF has met its obligations pursuant to the specified task order and statement of work. The principal investigator may transfer funds within the budget as needed with our approval so long as the obligations of ODURF under the task order and statement of work remain unchanged and unimpaired. During the years ended December 31, 2023 and 2022, the Company incurred costs relating to the SRA equal to zero and $0.2 million, respectively. As of December 31, 2023, there are no unbilled SRAs left under the task orders.

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

As patient procedures and surveys were completed under the Controlled Launch program, the Company accrued the value of the credits earned, which were recorded in accrued expenses, with a corresponding charge to sales and marketing expense. The Company did not record any sales and marketing expense in relation to the Controlled Launch program for the year ended December 31, 2023. The Company recorded an expense of $0.6 million for the year ended December 31, 2022. This expense was partially offset by $0.5 million of expense reversal for the return of certain CellFX Systems, resulting in a $0.1 million net sales and marketing expense in relation to the Controlled Launch.

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

During the year ended December 31, 2023, the Company did not recognize any revenue in relation to the Controlled Launch program. During the year ended December 31, 2022, certain consultants completed the Controlled Launch program and entered into purchase agreements with the Company, whereby they used their credits or other earned payments towards the purchase of a CellFX System. Accordingly, approximately $0.4 million of the accrued liability related to the Controlled Launch program was relieved and recognized as revenue on a non-cash basis as a result of these purchases during the year ended December 31, 2022. See Note 9 for additional detail of revenue transactions.

9. Revenue

In connection with its Controlled Launch program in dermatology, the Company recognized revenue at a point in time when it satisfied performance obligations by transferring control of promised goods to its customers. The amount of revenue recognized was equal to the consideration which the Company was entitled to in exchange for the promised goods, excluding any amounts assessed by government authorities for taxes which might be collected from a customer. This consideration  may include non-cash services performed, as was the case with revenue recognized in connection with the Controlled Launch program. On  September 20, 2022, the Company announced its shift in focus to advance its core NPS technology outside of dermatology and concluded its Controlled Launch program. The Company has not recognized any revenue during the year ended December 31, 2023.  Total revenue recognized for the year ended  December 31, 2022, was $0.7 million of which approximately $0.4 million was driven by the redemption of non-cash credits earned as part of the Controlled Launch, with the balances driven by cash purchases of cycle units (“CUs”) and CellFX commercial consoles sold.

Dermatology sales contracts often involved the sale and delivery of multiple performance obligations in the contract.

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

10. Segment Reporting

The Company operates and manages the business as one reportable and operating segment. The Company’s Chief Executive Officer acts as the CODM of the Company. The CODM reviews the results of the Company on a consolidated basis. In prior year, when making certain operating decisions and assessing performance, the CODM has additionally reviewed the disaggregated revenue results by product and geography. All of the Company’s long-lived assets are based in the United States.

Revenue by product consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022
Systems	$—	$560
Cycle units	—	140
Total consolidated revenue	$—	$700

Revenue by geography consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022
North America	$—	$517
Rest of World	—	183
Total consolidated revenue	$—	$700

11. Income Taxes

Income (loss) before income taxes (in thousands):

	Year Ended December 31,
	2023	2022
Domestic	$(42,210)	$(58,505)
Foreign	—	—
	$(42,210)	$(58,505)

The components of the provision for income taxes are as follows (in thousands):

	December 31,
	2023	2022
Current
Federal	$—	$—
State	—	3
Foreign	—	—
Total current	—	3

Deferred
Federal	—	—
State	—	—
Foreign	—	—
Total deferred	—	—

Total provision for income taxes	$—	$3

State income taxes are immaterial in amount and therefore have not been recorded in the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2023 and 2022.

The provision for income taxes differs from the amount estimated by applying the statutory federal income tax rate to income (loss) before taxes as follows:

	Year Ended December 31,
	2023	2022
Federal tax at statutory rate	21.0%	21.0%
State tax at statutory rate	—	8.4
Research and development credits	3.7	0.9
Return to provision	2.6	—
Change in valuation allowance	(19.1)	(18.4)
Deferred adjustment	(1.6)	(5.3)
Change in tax rate	(5.8)	—
Uncertain tax position	—	(5.7)
Other	(0.8)	(0.9)
Provision for income taxes	—%	—%

Deferred income taxes reflect the impact of carryforwards and temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The carryforwards and temporary differences, which give rise to a significant portion of the Company’s deferred tax asset (liability) as of December 31, 2023 and 2022, are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets
Accruals	$1,502	$3,404
Net operating loss carryforwards	61,072	56,447
Tax credit carryforwards	9,815	7,111
Stock-based compensation	7,704	8,784
R&D capitalization	7,384	3,810
Lease liability	1,920	2,948
Fixed assets	7	—
Intangibles	99	—
Gross deferred tax assets	89,503	82,504
Valuation allowance	(87,853)	(79,779)
Total deferred tax assets	1,650	2,725

Deferred tax liabilities
Intangibles	—	(117)
Right-of-use asset	(1,650)	(2,593)
Fixed assets	—	(15)
Total deferred tax liabilities	(1,650)	(2,725)

Net deferred tax assets/(liabilities)	$—	$—

The Company’s unrecognized tax benefits as of  December 31, 2023 and 2022 were $10.2 million and $8.9 million, respectively. If recognized, none of the unrecognized tax benefits would impact income tax expense to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets.

A reconciliation of the beginning and ending amounts of unrecognized tax benefit is as follows (in thousands):

	December 31,
	2023	2022
Unrecognized tax benefits at beginning of year	$8,925	$5,140
Increases related to current year tax positions	1,575	2,055
Increases related to prior year tax positions	1,129	1,730
Decreases related to prior year tax positions	(1,459)	—
Unrecognized tax benefits at end of year	$10,170	$8,925

The Company’s policy is to recognize interest and penalties related to income taxes as components of interest expense and other expense, respectively. The Company did not accrue interest and penalties related to unrecognized tax benefits as of December 31, 2023 and does not anticipate any significant change within twelve months of this reporting date.

The Company’s valuation allowance increased by $8.1 million in the year ended December 31, 2023 and increased by $10.8 million in the year ended December 31, 2022.

As of December 31, 2023, the Company had federal and state net operating loss (“NOL”) carryforwards of $222.0 million and $204.4 million, respectively, which begin to expire in 2034. Of the total federal NOL carryforward of $222.0 million, approximately $196.4 million is carried forward indefinitely but is limited to 80% of the taxable income.

As of December 31, 2023, the Company had approximately $8.6 million and $8.1 million of U.S. federal and California research and development (“R&D”) credits, respectively. The federal R&D credits begin to expire in 2035 and the California R&D credits have an indefinite carryforward period.

The Company is subject to taxation in the United States for Federal and for State, within various states in which the Company operates. All jurisdictions and tax years currently remain open for IRS and state taxing authorities’ examination. As of December 31, 2023, the Company was not under examination by the Internal Revenue Service or any state tax jurisdiction.

Internal Revenue Code Section 382 ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. The Company is not aware of any ownership changes in this financial period ending on December 31, 2023.

12. Related Party Transactions

In May 2022, the Company determined not to renew its annual director and officer liability insurance policy due to disproportionately high premiums quoted by insurance companies. Instead, on May 31, 2022, the Company and Robert W. Duggan, majority stockholder and Executive Chairman, entered into a letter agreement (the “Letter Agreement”) pursuant to which Mr. Duggan agreed with the Company to personally provide indemnity coverage for a one-year period, and he agreed to deposit cash and/or marketable securities into a third-party escrow, as security for these obligations, if requested by the Company. On May 31, 2023, the last day of the one-year period, the Company paid Mr. Duggan a fee of $1.0 million in consideration of the obligations set forth in the Letter Agreement. As of December 31, 2023, there were no additional amounts owed to Mr. Duggan under the Letter Agreement.

On June 9, 2022, the Company completed the 2022 Rights Offering resulting in the sale of 7,317,072 Units, at a price of $2.05 per Unit, with each Unit consisting of one share of the Company’s common stock, par value $0.001 per share, and one 2022 Rights Offering Warrant to purchase one share of common stock at a price of $2.05 per share. Robert W. Duggan, the Company’s majority stockholder and Executive Chairman, purchased approximately 56% of the shares offered through the 2022 Rights Offering.

On September 20, 2022, the Company and Robert W. Duggan, the Company's majority stockholder and Executive Chairman, entered into the 2022 Loan Agreement in connection with Mr. Duggan lending the principal sum of $65.0 million to the Company. On April 30, 2023, the Company entered into a Securities Purchase Agreement with Mr. Duggan, pursuant to which the Company agreed to issue and sell to Mr. Duggan 10,022,937 shares of the Company’s common stock, par value $0.001 per share, in a Private Placement, at a price per share of $6.51. These shares were paid for through the cancellation of the amounts then owed by the Company under the 2022 Loan Agreement, the principal sum of $65.0 million and all accrued and unpaid interest outstanding, which totaled approximately $0.2 million as of April 30, 2023. Upon closing of the Private Placement and satisfaction of the outstanding debt, the 2022 Loan Agreement terminated, without early termination fees or penalties being owed by the Company. No additional amounts are owed to Mr. Duggan under the 2022 Loan Agreement. See Note 13 for further details.

13. Commitments and Contingencies

2022 Loan Agreement

On September 20, 2022, the Company and Robert W. Duggan, the Company's majority stockholder and Executive Chairman, entered into a Loan Agreement (“2022 Loan Agreement”) in connection with Mr. Duggan lending the principal sum of $65.0 million to the Company. The 2022 Loan Agreement bore interest at a rate per annum equal to 5.0%, payable quarterly commencing on  January 1, 2023, with the principal sum payable on  March 20, 2024. On  March 17, 2023, the Company and Mr. Duggan amended certain terms of the 2022 Loan Agreement. There were no changes to the interest rate, but the principal sum repayment date was changed to September 30, 2024. During the year ended December 31, 2023, the Company made cash payments of $1.7 million for accrued interest on the loan, and recorded an additional $1.1 million of interest expense in relation to the 2022 Loan Agreement. On April 30, 2023, the Company entered into a Securities Purchase Agreement with Mr. Duggan, pursuant to which the Company agreed to issue and sell to Mr. Duggan 10,022,937 shares of the Company’s common stock, par value $0.001 per share, in a Private Placement, at a price per share of $6.51. These shares were paid for through the cancellation of the amounts then owed by the Company under the 2022 Loan Agreement, the principal sum of $65.0 million and all accrued and unpaid interest outstanding, which totaled approximately $0.2 million as of April 30, 2023. The parties completed the Private Placement on May 9, 2023 and, upon closing and satisfaction of the outstanding debt, the 2022 Loan Agreement terminated, without early termination fees or penalties being owed by the Company. No additional amounts are owed to Mr. Duggan under the 2022 Loan Agreement.

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

During the years ended December 31, 2023 and 2022, rent expense, including common area maintenance charges, was $2.3 million and $2.1 million, respectively.

Supplemental balance sheet information related to leases (in thousands):

	Year Ended December 31,
Assets:	2023	2022
Operating right-of-use assets	$7,256	$8,062

	Year Ended December 31,
Liabilities:	2023	2022
Lease liability, current	$1,058	$896
Lease liability, less current portion	8,086	9,144
Total lease liabilities	$9,144	$10,040

Total cash paid for operating lease liabilities (in thousands):

	Year Ended December 31,
	2023	2022
Cash paid for operating lease liabilities	$1,845	$1,806

Maturities of operating lease liabilities were as follows (in thousands):

Year ending December 31:
2024	$1,910
2025	1,977
2026	2,046
2027	2,117
2028	2,191
Thereafter	1,883
Total lease payments	12,124
Less imputed interest	(2,980)
Total lease liabilities	$9,144

Weighted-average remaining lease term and discount rate, as of December 31, 2023, were as follows:

Weighted-average remaining lease term	5.83
Weighted-average discount rate	10%

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

In February 2023, the Company eliminated an additional seven positions and incurred a discrete restructuring related charge of $0.1 million which was fully recorded in February 2023 and the related expenses are included within total cost and expenses on the consolidated statement of operations for the year ended December 31, 2023. This charge represents the total amount incurred in connection with the activity.

15. Employee Benefit Plans

The Company sponsors a defined contribution plan under which it may make discretionary contributions. The Company did not make any employer matching contributions to this plan during the years ended December 31, 2023 and 2022.

16. Supplementary Financial Information

There are no retrospective changes to the statements of comprehensive income for any of the quarters within the two most recent fiscal years that individually or in the aggregate are material.

17. Subsequent Events

In March 2024, the Company received FDA 510(k) clearance for its CellFX nsPFA Percutaneous Electrode System for use in the ablation of soft tissue in percutaneous and intraoperative surgical procedures. Having secured regulatory approval to market and sell the CellFX nsPFA Percutaneous Electrode System in the United States, we have initiated a limited market release, targeting a handful of select accounts.

In March 2024, the Board approved a second amendment to the Company’s Inducement Plan to reserve an additional 2,000,000 shares of the Company’s common stock for issuance pursuant to the Inducement Plan.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of senior management, including our Chief Executive Officer and Corporate Controller, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD

Board and Committee Meetings

Our Board of Directors and its committees meet throughout the year on a set schedule, hold special meetings as needed, and act by written consent from time to time. During fiscal year 2023, our Board of Directors held seven meetings, and each director attended at least 75% of the aggregate of (i) the total number of meetings of our Board of Directors held during the period for which he or she has been a director and (ii) the total number of meetings held by all committees of our Board of Directors on which he or she served during the periods that he or she served.

The names of our directors, their ages as of December 31, 2023, and certain other information about them are set forth below:

Name	Age	Position
Robert W. Duggan	79	Executive Chairman of the Board of Directors
Manmeet S. Soni	46	Director
Shelley D. Spray	59	Director
Darrin R. Uecker	58	Director and Chief Technology Officer
Richard A. van den Broek	57	Director
Mahkam Zanganeh, D.D.S.	53	Director

The principal occupations and positions and directorships for at least the past five years of our directors, as well as certain information regarding their individual experience, qualifications, attributes, and skills that led our Board of Directors to conclude that they should serve on the Board of Directors, are described below.

There are no family relationships among any of our directors or executive officers.

Robert W. Duggan was appointed to our Board of Directors, as its Chairman, in November 2017, and he has served as the Executive Chairman of our Board of Directors since September 2022. Mr. Duggan is currently co-Chief Executive Officer of Summit Therapeutics Inc., a company developing Ivonescimab for the treatment of lung cancer and other medicinal therapies intended to improve quality of life, increase potential duration of life, and resolve serious unmet medical needs, as well as its Executive Chairman, a position he has held since February 2020, and its majority stockholder. Since 2016, Mr. Duggan has also been Chief Executive Officer of Duggan Investments, Inc., a venture capital and public equity investment firm primarily focused on patient-friendly breakthrough solutions to complex diseases of aging. From September 2007 through its acquisition by AbbVie Inc. in May 2015, Mr. Duggan was a member of the board of directors of Pharmacyclics, Inc., a developer of small-molecule medicines for the treatment of cancers. Mr. Duggan was also the Chairman and Chief Executive Officer of Pharmacyclics, from September 2008 to May 2015, as well as its largest investor. From 1990 to 2003, Mr. Duggan was Chairman of the Board of Directors of Computer Motion, Inc. and, from 1997 to 2003, he served as its Chief Executive Officer. In June 2003, Computer Motion merged with Intuitive Surgical Inc. After Intuitive Surgical’s acquisition of Computer Motion, from 2003 to 2011, Mr. Duggan served on the board of directors of Intuitive Surgical. Mr. Duggan received a U.S. Congressman’s Medal of Merit from Ron Paul in 1985 and in 2000 he was named a Knight of the Legion D’Honor by President Jacques Chirac of France. He is a member of the University of California at Santa Barbara Foundation board of trustees.

Mr. Duggan was appointed as a director because of his significant combined service as Chief Executive Officer of multiple innovative health care companies and career spanning over 30 years as a venture investor and advisor for a broad range of companies, and extensive expertise in vision, strategic development, planning, finance, and management.

Manmeet S. Soni was appointed to our Board of Directors in November 2017. Since October 2023, Mr. Soni has been the Chief Operating Officer of Summit Therapeutics, Inc. Prior to this, Mr. Soni was the President, Chief Operating Officer, and Chief Financial of Reata Pharmaceuticals, Inc., a pharmaceutical company focused on developing small molecule therapeutics for the treatment of severe life-threatening diseases. Mr. Soni joined Reata in August 2019, as Chief Financial Officer, Executive Vice President and was promoted in June 2020 to Chief Operating Officer and Chief Financial Officer, Executive Vice President of Reata. Prior to joining Reata Pharmaceuticals, Mr. Soni was the Senior Vice President and Chief Financial Officer of Alnylam Pharmaceuticals Inc. from May 2017 to August 2019. From March 2016 to February 2017, Mr. Soni served as Executive Vice President, Chief Financial Officer and Treasurer of ARIAD Pharmaceuticals, Inc., a biopharmaceutical company, when ARIAD was acquired by Takeda Pharmaceutical Company Limited. Mr. Soni continued as an employee of ARIAD through May 2017. Previously, he served as Chief Financial Officer of Pharmacyclics, Inc., a biopharmaceutical company, until its acquisition by AbbVie in May 2015, after which he supported AbbVie during the post-acquisition transition through September 2015. Prior to joining Pharmacyclics, Mr. Soni worked at Zeltiq Aesthetics Inc., a publicly held medical technology company as Corporate Controller. Prior to Zeltiq, Mr. Soni worked at PricewaterhouseCoopers in the life science and venture capital group. Prior to that, he worked at PricewaterhouseCoopers India providing audit and assurance services. Mr. Soni has served as a member of the board of directors of Summit Therapeutics Inc., since December 2019. Mr. Soni has also served as a member of the board of directors of Arena Pharmaceuticals, Inc. from Dec 2018 to June 2021. Mr. Soni is a Certified Public Accountant and Chartered Accountant from India.

Mr. Soni was appointed as a director because of his extensive experience in the life sciences industry and his financial and accounting expertise.

Shelley D. Spray has served as a director since November 2021. Ms. Spray currently serves as Chief Education & Brand Officer of Summit Therapeutics Inc. Ms. Spray has had over 25 years of experience in the healthcare industry holding multiple executive roles, including Chief Marketing Officer of Aesthera Corporation (acquired by Solta Medical), where she focused on growth strategies and commercialization of their Isolaz photopneumatic system from 2006 to 2008, and Vice President of Worldwide Marketing at Xlumena Inc. (acquired by Boston Scientific), where she led the development of its launch strategy for its endoscopic ultrasound guided transluminal system. Before this, Ms. Spray was Vice President of Worldwide Marketing at Intuitive Surgical (NASDAQ: ISRG) where she led early commercialization strategies into the U.S. and international markets. In the late 1990s, Mr. Spray was Vice President and General Manager of the Radiosurgery and StealthNet Divisions of Medtronic, Inc. At Medtronic, she rebuilt infrastructure, redefined divisional focus, and developed B2B and B2C strategies for minimally invasive brain tumor treatments. Ms. Spray has been honored with many awards including a prestigious Telly Award and a Business Week Magazine Bronze award for product development and design. Ms. Spray received a B.S. in Business, Magna Cum Laude, Beta Gamma Sigma, from Arizona State University and graduated from the Competitive Strategic Marketing Program of Columbia University’s Executive School of Business.

Ms. Spray was appointed as a director because of her extensive experience in product development and marketing in the life science field.

Darrin R. Uecker has been a director since September 2015 and our Chief Technology Officer since September 2022. Previously, he served as our Chief Executive Officer for seven years, as the Company developed and launched its first product, the CellFX System. Mr. Uecker has over 25 years of experience in the medical device field. From January 2014 to September 2015, Mr. Uecker was the President and Chief Operating Officer of Progyny, Inc., a company that developed Eeva™, the world’s first automated time-lapse system for embryo selection during in-vitro fertilization. From June 2009 to January 2014, Mr. Uecker was the Chief Executive Officer and President as well as a Director of Gynesonics, Inc., a company that developed a novel medical device for the treatment of symptomatic uterine fibroids using ultrasound guided radiofrequency ablation. Prior to that, Mr. Uecker served in a variety of executive level roles, including as a Senior Vice President at CyperHeart, Inc. (June 2008 to June 2009), a company that developed an external beam radiation platform for the treatment of heart arrhythmias, a Senior Vice President at Conceptus, Inc. (May 2007 to June 2008), and as Chief Technology Officer at RITA Medical Systems, Inc. (January 2004 to January 2007), a medical device oncology company focused on ablative therapies. Mr. Uecker holds a M.S. degree in Electrical and Computer Engineering from the University of California at Santa Barbara.

Mr. Uecker was appointed as a director due to his practical experience and leadership in technical, research and development gained in leadership roles with life science companies developing technologies.

Richard A. van den Broek was appointed to our Board of Directors in August 2020. Mr. van den Broek currently serves as managing partner of HSMR Advisors, LLC, a position he has held since February 2004, and has served as a director of Cogstate Ltd since 2009. Mr. van den Broek previously served on the boards of directors of Pharmacyclics, Inc. from December 2009 to April 2015, Response Genetics, Inc., from December 2010 to September 2015, Special Diversified Opportunities, Inc., from March 2008 to October 2015, and Celldex Therapeutics, Inc., from December 2014 to December 2016. Mr. van den Broek received an A.B. from Harvard University and is a Chartered Financial Analyst.

Mr. van den Broek was appointed as a director because of his extensive experience in the biotechnology sector and deep understanding of the global pharmaceutical market.

Mahkam “Maky” Zanganeh, D.D.S. was appointed as a director in February 2017, and is currently co-Chief Executive Officer of Summit Therapeutics Inc., as well as the Founder/CEO of Maky Zanganeh and Associates, which provides consulting and executive management services to businesses in the areas of product development, research, transactions, and commercialization. Previously, from August 2012 to September 2015, she served as the Chief Operating Officer of Pharmacyclics Inc. She also served as Chief of Staff and Chief Business Officer of Pharmacyclics from December 2011 to July 2012 and Vice President, Business Development, from August 2008 to November 2011. Prior to joining Pharmacyclics, Dr. Zanganeh served as President Director General (2007-2008) for the French government bio-cluster project initiative in France, establishing alliances and developing small life science businesses regionally. From September 2003 to August 2008, Dr. Zanganeh served as Vice President of Business Development for Robert W. Duggan & Associates. Dr. Zanganeh also served as worldwide Vice President of Training & Education (2002-2003) and President Director General for Europe, Middle East and Africa (1998-2002) for Computer Motion Inc. Dr. Zanganeh received a DDS degree from Louis Pasteur University in Strasbourg, France and an MBA from Schiller International University in France.

Dr. Zanganeh was appointed as a director because of her years of executive and operational experience in the life sciences industry.

Board Committees

Presently, our Board of Directors has an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee, each of which has the composition and the responsibilities described below. The Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee all operate under charters approved by our Board of Directors, which charters are available on the Investors Relations page of our website at www.pulsebiosciences.com under “Corporate Governance.” Our Board of Directors, from time to time, establishes additional committees to address specific needs.

The following table sets forth (i) the three standing committees of our Board of Directors, (ii) the current members of each committee, and (iii) the number of meetings held by each committee in fiscal year 2023:

Name	Audit	Compensation	Nominating and Corporate Governance
Robert W. Duggan			X
Manmeet S. Soni	X	X	X
Shelley D. Spray	X
Richard A. van den Broek	X	X
Number of meetings held during 2023	5	4	0

Our Corporate Governance Guidelines set out that all directors are expected to attend our annual meeting of stockholders. All of the current Board members who were members of the Board at our 2023 annual stockholder meeting attended the meeting.

Audit Committee

Our Audit Committee oversees our corporate accounting and financial reporting process and assists the Board of Directors in monitoring our financial systems and our legal and regulatory compliance. Our Audit Committee is responsible for, among other things:

● reviewing and monitoring our corporate financial reporting and the external audit;

● providing to our Board of Directors the results of its observations and recommendations derived therefrom;

● outlining to our Board of Directors improvements made, or to be made, in internal accounting controls;

● selecting and supervising the independent auditors;

● overseeing our comprehensive compliance program;

● preparing the Audit Committee’s report required by the SEC rules to be included in this Proxy Statement; and

●   providing to our Board of Directors such additional information and materials as it may deem necessary to make our Board of Directors aware of significant financial, reporting and compliance matters that require the attention of our Board of Directors.

The members of our Audit Committee are Ms. Spray and Messrs. Soni and van den Broek and Mr. Soni serves as our Audit Committee chair. Our Board of Directors has determined that each member of our Audit Committee is independent within the meaning of the independent director guidelines of The Nasdaq Stock Market. We believe that the composition of our Audit Committee meets the requirements for independence under, and the functioning of our Audit Committee complies with, all applicable requirements of The Nasdaq Stock Market and SEC rules and regulations. In addition, our Board of Directors has determined that each of Messrs. Soni and van den Broek and Ms. Spray meets the financial literacy requirements under the rules of The Nasdaq Stock Market and the SEC and that Mr. Soni qualifies as an Audit Committee financial expert as defined under SEC rules and regulations.

Compensation Committee

Our Compensation Committee oversees our corporate compensation policies, plans and programs. Our Compensation Committee is responsible for, among other things:

●  reviewing and approving, or commending to our Board of Directors for approval, corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating the Chief Executive Officer’s performance in light of those goals and objectives, and determining and approving, or recommending to our Board of Directors for approval, the Chief Executive Officer’s compensation based on this evaluation and such other factors as the Compensation Committee or our Board of Directors, as applicable, deem appropriate;

●   reviewing and approving, or making recommendations to our Board of Directors with respect to, non-Chief Executive Officer compensation, and incentive-compensation and equity-based plans that are subject to our Board of Director’s approval;

● providing oversight of our compensation policies and plans and benefits programs, and overall compensation philosophy;

● administering our equity compensation plans for its executive officers and employees and the granting of equity awards pursuant to such plans or outside of such plans; and

● preparing the report of the Compensation Committee required by the rules and regulations of the SEC.

The members of our Compensation Committee are Messrs. Soni, Duggan and van den Broek. Mr. Soni serves as the chair of our Compensation Committee. Our Board of Directors has determined that each member of our Compensation Committee is independent within the meaning of the independent director guidelines of The Nasdaq Stock Market. We believe that the composition of our Compensation Committee meets the requirements for independence under, and the functioning of our Compensation Committee complies with, all applicable requirements of The Nasdaq Stock Market and SEC rules and regulations.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee oversees and assists our Board of Directors in reviewing and recommending corporate governance policies and nominees for election to our Board of Directors. Our Nominating and Corporate Governance Committee is responsible for, among other things:

● reviewing and making recommendations to our Board of Directors on matters concerning corporate governance;

● reviewing and making recommendations to our Board of Directors on matters regarding the composition of our Board of Directors;

● identifying, evaluating and nominating candidates for our Board of Directors; and

● recommending appointments to committees of our Board of Directors and chairpersons for such committees.

The members of our Nominating and Corporate Governance Committee are Messrs. Duggan and Soni. Mr. Soni serves as chair of our Nominating and Corporate Governance Committee. Our Board of Directors has determined that each member of our Nominating and Corporate Governance Committee is independent within the meaning of the independent director guidelines of The Nasdaq Stock Market.

Director Compensation

Employee directors are not compensated for providing Board of Director services in addition to their regular employee compensation.

For 2023, the non-employee members of the Board of Directors were compensated as follows:

Cash compensation: Each non-employee member of the Board received the following cash compensation (the “Retainer Cash Payments”):

● an annual retainer for each member of the Board of $40,000 paid in equal quarterly installments;

●   the members of our Audit, Compensation and Nominating and Corporate Governance Committees were eligible to receive an additional annual retainer of $10,000, $6,500, and $5,000, respectively, for their service on each Committee;

● the Chair of the Audit, Compensation and Nominating and Corporate Governance Committees were eligible to receive annual retainers of $20,000, $12,750, and $10,000, respectively; and

● the Chairman of the Board was eligible to receive an additional annual retainer of $27,300.

In March 2023, the Board of Directors amended the Company’s Outside Director Compensation Policy to provide the Lead Independent Director with an annual service fee of $80,000, payable on a quarterly basis consistent with the amended policy.

We reimbursed our non-employee directors for all reasonable out-of-pocket expenses incurred in the performance of their duties as directors.

Pursuant to our compensation policy for independent directors, each non-employee director may elect to convert all or a portion of his or her Retainer Cash Payments into a number of options (the “Retainer Option,” and such election, a “Retainer Option Election”). The number of shares subject to a Retainer Option will be equal to (i) the product of (A) the dollar value of the aggregate Retainer Cash Payments that the non-employee director elects to forego over the course of a specified period covered by a Retainer Option Election in favor of receiving a Retainer Option multiplied by (B) three, divided by (ii) the fair market value of a share on the date of grant of the Retainer Option, provided that the number of shares covered by such Retainer Option shall be rounded to the nearest whole share.

Equity Compensation: Pursuant to our compensation policy for independent directors, each new non-employee director receives a stock option grant to purchase 32,500 shares of our common stock under the terms of the then in effect equity compensation plan. These initial awards will vest over three years, with one-third of the shares subject to the option vesting on the one-year anniversary of the date of grant, and the remaining shares vesting monthly over the following two years, provided such non-employee director continues to serve as a director through each vesting date. In addition, each non-employee director is eligible to automatically received an annual stock option grant to purchase 20,000 shares of our common stock on the date of the annual meeting beginning on the date of the first annual meeting that is held after such non-employee director receives his or her initial award, provided such non-employee director continues to serve as a director through such date. Such annual awards vest monthly over one year, provided such non-employee director continues to serve as a director through each vesting date.

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

The following table sets forth information concerning compensation paid or earned for services rendered to us by the non-employee members of our Board of Directors for the fiscal year ended December 31, 2023. Information about the compensation paid to Messrs. Uecker and Levinson is included in the section entitled, “Executive Compensation” and excluded from the table below:

Name	Fees earned or paid in cash ($)	Option Awards ($)(1)	Total ($)
Robert W. Duggan	—	$199,196	$199,196
Manmeet S. Soni	$42,678	$207,657	$250,335
Shelley D. Spray	$34,185	$83,977	$118,162
Richard A. van den Broek	—	$151,439	$151,439
Mahkam Zanganeh	—	$116,102	$116,102

(1)

Amounts shown represent the aggregate grant date fair value of the option awards computed in accordance with FASB ASC Topic 718. These amounts do not correspond to the actual value that will be realized. The assumptions used in the valuation of these awards are consistent with the valuation methodologies specified in the notes to our financial statements.

The aggregate number of shares subject to stock options outstanding and exercisable at December 31, 2023 for each non-employee director is as follows:

Name	Aggregate Number of Stock Options Outstanding as of December 31, 2023	Aggregate Number of Stock Options Exercisable as of December 31, 2023
Robert W. Duggan	314,987	251,419
Manmeet S. Soni	288,885	222,548
Shelley D. Spray	87,547	40,924
Richard A. van den Broek	160,775	105,614
Mahkam Zanganeh	259,746	223,374

Section 16(a) Beneficial Ownership Reporting Compliance

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our executive officers and directors and other persons who beneficially own more than 10% of a registered class of our equity securities file with the SEC reports of ownership and reports of changes in ownership of shares and other equity securities. Such executive officers and directors and other persons who beneficially own more than 10% of a registered class of our equity securities are required by the SEC to furnish us with copies of all Section 16(a) reports filed by such reporting persons.

Based solely on our review of such forms furnished to us or written representations provided to us by the reporting person, we are aware of no late Section 16(a) reports required to be filed by our executive officers, directors and other persons who beneficially own more than 10% of a registered class of our equity securities in the year ended December 31, 2023 other than: (i) in May 2023, Mr. Levinson filed the Form 4 reporting his receipt of a fully vested option for 2,000 shares a few days late, (ii) in June 2023, Mr. Levinson filed the Form 4 reporting his warrant exercise a few days late; and (iii) in May 2023, the Forms 4 reporting the Board retainer options were reported a few days late.

EXECUTIVE OFFICERS

Biographical information for our current executive officers, including their ages as of December 31, 2023, is set forth below, except Mr. Uecker’s biography, which is included above, under the heading “Board of Directors and Committees of the Board.”

Kevin P. Danahy, age 53, has served as our Chief Executive Officer since September 2022, and previously he served as our Chief Commercial Officer. Mr. Danahy has more than 20 years of senior management experience building and managing strategic commercial organizations for medical technology companies. Prior to joining Pulse Biosciences, Mr. Danahy most recently served as President of Solmetex, a medical device company focused on manufacturing environmental waste management products for the dental industry, from January 2019 to February 2022. From August 2017 to January 2019, Mr. Danahy held roles at Zimmer Biomet (NYSE: ZBH), a global medical device company with a comprehensive portfolio of robotic technologies, including Vice President of Global Emerging Technologies and Specialty Sales, in which he was responsible for leading the global launch and commercialization of Zimmer’s new bionic surgical arm technology. Before his time at Zimmer, Mr. Danahy served as Sr. Director at Intuitive Surgical, where he successfully transformed the sales leadership training program. Early in his career, he served in commercial leadership roles at both Medtronic and Johnson & Johnson. Mr. Danahy holds an M.S. degree from Tufts University.

Mitchell E. Levinson, age 63, was appointed as our Chief Strategy Officer in August 2021 and is responsible for leading the Company’s new product development efforts and advancing our Percutaneous Electrode Program. He served on our Board of Directors from March 2019 to May 2023 and from January 2015 to November 2017. From October 2018 to August 2022, Mr. Levinson was a board member and Chief Technology Officer of Cerebrotech Medical Systems, Inc., a neurotechnology device company focused on the development of portable neurotechnology solutions that he co-founded in 2010. Mr. Levinson also served as President and Chief Executive Officer of Cerebrotech Medical Systems from December 2010 to October 2018. Prior to 2010, Mr. Levinson was the start-up Chief Executive Officer for Zeltiq Aesthetics Inc. where he became its first employee in 2005 and served as its president and its Chief Executive Officer from September 2005 until September 2009. He continued with Zeltiq as Chief Scientific Officer from September 2009 through December 2010. From March 2000 to September 2005, he served as Vice President of Research and Development of Thermage, Inc. (later renamed Solta Medical Inc.), a company engaged in cosmetic tissue tightening devices. He is the inventor of over 50 issued and numerous pending U.S. patents. Mr. Levinson earned his B.S. in Mechanical Engineering from University of California at San Diego and holds an M.S in Computer Systems from the University of Phoenix.

CORPORATE GOVERNANCE

Overview

Our Board of Directors oversees our Chief Executive Officer and other senior management in the competent and ethical operation of our business and affairs and assures that the long-term interests of the stockholders are being served. Our Board of Directors has adopted corporate governance guidelines that address items such as the qualifications and responsibilities of our directors and director candidates and corporate governance policies and standards applicable to us in general. We believe that good governance leads to high board effectiveness, promotes the long-term interests of our stockholders, strengthens the accountability of our Board of Directors and management, and improves our standing as a trusted member of the communities we serve.

Board Leadership Structure

Our Board of Directors believes that the roles of Chairman and Chief Executive Officer may be filled by the same or different individuals. This allows our Board of Directors to have the flexibility to determine whether the two roles should be combined or separated based upon the needs of the Company and our Board of Directors’ assessment of our leadership, from time to time. Our Board of Directors believes that, at this time, it is in the best interests of our Company and our stockholders to separate these roles and for Kevin P. Danahy to serve as our Chief Executive Officer and for Robert W. Duggan, our majority stockholder, to serve as Executive Chairman of the Board of Directors.

Our Board of Directors has determined that the separation of the roles of Executive Chairman of the Board of Directors and Chief Executive Officer is appropriate at this time as it allows both our Chief Executive Officer and Executive Chairman to focus on management responsibilities and corporate strategy, while allowing our Executive Chairman to also focus on leadership of the Board of Directors, providing feedback and advice to the Chief Executive Officer and providing a channel of communication between the members of our Board of Directors and the Chief Executive Officer. The Executive Chairman of the Board of Directors presides over all Board meetings and works with the Chief Executive Officer to develop agendas for meetings of the Board of Directors. He also works with the Board of Directors to drive decisions about particular strategies and policies and, in concert with the independent committees of the Board of Directors, facilitates a performance evaluation process of the Board of Directors.

Additionally, in March 2023, our Board of Directors appointed Manmeet S. Soni as its Lead Independent Director. As Lead Independent Director, Mr. Soni serves as a liaison between the Executive Chairman of the Board of Directors and the other independent directors and is responsible for leading any meetings of the independent directors, among other things. In the absence of both our Executive Chairman and our Lead Independent Director at a meeting of the Board of Directors, Mr. Danahy presides over the meeting, whereas during executive sessions of the independent directors, an independent director in attendance presides over the meeting and provides feedback from the executive session to the Executive Chairman, Chief Executive Officer and other senior management.

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

Generally, various committees of our Board of Directors oversee risks associated with their respective areas of responsibility and expertise. For example, our Audit Committee oversees, reviews and discusses with management and the Company’s independent auditor risks associated with our internal controls and procedures for financial reporting and the steps management has taken to monitor and mitigate these exposures; our Audit Committee also oversees the management of other risks, including those associated with credit risk, and it oversees our comprehensive compliance program, which covers subjects such as privacy, anti-kickback compliance, and our prohibitions against insider trading. Our Compensation Committee oversees the management of risks associated with our compensation policies, plans and practices. Our Nominating and Corporate Governance Committee oversees the management of risks associated with director independence and the composition and organization of the Board of Directors.

Management and other employees report to the Board of Directors and/or to the relevant committees, from time to time, on risk-related issues.

Director Independence

Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that each of Dr. Zanganeh, Ms. Spray, and Messrs. Duggan, Soni, and van den Broek, representing five of our six currently serving directors, is “independent” as that term is defined under the rules of The Nasdaq Stock Market and none of these directors has or has had a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our Board of Directors has also determined that Messrs. Soni and van den Broek and Ms. Spray, who comprise our Audit Committee, Messrs. Soni, Duggan and van den Broek, who comprise our Compensation Committee, and Messrs. Soni and Duggan, who comprise our Nominating and Corporate Governance Committee, satisfy the independence standards for those committees established by applicable SEC rules, including Rule 10A-3 of the Exchange Act, and the rules of The Nasdaq Stock Market. In making this determination, our Board of Directors considered the relationships that each non-employee director has or has had with our Company and all other facts and circumstances that our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

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

The Nominating and Corporate Governance Committee may retain recruiting professionals to assist in identifying and evaluating candidates for director nominees. Our Board of Directors has adopted Corporate Governance Guidelines and the Nominating and Corporate Governance Committee has adopted Policies and Procedures for Director Candidates which set out, among other things, that the Nominating and Corporate Governance Committee considers factors such as character, integrity, judgment, diversity of experience (including age, gender, international background, race and professional experience), independence, area of expertise, length of service, potential conflicts of interest, other commitments and the like. The Nominating and Corporate Governance Committee considers the following minimum qualifications to be satisfied by any nominee to the Board of Directors: the highest personal and professional ethics and integrity; proven achievement and competence in the nominee’s field and the ability to exercise sound business judgment; skills that are complementary to those of the existing members of the Board of Directors; the ability to assist and support management and make significant contributions to our success; and an understanding of the fiduciary responsibilities that is required of a member of the Board of Directors and the commitment of time and energy necessary to diligently carry out those responsibilities.

Based on the Nominating and Corporate Governance Committee’s recommendation, the Board of Directors selects director nominees and recommends them for election by our stockholders, and also fills any vacancies that may arise between annual meetings of stockholders.

As a publicly held corporation based in California and listed on The Nasdaq Stock Market, the Company is subject to certain laws and listing requirements that mandate gender and other diversity on its board of directors, such as requirements to have a minimum number of directors from underrepresented communities. These requirements can be found at Nasdaq Listing Rule 5605(f)(4) and California Corporations Code sections 301.3 and 301.4. Currently, the Company is not in compliance with all of these requirements. However, the Nominating and Corporate Governance Committee considers director candidates with these requirements in mind and director recruitment efforts are continuing.

Moreover, the Nominating and Corporate Governance Committee will consider director candidates who are proposed by our stockholders in accordance with our bylaws, our Nominating and Corporate Governance Committee’s Policies and Procedures for Director Candidates and other procedures established, from time to time, by the Nominating and Corporate Governance Committee. If you would like the Nominating and Corporate Governance Committee to consider a prospective director candidate, please follow the procedures in our bylaws and submit the candidate’s name and qualifications to: Corporate Secretary, Pulse Biosciences, Inc., 3957 Point Eden Way, Hayward, CA 94545.

In April 2023, Mitchell Levinson, our Chief Strategy Officer, agreed not to stand for reelection to our Board of Directors so that we could more readily recruit onto the Board an independent director with cardiology experience. The Nominating and Corporate Governance Committee concurred with Mr. Levinson’s decision, which was not the result of any disagreement or concern about the Company or his service as a director.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that is applicable to all of our employees, officers, and directors. Our code of business conduct and ethics is available on the Investor Relations page of our website at www.pulsebiosciences.com under “Corporate Governance.” We will post amendments to, or waivers of, our code of business conduct and ethics on the same website.

Communication with the Board of Directors

Any stockholder communication with our Board of Directors or individual directors should be directed to Pulse Biosciences, Inc., c/o Corporate Secretary, 3957 Point Eden Way, Hayward, CA 94545. The Corporate Secretary will forward these communications, as appropriate, directly to our director(s). The independent directors of the Board of Directors review and approve the stockholder communication process periodically in an effort to enable an effective method by which stockholders can communicate with the Board of Directors.

Item 11. Executive Compensation

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

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this proxy statement with management. Based on this review and discussion, our Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement.

Members of the Compensation Committee

Manmeet S. Soni (Chair)

Robert W. Duggan
Richard A. van den Broek

Overview of Compensation Program

This Compensation Discussion and Analysis describes the material elements of compensation awarded to, earned by or paid to each of our executive officers named in the Compensation Table under “Remuneration of Executive Officers” (the “named executive officers” or “NEOs”) who served during the year ended December 31, 2023. This compensation discussion primarily focuses on the information contained in the following tables and related footnotes and narrative for the last completed fiscal year. We also describe compensation actions taken after the last completed fiscal year to the extent that it enhances the understanding of our executive compensation disclosure. The principles and guidelines discussed herein would also apply to any additional executive officers that the Company may hire in the future.

The Compensation Committee of the Board has responsibility for overseeing, reviewing and approving executive compensation and benefit programs in accordance with the Compensation Committee’s charter. The members of the Compensation Committee are Manmeet Soni, Robert Duggan and Richard van den Broek.

The principal duties and responsibilities of the Compensation Committee include:

●

reviewing, modifying and approving our overall compensation strategy and policies, including: (a) reviewing and approving corporate goals and objectives relevant to the compensation of our executive officers and other senior management, as appropriate; (b) evaluating and approving, or recommending to the Board for approval, compensation plans and programs advisable for us, including modifications and terminations to those plans and programs; (c) establishing policies with respect to equity compensation arrangements; (d) assessing the adequacy and competitiveness of our executive compensation programs among comparable companies in our industry; and (e) reviewing and approving the terms of any employment agreements, severance arrangements, change-of-control protections and any other compensatory arrangement for our executive officers and other senior management, as appropriate;

●

establishing and approving individual and corporate goals and objectives of our named executive officer and our other executive officers and senior management and evaluating performance of our named executive officer and our other executive officers and senior management, as appropriate, in light of these stated objectives;

●	reviewing and approving the type and amount of compensation to be paid or awarded to Board members; and

●	adopting, amending, administering, and terminating our equity compensation plans, bonus plans, deferred compensation plans, and similar programs.

Since 2016, from time to time, the Compensation Committee has obtained advice from third parties regarding peer group compensation and other attributes of executive compensation. In 2020, the Compensation Committee engaged Compensia as its compensation consultant. During our fiscal year ended on December 31, 2021, the Compensation Committee continued its engagement of Compensia to review our executive and director compensation policies and practices and to conduct a competitive market analysis of executive and director compensation. We engaged Compensia once again in November 2023 to conduct a competitive market analysis of executive compensation. In 2023 and 2024, Compensia provided the following assistance to the Compensation Committee:

●	reviewed and updated the compensation peer group of comparable public companies for purposes of evaluating the compensation levels of our executive officers and non-employee directors;

●	analyzed the compensation levels and practices of the companies in our compensation peer group;

●	reviewed the competitiveness of compensation paid to our executive officers, including base salary, annual cash incentive awards and long-term incentive awards;

●	reviewed and provided input on the design of the annual and long-term incentive compensation programs offered to our executive officers and other members of senior management; and

●	provided ad hoc advice and support, including related to the severance and change of control provisions in our employment agreements, aggregate equity utilization (burn rate and overhang) and broad-based employee cash and equity compensation.

The Compensation Committee does not believe that its relationship with Compensia or the work of Compensia on behalf of the Compensation Committee has raised any conflict of interest. The Compensation Committee reviews these factors on an annual basis.

Generally, the Compensation Committee’s process for setting executive compensation comprises two related elements: the determination of compensation levels; and the establishment of performance objectives for the current year. The Compensation Committee generally makes adjustments to annual compensation, determines bonuses and equity awards and establishes new performance objectives at one or more meetings held near the beginning of the fiscal year. The Compensation Committee also considers matters related to individual compensation, such as compensation for new executive officer hires, as well as high-level strategic issues, such as the effectiveness of our compensation strategy, potential modifications to that strategy and new trends, plans or approaches to compensation, at various meetings throughout the year.

For executive officers other than our Chief Executive Officer, the Compensation Committee solicits and considers such executive officers’ performance evaluations and recommendations submitted to the Compensation Committee by our Chief Executive Officer. In addition, the Compensation Committee conducts an evaluation of the performance of both our Chief Executive Officer and our Chief Technology Officer, as he is also a director on our Board of Directors, and determines any adjustments to their compensation as well as awards to be granted. Based on those discussions and the exercise of its discretion, the Compensation Committee, without members of management present, discusses and ultimately approves the compensation of our executive officers. For all executive officers and directors, when making its compensation decisions, the Compensation Committee may review and consider, as appropriate, materials such as financial reports and projections, operational data, tax and accounting information, tally sheets that set forth the total compensation that may become payable to executive officers in various hypothetical scenarios, executive officer and director share ownership information, company share performance data, analyses of historical executive officer compensation levels and current company-wide compensation levels and recommendations of Compensia, the Compensation Committee’s compensation consultant, including analyses of executive officer and director compensation paid at the companies comprising the compensation peer group. The Compensation Committee may also form and delegate authority to subcommittees as it deems appropriate.

Executive Compensation

The following is a discussion and analysis of compensation arrangements of our named executive officers. This discussion contains forward looking statements that are based on our current plans, considerations, expectations, and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.

We seek to ensure that the total compensation paid to our executive officers is reasonable and competitive. Compensation of our executives is structured around the achievement of individual performance and near-term corporate targets as well as long-term business objectives.

Our named executive officers for fiscal year 2023 were our principal executive officer and our next two most highly compensated executive officers who were serving as executive officers as of December 31, 2023, namely:

●	Kevin P. Danahy, our Chief Executive Officer;
●	Darrin R. Uecker, our Chief Technology Officer and a director; and
●	Mitchell E. Levinson, our Chief Strategy Officer.

In December 2022, the Compensation Committee concluded that none of the Company’s 2022 corporate objectives had been achieved and decided to award no 2022 cash bonuses.

In March 2023, to encourage employee retention through the Company’s change in strategic focus, the Compensation Committee awarded all Company employees, other than our Chief Executive Officer and Chief Technology Officer, a spot bonus equal to 8% of each employee’s base salary. Each of these bonuses was paid in three equal installments on June 30, 2023, September 30, 2023, and December 31, 2023, provided the recipient remained an employee through the applicable payment date.

In September 2023, the Board of Directors awarded $300,000, as a 2023 bonus prepayment, to each of our Chief Executive Officer and Chief Technology Officer in recognition of the Company’s exceptional progress towards successfully completing its 2023 corporate objectives. Thereafter, in December 2023, the Compensation Committee concluded that 100% of the Company’s 2023 corporate objectives had been achieved and decided to award 2023 cash bonuses in full, which bonuses were paid in 2024 other than the prepayments in September 2023.

Summary Compensation Table

The following table provides information regarding the compensation of our principal executive officer, and our next two most highly compensated executive officers, who were serving as executive officers of the Company as of December 31, 2023.

Name and principal position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(1)		All Other Compensation ($)	Total ($)
Kevin P. Danahy	2023	433,333	399,973	(2)	—	5,029,724		1,420	5,864,450
Chief Executive Officer	2022	350,038	—		—	1,912,015	(3)	1,203	2,263,256

Darrin R. Uecker	2023	433,333	399,973	(2)	—	4,555,302		1,420	5,390,028
Chief Technology Officer and Director	2022	485,909	—		—	—		1,326	487,235

Mitchell E. Levinson	2023	369,563	213,582	(4)	—	1,109,997		1,420	1,694,562
Chief Strategy Officer and Director	2022	360,000	—		—	—		1,338	361,338

(1)	Amounts shown represent the aggregate grant date fair value of the restricted stock units and option awards computed in accordance with FASB ASC Topic 718. These amounts do not correspond to the actual value that will be realized by our named executive officers. The assumptions used in the valuation of these awards are consistent with the valuation methodologies specified in the notes to our financial statements.
(2)	Reflects prepayment of 2023 bonus potential by the Company’s Board of Directors.
(3)	Reflects Mr. Danahy’s new hire option award and the award he received upon his appointment as our Chief Executive Officer.
(4)	Reflects 2023 retention bonus.

Outstanding Equity Awards at Fiscal Year-End

The following table presents certain information concerning equity awards held by our principal executive officer and our next two most highly compensated executive officers who were serving as executive officers of the Company as of December 31, 2023.

	Option Awards							Stock Awards
Name	Number of securities underlying outstanding options (#)					Option exercise price ($/sh)	Option expiration date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	Exercisable		Unexercisable	Unexercisable and Unearned
Kevin P. Danahy	25,000	(1)	—	75,000	(1)	6.41	2/14/2032	—	—	—	—
	—		—	50,000	(1)	6.41	2/14/2032	—	—	—	—
	112,500		—	337,500	(1)	1.53	9/23/2032	—	—	—	—
	50,000		—	50,000	(2)	6.41	2/14/2032	—	—	—	—
	—		—	50,000	(3)	6.41	2/14/2032	—	—	—	—
	—		—	500,000	(3)	6.44	4/29/2033	—	—	—	—
	—		—	200,000	(3)	7.08	7/12/2033	—	—	—	—
	—		—	460,000	(6)	4.38	11/1/2033	—	—	—	—

Darrin R. Uecker	281,534		—	—		4.00	9/20/2025	—	—	—	—
	195,000		—	—		30.99	6/7/2027	—	—	—	—
	187,286		—	—		30.99	6/7/2027	—	—	—	—
	27,375		—	27,375	(2)	24.03	3/22/2031	—	—	—	—
	37,500		—	—	(5)	10.66	5/18/2030	—	—	—	—
	—		—	500,000	(3)	6.44	4/29/2033	—	—	—	—
	—		—	200,000	(3)	7.08	7/12/2033	—	—	—	—
	—		—	330,000	(6)	4.38	11/1/2033	—	—	—	—

Mitchell E. Levinson	20,000		—	—	(2)	18.69	5/20/2031	—	—	—	—
	45,987		—	—	(2)	18.69	5/20/2031	—	—	—	—
	6,201		—	12,404	(2)	21.12	8/19/2031	—	—	—	—
	35,000		—	—	(4)	18.25	3/18/2029	—	—	—	—
	4,716		—	9,434	(2)	21.12	8/19/2031	—	—	—	—
	15,000		—	—	(4)	13.03	5/16/2029	—	—	—	—
	15,901		—	—	(4)	10.66	5/18/2030	—	—	—	—
	20,000		—	—	(4)	10.66	5/18/2030	—	—	—	—
	16,378		—	16,377	(2)	21.12	8/19/2031	—	—	—	—
	8,750		—	26,250	(2)	2.92	3/22/2033	—	—	—	—
	4,425		—	13,275	(2)	8.02	5/8/2033	—	—	—	—
	—		—	100,000	(3)	7.08	7/12/2033	—	—	—	—
	—		—	100,000	(6)	4.38	11/1/2033	—	—	—	—
	2,000		—	—	(5)	5.81	4/17/2033	—	—	—	—

(1)	Grant consisting of 100% time-based vesting option grants.
(2)	Performance-based vesting stock option grants of which a portion of the performance criteria have been achieved.
(3)	Performance-based vesting stock option grants of which no performance criteria have been achieved.
(4)	Board service grants pursuant to the Company's Amended and Restated Outside Director Compensation Policy.
(5)	Fully vested stock option grants.
(6)	Stock options will vest in full automatically upon the earlier to occur of (i) the six (6) year anniversary of the grant date, and (ii) the 1-year anniversary of a Change in Control, as defined by the Company’s 2017 Equity Incentive Plan; provided, however, that no Change in Control shall be found to exist for purposes of vesting of the Awards if the primary purpose of the persons investing in the Company is principally to provide working capital financing, and not to acquire a controlling interest in the Company, notwithstanding whether the sum of such investment, after the financing, equals or exceeds 50% of the ownership of the Company.

Pay Versus Performance

As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 401(v) of Regulation S-K, we are providing the following information about the relationship between executive compensation actually paid (as defined by SEC rules) and certain financial performance of the Company. The Compensation Committee did not consider the pay versus performance information presented in this section when making its compensation decisions for either of the years shown. For further information about how we align executive compensation with the Company’s performance, please refer to the Compensation Discussion and Analysis, above. The amounts in the tables below are calculated in accordance with SEC rules and do not represent amounts actually earned or realized by our NEOs.

The following table sets forth the compensation for our principal executive officers (our “PEOs”) and the average compensation for certain of our other NEOs, each as reported in the Summary Compensation Table and with certain adjustments to reflect Compensation Actually Paid (“CAP”), as defined under the SEC rules. The table also provides information with respect to Cumulative Total Shareholder Return (“TSR”) and Net Income.

Year	Summary Compensation Table Total for PEO	Compensation Actually Paid to PEO	Average Summary Compansation Table Total for Non-PEO NEOs	Average Summary Compansation Actually Paid to Non-PEO NEOs	Value of Initial Fixed $100 Investment Based On:	Net Loss (in thousands)
					Total Shareholder Return(3)
(a)	(b)	(c)	(d)	(e)	(f)	(h)
2023	$12,949,040	$(1,279,489)	$3,779,506	$2,946,661	$51.30	$(42,210)
2022	$1,005,904	$(766,432)	$1,052,964	$(837,429)	$11.61	$(58,505)
2021	$2,286,036	$1,312,304	$1,062,416	$765,510	$62.07	$(63,660)

(1)

Mr. Kevin Danahy, our Chief executive Officer, was our PEO for 2023. Our non-PEO NEOs for 2023 were Mr. Darrin Uecker, our Chief Technology Officer, and Mr. Mitchell Levinson, our Chief Strategy Officer.

(2)

The amounts shown for Compensation Actually Paid have been calculated in accordance with 402(v) of Regulation S-K and do not reflect compensation actually earned, realized, or received by the PEOs and non-PEO NEOs. The amounts reflect the Summary Compensation Table with certain adjustments as detailed in the table below.

	2023		2022		2021
	PEO	Non-PEO NEO	PEO	Non-PEO NEO	PEO	Non-PEO NEO
Summary Compensation Table ("SCT") Total	$5,864,450	$3,542,295	$1,005,904	$1,052,964	$2,286,036	$1,062,416
(Subtract): Aggregate value for stock awards and option awards included in SCT amounts for the covered fiscal year	$(5,029,724)	$(2,832,649)	$(519,615)	$(1,392,400)	$(1,774,614)	$(930,748)
Add: Fair value at year end of awards granted during the covered fiscal year that were outstanding and unvested at the covered fiscal year end	$4,032,260	$2,267,040	$999,900	$415,914	$954,621	$633,842
(Subtract): Year-over-year change in fair value at covered fiscal year end of awards granted in any prior fiscal year that were outstanding and unvested at the covered fiscal year end	$(4,878,900)	$(132,033)	$-	$(842,516)	$-	$-
Add: Vesting date fair value of awards granted and vested during the covered fiscal year	$-	$150,324	$-	$-	$-	$-
(Subtract): Change as of the vesting date (from the end of the prior fiscal year) in fair value of awards granted in any prior fiscal year for which vesting conditions were satisfied during the covered fiscal year	$(157,125)	$(24,246)	$(94,673)	$(71,392)	$(153,739)	$-
(Subtract): Fair value at end of prior fiscal year of awards granted in any prior fiscal year that failed to meet the applicable vesting conditions during the covered fiscal year	$(1,110,450)	$(24,069)	$(2,157,948)	$-	$-	$-
	$(1,279,489)	$2,946,661	$(766,432)	$(837,429)	$1,312,304	$765,510

(3)	Total Shareholder Return assumes $100 was invested in our Common Shares on December 31, 2020.

Analysis of the Information Presented in the Pay Versus Performance Tables

We do not link our PEO and NEO compensation to the Company’s financial and stock price performance. Instead we link a significant portion of their compensation to the achievement of key product development milestones.

For purposes of this disclosure, there were no financial performance measures used to link Company performance to Compensation Actually Paid to our PEOs and non-PEO NEOs in 2023.

All information provided under the “Pay Versus Performance” heading will not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, except to the extent the Company specifically incorporates such information by reference.

Employment Agreement with Kevin P. Danahy (Chief Executive Officer)

We entered into an employment agreement with Mr. Danahy on February 9, 2022, when he joined the Company as our Chief Commercial Officer. We then amended Mr. Danahy’s employment agreement on September 20, 2022, when the Board appointed him as our Chief Executive Officer. Mr. Danahy’s employment agreement, as amended, has no specific term and constitutes at-will employment. His current annual base salary is $525,000. Presently, Mr. Danahy is eligible for an annual target bonus equal to 70% of his annual base salary, subject to achievement of performance objectives. Mr. Danahy is also eligible to participate in employee benefit plans maintained from time to time by us of general applicability to other senior executives.

Mr. Danahy’s original employment agreement provided him the right to receive an option to purchase up to 300,000 shares of our common stock (the “Danahy Start Date Option”). On September 20, 2022, Mr. Danahy and the Company entered into an amendment agreement (the “Danahy Amendment”), pursuant to which he received an additional option to purchase up to 450,000 shares of our common stock (the “Danahy CEO Option”). Under Mr. Danahy’s employment agreement, as amended, the Danahy Start Date Option will vest according to the following schedule provided he continues to provides services to the Company as a Service Provider, as defined by the Company’s equity plans, through each such vesting date: (a) 1/3 of the option shares granted (100,000 option shares) will vest in four equal installments on each of the first four annual anniversaries of his Start Date, i.e., February 9, 2022, (b) 1/3 of the option shares (100,000 option shares) will vest upon the achievement of performance objectives established in good faith by the Compensation Committee, with vesting targets set at 25% (i.e., 25,000 option shares each) on each of the first four annual anniversaries of the Start Date, (c) 1/6 of the option shares (50,000 option shares) will vest in two equal installments on each of the third and fourth annual anniversaries of the Start Date, and (d) 1/6 of the option shares (50,000 option shares) will vest upon in two equal installments on each of the third and fourth annual anniversaries of the Start Date upon the achievement of performance objectives established in good faith by the Compensation Committee. In contrast, the Danahy CEO Option has time-based vesting provisions and will vest in equal installments over four years on each anniversary of the amendment date, subject to his continuing service to the Company. However, pursuant to his employment agreement, if Mr. Danahy’s employment is involuntary terminated within twelve months following a Company “change of control,” as such term is defined in his applicable option agreements, 100% of his unvested equity awards then outstanding will fully vest and become exercisable. If his employment is involuntarily terminated not in connection with a Company change of control, then the vesting of his outstanding equity awards that would normally vest over the following twelve-month period will immediately accelerate and fully vest prior to his termination.

If we terminate Mr. Danahy’s employment other than for “cause,” death, or disability or if he resigns for “good reason,” as defined in his employment agreement, then, subject to his execution of a release of claims in our favor and Mr. Danahy’s compliance with certain restrictive covenants set forth in his employment agreement Mr. Danahy is entitled to receive (i) continuing payments of his then-current base salary for a period of twelve months following his termination of employment, less applicable withholdings, (ii) accelerated vesting as to that portion of his then outstanding and unvested options that would have vested had he remained an employee for twelve months following his termination date, or accelerated vesting of 100% of his unvested options if he is involuntarily terminated within twelve months following a Company “change of control,” as defined by his employment agreement, and (iii) reimbursement of premiums to maintain group health insurance continuation benefits pursuant to “COBRA” for Mr. Danahy and his respective dependents until the earlier of (A) Mr. Danahy or his eligible dependents become covered under similar plans, or (B) the date upon which Mr. Danahy ceases to be eligible for coverage under COBRA.

As defined in Mr. Danahy’s employment agreement, as amended, “cause” means Mr. Danahy’s (i) conviction of, or plea of nolo contendere to, a felony or any crime involving fraud, embezzlement or any other act of moral turpitude, (ii)  gross misconduct, (iii) unauthorized use or disclosure of any proprietary information or trade secrets of the Company or any other party to whom Mr. Danahy owes an obligation of nondisclosure as a result of Mr. Danahy relationship with the Company; (iv) willful breach of any obligations under any written agreement or covenant with the Company that is injurious to the Company; or (v)  continued failure to perform his employment duties after Mr. Danahy has received a written demand of performance from the Company which specifically sets forth the factual basis for the Company’s belief that Mr. Danahy has not substantially performed his duties and has failed to cure such non-performance to the Company’s satisfaction within 30 business days after receiving such notice.

As defined in Mr. Danahy’s employment agreement, as amended, “good reason” means Mr. Danahy’s resignation within 30 days following the expiration of any Company cure period (discussed below) following the occurrence of one or more of the following, without Mr. Danahy’s express written consent: (i) the assignment to Mr. Danahy of any duties beyond the generally recognized scope of employment of a company chief executive officer or the reduction of Mr. Danahy’s duties or the removal of Mr. Danahy from his position and responsibilities as chief executive officer, either of which must result in a material diminution of Mr. Danahy’s authority, duties, or responsibilities with the Company in effect immediately prior to such assignment; provided, however, if Mr. Danahy is provided with an alternative executive type position within the Company or its subsidiaries at the same or better compensation as proved herein or that a reduction in duties, position or responsibilities solely by virtue of the Company being acquired and made part of a larger entity will not constitute “good reason”; (ii) a material reduction in Mr. Danahy’s base salary (except where there is a reduction applicable to the management team generally of not more than 10% of Mr. Danahy’s base salary); or (iii) a material change in the geographic location of Mr. Danahy’s primary work facility or location; provided, that a relocation of less than 50 miles from Mr. Danahy’s then present work location will not be considered a material change in geographic location. Mr. Danahy will not resign for good reason without first providing the Company with written notice of the acts or omissions constituting the grounds for “good reason” within 90 days of the initial existence of the grounds for “good reason” and a reasonable cure period of not less than 30 days following the date of such notice and such grounds for “good reason” have not been cured during such cure period.

In the event any payment to Mr. Danahy pursuant to his employment agreement would be subject to the excise tax imposed by Section 4999 of the Code as a result of a payment being classified as a parachute payment under Section 280G of the Code, Mr. Danahy will receive such payment as would entitle him to receive the greatest after-tax benefit, even if it means that we pay him a lower aggregate payment so as to eliminate the potential excise tax imposed by Section 4999 of the Code.

Mr. Danahy has also entered into our standard inventions assignment, confidentiality and non-competition agreement and our standard indemnification agreement for officers and directors.

Employment Agreement with Darrin R. Uecker (Chief Technology Officer)

We entered into an employment agreement with Mr. Uecker on September 8, 2015, when he joined the Company as our President and Chief Executive Officer. We then amended Mr. Uecker’s employment agreement on October 5, 2016, in advance of our initial public offering of shares. We again amended Mr. Uecker’s employment agreement on September 20, 2022, when the Board appointed him as our Chief Technology Officer, so that he could focus his efforts on new product development in cardiology. Mr. Uecker’s employment agreement, as amended, has no specific term and constitutes at-will employment. His current annual base salary is $525,000. Presently, Mr. Uecker is eligible for an annual target bonus equal to 70% of his annual base salary, subject to achievement of performance objectives. Mr. Uecker is also eligible to participate in employee benefit plans maintained from time to time by us of general applicability to other senior executives.

Mr. Uecker’s employment agreement provided him the right to receive an option to purchase shares of our common stock equal to 3% of our fully diluted equity as of September 8, 2015 (the “Uecker Start Date Option”), and the right to receive an option to purchase shares of our common stock subsequent to the completion of the then planned IPO such that, including the Uecker Start Date Option, Mr. Uecker would hold options to purchase shares equal to 3% of our post-IPO fully diluted equity (the “IPO Option”). On October 5, 2016, Mr. Uecker and our Company entered into an amendment agreement (the “Uecker Amendment”), pursuant to which Mr. Uecker agreed to forgo receipt of the IPO Option until our stockholders approve a new equity incentive plan or an increase in the number of shares available under our 2015 Equity Incentive Plan. Pursuant to the Uecker Amendment, in exchange for Mr. Uecker forgoing receipt of the IPO Option, Mr. Uecker received (i) an option grant to purchase 187,286 shares of our common stock, which is a number of shares equal to the number of shares he would have been entitled to receive upon completion of the IPO, and (ii) a restricted stock grant with a grant date fair value equal to the product of (A) (i) the exercise price per share of the deferral grant, less (ii) $4.00 per share, multiplied by (B) 187,286. In the event of a change in control that precedes the aforementioned option grant while Mr. Uecker is still an employee of our Company, Mr. Uecker would be entitled to receive a cash bonus equal to the consideration he would have received as a holder of a vested option to purchase 187,286 shares of our common stock at an exercise price of $4.00 per share. Pursuant to Mr. Uecker’s employment agreement, if we experience a change of control, as such term is defined in Mr. Uecker’s applicable option agreement, and Mr. Uecker remains an employee through the date of such change of control, the Uecker Start Date Option and IPO Option, to the extent outstanding and unvested, will fully vest and become exercisable. The Uecker Start Date Option and IPO Option will be exercisable for a 10-year period after the start date of employment.

If we terminate Mr. Uecker’s employment other than for “cause,” death, or disability or if he resigns for “good reason,” as defined in his employment agreement, then, subject to his execution of a release of claims in our favor and Mr. Uecker’s compliance with certain restrictive covenants set forth in his employment agreement Mr. Uecker is entitled to receive (i) continuing payments of Mr. Uecker’s then-current base salary for a period of 12 months following his termination of employment, less applicable withholdings, (ii) accelerated vesting as to that portion of Mr. Uecker’s then outstanding and unvested options that would have vested had Mr. Uecker remained an employee for twelve months following his termination date, and (iii) reimbursement of premiums to maintain group health insurance continuation benefits pursuant to “COBRA” for Mr. Uecker and his respective dependents until the earlier of (A) Mr. Uecker or his eligible dependents become covered under similar plans, or (B) the date upon which Mr. Uecker ceases to be eligible for coverage under COBRA.

As defined in Mr. Uecker’s employment agreement, as amended, “cause” means Mr. Uecker’s (i) conviction of, or plea of nolo contendere to, a felony or any crime involving fraud, embezzlement or any other act of moral turpitude, (ii)  gross misconduct, (iii) unauthorized use or disclosure of any proprietary information or trade secrets of the Company or any other party to whom Mr. Uecker owes an obligation of nondisclosure as a result of Mr. Uecker relationship with the Company; (iv) willful breach of any obligations under any written agreement or covenant with the Company that is injurious to the Company; or (v)  continued failure to perform his employment duties after Mr. Uecker has received a written demand of performance from the Company which specifically sets forth the factual basis for the Company’s belief that Mr. Uecker has not substantially performed his duties and has failed to cure such non-performance to the Company’s satisfaction within 30 business days after receiving such notice.

As defined in Mr. Uecker’s employment agreement, as amended, “good reason” means Mr. Uecker’s resignation within 30 days following the expiration of any Company cure period (discussed below) following the occurrence of one or more of the following, without Mr. Uecker’s express written consent: (i) the assignment to Mr. Uecker of any duties beyond the generally recognized scope of employment of a company chief technology officer or the reduction of Mr. Uecker’s duties or the removal of Mr. Uecker from his position and responsibilities as chief techology officer, either of which must result in a material diminution of Mr. Uecker’s authority, duties, or responsibilities with the Company in effect immediately prior to such assignment; provided, however, if Mr. Uecker is provided with an alternative executive type position within the Company or its subsidiaries at the same or better compensation as proved herein or that a reduction in duties, position or responsibilities solely by virtue of the Company being acquired and made part of a larger entity will not constitute “good reason”; (ii) a reduction in Mr. Uecker’s base salary (except where there is a reduction applicable to the management team generally of not more than 10% of Mr., Uecker’s base salary); or (iii) a material change in the geographic location of Mr. Uecker’s primary work facility or location; provided, that a relocation of less than 50 miles from Mr. Uecker’s then present work location will not be considered a material change in geographic location. Mr. Uecker will not resign for good reason without first providing the Company with written notice of the acts or omissions constituting the grounds for “good reason” within 90 days of the initial existence of the grounds for “good reason” and a reasonable cure period of not less than 30 days following the date of such notice and such grounds for “good reason” have not been cured during such cure period.

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

Employment Agreement with Mitchell E. Levinson (Chief Strategy Officer)

We entered into an employment agreement with Mr. Levinson on August 19, 2021, when he joined the Company as our Chief Strategy Officer. The employment agreement has no specific term and constitutes at-will employment. Mr. Levinson’s current annual base salary is $389,380. Presently, Mr. Levinson is eligible for an annual target bonus equal to 50% of his annual base salary, prorated for the year of hire, subject to achievement of performance objectives set and measured in the good faith of our board of directors. Mr. Levinson is eligible to participate in employee benefit plans maintained from time to time by us of general applicability to other senior executives.

Immediately prior to his appointment as an executive officer, Mr. Levinson resigned from our board of director’s Sciences and Technology Committee and Compensation Committee, and the Science and Technology Committee has since been dissolved. Mr. Levinson continues to serve as a Company director, however, because he is no longer considered to be an independent director, he no longer receives compensation for his board service.

Mr. Levinson’s employment agreement provided him the right to receive an option to purchase up to 65,510 shares of our Common (the “Levinson Start Date Option”). The Levinson Start Date Option is exercisable for a 10-year period after the start date of employment. Subject to certain accelerated vesting provisions as described herein, the options provided by the Levinson Start Date Option will vest as follows: (a) 50% of the option shares granted (32,755 option shares) will vest in three equal installments (10,918 option shares) on the second, third and fourth anniversary of the start date and (b) 50% of the option shares (32,755 option shares) will vest upon the achievement of performance objectives established in good faith by the Compensation Committee of the board of directors, with vesting targets set at 25% (8,188 option shares) on each annual anniversary of the Start Date. All vesting is subject to Mr. Levinson’s continuing to be a Service Provider (as defined in our 2017 Equity Incentive Plan) through each applicable vesting date and vesting target achievement determination date.

If we terminate Mr. Levinson’s employment other than for “cause,” death, or disability or if he resigns for “good reason” as defined in his employment agreement, then, subject to his execution of a release of claims in our favor and Mr. Levinson’s compliance with certain restrictive covenants set forth in his employment agreement, Mr. Levinson is entitled to receive (i) continuing payments of Mr. Levinson’s then-current base salary for a period of 6 months following his termination of employment (3 months if the involuntary termination or resignation for good reason occurs within less than one year from the start date), less applicable withholdings, (ii) Mr. Levinson’s annual target bonus for the year of termination, prorated for the portion of the year served assuming 100% achievement, , (iii) reimbursement of premiums to maintain group health insurance continuation benefits pursuant to “COBRA” for Mr. Levinson and his respective dependents until the earlier of (A) Mr. Levinson or his eligible dependents become covered under similar plans, or (B) the date upon which Mr. Levinson ceases to be eligible for coverage under COBRA, and (iv) accelerated vesting as to that portion of Mr. Levinson’s then outstanding and unvested options that would have vested had he remained an employee for twelve months following his termination date, except in the event of involuntary termination following a Company change of control. If the involuntary termination occurs within the twelve (12) month period following a Company change of control, then (i) if the employment term as of the date of such termination is less than one year from the Start Date, then 50% of the unvested portion of Mr. Levinson’s then outstanding equity awards will immediately vest prior to his termination, and (ii) if the employment term as of the date of such termination is one year or more from the start date, then the unvested portion of Mr. Levinson’s then outstanding equity awards will immediately vest prior to his termination.

As defined in his employment agreement, “cause” means Mr. Levinson’s (i) conviction of, or plea of nolo contendere to, a felony or any crime involving fraud, embezzlement or any other act of moral turpitude, (ii) gross misconduct, (iii) unauthorized use or disclosure of any proprietary information or trade secrets of the Company or any other party to whom he owes an obligation of nondisclosure as a result of his relationship with the Company; (iv) willful breach of any obligations under any written agreement or covenant with the Company that is injurious to the Company; or (v) his continued failure to perform his employment duties after he has received a written demand for performance from the Company which specifically sets forth the factual basis for the Company’s belief that he has not substantially performed his duties and has failed to cure such non-performance to the Company’s satisfaction within thirty (30) business days after receiving such notice.

As defined in his employment agreement, “good reason” means Mr. Levinson’s resignation within thirty (30) days following the expiration of any Company cure period (discussed below) following the occurrence of one or more of the following, without his express written consent: (i) the assignment to Mr. Levinson of any duties beyond the generally recognized scope of employment of a company Chief Strategy Officer or the reduction of his duties or the removal of Mr. Levinson from his position and responsibilities as Chief Strategy Officer, either of which must result in a material diminution of his authority, duties, or responsibilities with the Company in effect immediately prior to such assignment; provided, however, if the he is provided with an alternative executive type position within the Company or its subsidiaries at the same or better compensation as proved herein or that a reduction in duties, position or responsibilities solely by virtue of the Company being acquired and made part of a larger entity will not constitute “Good Reason”; (ii) a reduction in Mr. Levinson’s base salary (except where there is a reduction applicable to the management team generally of not more than 10% of Executive’s base salary); or (iii) a material change in the geographic location of Executive’s primary work facility or location; provided, that a relocation of less than fifty (50) miles from Executive’s then present work location will not be considered a material change in geographic location. Executive will not resign for Good Reason without first providing the Company with written notice of the acts or omissions constituting the grounds for “Good Reason” within ninety (90) days of the initial existence of the grounds for “Good Reason” and providing a cure period of not less than thirty (30) days following the date of such notice and such grounds for “Good Reason” have not been cured during such cure period.

In the event any payment to Mr. Levinson pursuant to his employment agreement would be subject to the excise tax imposed by Section 4999 of the Code as a result of a payment being classified as a parachute payment under Section 280G of the Code, Mr. Levinson will receive such payment as would entitle him to receive the greatest after-tax benefit, even if it means that we pay him a lower aggregate payment so as to eliminate the potential excise tax imposed by Section 4999 of the Code.

Mr. Levinson has also entered into our standard inventions assignment, confidentiality and non-competition agreement and our standard indemnification agreement for officers and directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 20, 2024 with respect to the beneficial ownership of our common stock by (i) each person we believe beneficially holds more than 5% of the outstanding shares of our common stock based solely on our review of SEC filings or information provided to us by such person; (ii) each director and nominee; (iii) each named executive officer listed in the table entitled, “Summary Compensation Table” under the section entitled, “Executive Compensation;” and (iv) all directors and executive officers as a group. As of March 20, 2024, there were 55,225,333 shares of our common stock issued and outstanding. Unless otherwise indicated, all persons named as beneficial owners of our common stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned. Unless otherwise noted below, the address of each stockholder listed on the table is c/o Pulse Biosciences, Inc., 3957 Point Eden Way, Hayward, California 94545.

Name of beneficial owner	Number of Shares Owned(1)	Right to Acquire Shares(2)	Total Beneficial Ownership	Percent of Class(3)
5% Stockholders:
Robert W. Duggan(4)	37,827,813	162,439	37,990,252	68.6%

Named executive officers and directors:
Kevin P. Danahy	35,887	212,500	248,387	(*	)
Robert W. Duggan(4)	37,827,813	162,439	37,990,252	68.6%
Mitchell E. Levinson(5)	100,229	194,358	294,587	(*	)
Manmeet S. Soni	—	307,218	307,218	(*	)
Shelley D. Spray	—	99,560	99,560	(*	)
Darrin R. Uecker	151,461	742,382	893,843	1.6%
Richard A. van den Broek	—	200,473	200,473	(*	)
Mahkam Zanganeh, D.D.S.(6)	752,985	217,130	970,115	1.7%

All executive officers and directors as a group (8 people)	38,868,375	2,136,060	41,004,435	71.5%

(*)	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.
(1)	Excludes shares that may be acquired through the exercise of outstanding stock options or the vesting of restricted stock units or other equity awards
(2)	Represents shares issuable within 60 days after December 31, 2023 upon exercise of exercisable options; however, unless otherwise indicated, these shares do not include any equity awards awarded after December 31, 2023.
(3)	For purposes of calculating the Percent of Class, shares that the person or entity had a right to acquire are deemed to be outstanding when calculating the Percent of Class of such person or entity.
(4)	Based on information obtained from Mr. Duggan. Includes 351,565 shares owned by Genius Inc. and 492,069 shares owned by Blazon Corporation, both of which Mr. Duggan is the sole stockholder.
(5)	Includes (a) 9,135 shares owned by Andrea Bloom, Mr. Levinson’s spouse, and (b) 10,741 shares owned by four other immediate family members.
(6)	Includes (a) 27,000 shares owned by Mahin Zanganeh, Dr. Zanganeh’s mother, (b) 14,000 shares are owned by Mahshad Zanganeh, Dr. Zanganeh’s sister, and (c) 107,074 shares owned by a dependent minor.

Equity Compensation Plan Information

The following table presents information about our equity compensation plans as of December 31, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plans approved by security holders(1)	8,749,143	8.93	1,457,133
Equity compensation plans not approved by security holders(2)	700,893	10.04	1,249,126

(1)	Includes the following plans: the 2017 Equity Incentive Plan (the “Equity Incentive Plan”) and the 2017 Employee Stock Purchase Plan (the “ESPP”). Our Equity Incentive Plan provides that the number of shares available for issuance thereunder will be increased on the first day of each fiscal year beginning with the 2018 fiscal year in an amount equal to the least of (i) 1,200,000 shares, (ii) 4% of the outstanding shares of our common stock as of December 31 of the immediately preceding year, or (iii) such number of shares as determined by our Board of Directors. On January 1, 2023, the number of shares available for issuance under the Equity Incentive Plan increased by 1,200,000 shares pursuant to these provisions and, on December 19, 2023, the number of shares available for issuance under the Equity Incentive Plan increased by 1,375,000 shares pursuant to a special stockholder vote. These increases are reflected in the table above. On January 1, 2024, the number of shares available for issuance under the Equity Incentive Plan increased by an additional 1,200,000 shares pursuant to the Equity Incentive Plan’s provisions. This increase is not reflected in the table above. Our ESPP provides that the number of shares available for issuance thereunder will be increased on the first day of each fiscal year beginning with the 2018 fiscal year in an amount equal to the least of (i) 450,000 shares, (ii) 1.5% of the outstanding shares of our common stock as of December 31 of the immediately preceding year, or (iii) such number of shares as determined by our Board of Directors. In December 2022, our Board of Directors elected not to permit an increase to the number of shares available for issuance under our ESPP. However, on January 1, 2024, the number of shares available for issuance under the ESPP increased by 450,000 shares pursuant to the ESPP’s provisions.
(2)	Consists of the Company’s 2017 Inducement Equity Incentive Plan (the “Inducement Plan”), which was adopted by our Board of Directors. We initially reserved 1,000,000 shares of our common stock for issuance pursuant to equity awards granted under the Inducement Plan. On May 20, 2021, the Board approved an amendment to the Inducement Plan to increase the number of shares reserved for issuance by an additional 1,000,000 shares. This increase is reflected in the table above. In March 2024, the Board approved a second amendment to the Inducement Plan to reserve an additional 2,000,000 shares of the Company’s common stock for issuance pursuant to the Inducement Plan. This increase is not reflected in the table above.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures for Related Party Transactions

We have adopted a formal written policy that our executive officers, directors, nominees for election as directors, beneficial owners of more than 5% of any class of our common stock, and any member of the immediate family of any of the foregoing persons are not permitted to enter into a related party transaction with us, where the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, without the prior consent of our Audit Committee, subject to the pre-approval exceptions described below. If advance approval is not feasible, then the related party transaction will be considered at the Audit Committee’s next regularly scheduled meeting. In approving or rejecting any such proposal, our Audit Committee considers the facts and circumstances available and deemed relevant by our Audit Committee, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. Our Audit Committee has reviewed certain types of related party transactions that it has deemed pre-approved even if the aggregate amount involved will exceed $120,000, including employment of executive officers, director compensation, certain transactions with other organizations at which a related party’s only relationship is as a non-executive employee, director or beneficial owner of less than 10% of that organization’s shares, transactions where all stockholders receive proportional benefits, transactions involving competitive bids, regulated transactions, and certain banking-related services.

Related Party Transactions

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements discussed in this Proxy Statement in the sections titled “Director Compensation” and “Executive Compensation,” we describe below transactions and series of similar transactions, since the beginning of our last fiscal year, to which we were a party or will be a party, in which:

● the amounts involved exceeded or will exceed $120,000; and

●   any of our directors, nominees for director, executive officers, or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

D&O Insurance

In May 2022, the Company determined not to renew its annual director and officer liability insurance policy due to disproportionately high premiums quoted by insurance companies. Instead, on May 31, 2022, the Company and Robert W. Duggan, the Company's Executive Chairman, entered into a letter agreement (the “Letter Agreement”) pursuant to which Mr. Duggan agreed with the Company to personally provide indemnity coverage for a one-year period. The Company paid a fee of $1.0 million to Mr. Duggan on May 31, 2023, the last day of the one-year period, in consideration of the obligations set forth in the Letter Agreement.

In May 2023, the Company secured director and officer liability insurance from third-party insurance carriers through a brokered transaction.

Duggan Term Loan

In September 2022 we entered into the 2022 Loan Agreement with Robert W. Duggan, our majority stockholder and Executive Chairman, in connection with Mr. Duggan lending the principal sum of $65.0 million to the Company. The Loan Agreement bore interest at a rate per annum equal to 5.0%, payable quarterly commencing on January 1, 2023, with the principal sum payable on March 20, 2024. On March 17, 2023, the Company and Mr. Duggan amended certain terms of the Loan Agreement. There were no changes to the interest rate, but the principal sum repayment date was changed to September 30, 2024. During the year ended December 31, 2023, we made cash payments of $1.7 million for accrued interest on the loan, and recorded an additional $1.1 million of interest expense in relation to the 2022 Loan Agreement. On April 30, 2023, we entered into a Securities Purchase Agreement with Mr. Duggan, pursuant to which the Company agreed to issue and sell to Mr. Duggan 10,022,937 shares of the Company’s common stock, par value $0.001 per share, in a Private Placement, at a price per share of $6.51. These shares were paid for through the cancellation of the amounts then owed by us under the 2022 Loan Agreement, the principal sum of $65.0 million and all accrued and unpaid interest outstanding, which totaled approximately $0.2 million as of April 30, 2023. The parties completed the Private Placement on May 9, 2023 and, upon closing and satisfaction of the outstanding debt, the 2022 Loan Agreement terminated, without early termination fees or penalties being owed by us. No additional amounts are owed to Mr. Duggan under the 2022 Loan Agreement.

Financings

Mr. Duggan oversubscribed in the rights offerings conducted by the Company in 2022. In the rights offering that closed in June 2022, Mr. Duggan purchased 5,764,188 shares of Company common stock and warrants to purchase up to an additional 5,764,188 shares of Company common stock.

As of March 20, 2024, Mr. Duggan is the beneficial owner of approximately 69% of our outstanding common stock.

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

Other Transactions

We have granted stock options to our executive officers and our directors. See the sections titled “Director Compensation” and “Executive Compensation” for a description of these stock options. In the ordinary course of business, we enter into offer letters and employment agreements with our executive officers. We have also entered into indemnification agreements with each of our directors, officers, and other executives. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

Item 14. Principal Accounting Fees and Services

Policy on Audit Committee’s Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee reviews and pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services and tax services, as well as specifically designated non-audit services which, in the opinion of the Audit Committee, will not impair the independence of the independent registered public accounting firm. Pre-approval generally is provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and generally is subject to a specific budget. The independent registered public accounting firm and our management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, including the fees for the services performed to date. In addition, the Audit Committee also may pre-approve particular services on a case-by-case basis, as necessary or appropriate.

Auditor Fees

The following table sets forth the approximate aggregate fees billed to us by Deloitte & Touche LLP in fiscal years 2023 and 2022 (in thousands):

Fee Category	2023	2022
Audit fees	$733	$610
Audit-related fees	34	30
All other fees	34	26
Total	$801	$666

Audit Fees consisted of professional services rendered in connection with the audit of our annual financial statements included in our Annual Report on Form 10-K and quarterly review of our financial statements included in our Quarterly Reports on Form 10-Q. This category also includes advice on accounting matters that arose during the audit or the review of interim financial statement.

Audit-Related Fees consisted of professional services for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These include services rendered in connection with comfort letters related to our ATM offering and consents related to registration statements.

Tax Fees consisted of a Section 382 study.

All Other Fees consisted of expense reimbursements and the subscription to an online technical tool.

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

(b) The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit		Incorporation by Reference
Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Plan of Conversion of Pulse Biosciences, Inc.	8-K12B	001-37744	2.1	June 18, 2018
3.1	Articles of Conversion	8-K12B	001-37744	3.1	June 18, 2018
3.2	Certificate of Conversion	8-K12B	001-37744	3.2	June 18, 2018
3.3	Certificate of Incorporation of Pulse Biosciences, Inc.	8-K12B	001-37744	3.3	June 18, 2018
3.4	Bylaws of Pulse Biosciences, Inc.	8-K12B	001-37744	3.4	June 18, 2018
4.1	Specimen Common Stock Certificate	8-K12B	001-37744	4.1	June 18, 2018
4.2	Form of Warrant	S-3/A	333-237577	4.3	May 1, 2020
4.3	Form of Warrant Agent Agreement	S-3/A	333-237577	4.4	May 1, 2020
10.1	Lease for facilities at 3955 Point Eden Way, Hayward, California, dated January 26, 2017	10-K	001-37744	10.1	March 20, 2017
10.2#	License Agreement among Old Dominion University Research Foundation, Eastern Virginia Medical School and the Registrant	S-1/A	333-208694	10.12	May 3, 2016
10.3	Amendments No. 1 to License Agreement among Old Dominion University Research Foundation, Eastern Virginia Medical School and the Registrant	S-1/A	333-208694	10.13	March 7, 2016
10.4+	Employment Agreement between Mitchell E. Levinson and the Registrant	10-K	001-37744	10.4	March 31, 2022
10.5+	Employment Agreement between Kevin Danahy and the Registrant	10-K	001-37744	10.5	March 31, 2022
10.6	Securities Purchase Agreement, dated February 7, 2017, by and between Pulse Biosciences, Inc. and certain purchasers	8-K	001-37744	10.1	February 10, 2017
10.7	Securities Purchase Agreement, dated September 24, 2017, by and between Pulse Biosciences, Inc. and certain purchasers	8-K	001-37744	10.1	September 25, 2017
10.8+	2015 Stock Incentive Plan	S-1	333-208694	10.2	December 22, 2015
10.9+	2017 Inducement Equity Incentive Plan and forms of agreements thereunder	8-K	001-37744	10.1	November 28, 2017
10.10+	2017 Equity Incentive Plan and forms of agreements thereunder	10-K	001-37744	10.10	March 12, 2021
10.11+	2017 Employee Stock Purchase Plan and forms of agreements thereunder	8-K	001-37744	10.2	May 19, 2017
10.12+	Form of Director Option Agreement, not issued under the 2015 Stock Incentive Plan	S-1	333-208694	10.3	December 22, 2015
10.13+	Executive Employment Agreement between Darrin R. Uecker and the Registrant	S-1	333-208694	10.9	December 22, 2015
10.14+	Amendment to Employment Agreement between Darrin R. Uecker and Pulse Biosciences, Inc. dated October 5, 2016	8-K	001-37744	10.1	October 11, 2016
10.15+	Form of At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement for Employees	S-1	333-208694	10.10	December 22, 2015
10.16+	Form of Indemnification Agreement	8-K12B	001-37744	10.1	June 18, 2018
10.17	First Amendment to the lease for facilities at 3955 Point Eden Way, Hayward, California, dated May 28, 2019	8-K	001-37744	10.19	May 31, 2019
10.18	At-the-Market Equity Offering Sales Agreement	8-K	001-37744	1.1	February 4, 2021
10.19	Securities Purchase Agreement, dated June 30, 2021, by and between Pulse Biosciences, Inc. and Robert W. Duggan	8-K	001-37744	10.1	July 1, 2021
10.20	Indemnification Letter, dated May 27, 2022, by and between Pulse Biosciences, Inc. and Robert W. Duggan	10-Q	001-37744	10.1	August 10, 2022
10.21	Loan Agreement, dated as of September 20, 2022, by and between Pulse Biosciences, Inc. and Robert W. Duggan	8-K	001-37744	10.1	September 23, 2022
10.22+	Amendment to Employment Agreement, between Darrin Uecker and Pulse Biosciences, Inc., dated September 20, 2022	8-K	001-37744	10.2	September 23, 2022
10.23+	Amendment to Employment Agreement, between Kevin Danahy and Pulse Biosciences, Inc., dated September 23, 2022	8-K	001-37744	10.1	September 28, 2022

10.24+	Amendment to Employment Agreement, between Kevin Danahy and Pulse Biosciences, Inc., dated May 4, 2023	8-K	001-37744	10.1	May 5, 2023
10.25+	Amendment to Employment Agreement, between Darrin Uecker and Pulse Biosciences, Inc., dated May 5, 2023	8-K	001-37744	10.2	May 5, 2023
10.26+*	Third Amendment to Employment Agreement, between Kevin Danahy and Pulse Biosciences, Inc., dated March 2024
10.27+*	Fourth Amendment to Employment Agreement, between Darrin Uecker and Pulse Biosciences, Inc., dated March 2024
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
97.1*	Section 10D Clawback Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

PULSE BIOSCIENCES, INC.

Date: March 28, 2024	By:	/s/ Kevin P. Danahy
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

Signature	Title	Date

/s/ Kevin P. Danahy	Chief Executive Officer	March 28, 2024
Kevin P. Danahy	(Principal Executive and Principal Financial Officer)

/s/ Robert W. Duggan	Executive Chairman of the Board of Directors	March 28, 2024
Robert W. Duggan

/s/ Darrin R. Uecker	Chief Technology Officer and Director	March 28, 2024
Darrin R. Uecker

/s/ Shelley D. Spray	Director	March 28, 2024
Shelley D. Spray

/s/ Manmeet S. Soni	Director	March 28, 2024
Manmeet S. Soni

/s/ Mahkam Zanganeh	Director	March 28, 2024
Mahkam Zanganeh

/s/ Richard A. van den Broek	Director	March 28, 2024
Richard A. van den Broek

/s/ Timothy H. Mitsuoka	Corporate Controller	March 28, 2024
Timothy H. Mitsuoka	(Principal Accounting Officer)