Form 10-Q
period 2024-03-31
Pulse Biosciences, Inc.
filed 2024-05-07
CIK 1625101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares outstanding of the registrant’s common stock as of May 2, 2024: 55,225,333

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PULSE BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$34,885	$44,365
Prepaid expenses and other current assets	964	963
Total current assets	35,849	45,328

Property and equipment, net	1,400	1,528
Intangible assets, net	1,719	1,886
Goodwill	2,791	2,791
Right-of-use assets	7,040	7,256
Other assets	365	365
Total assets	$49,164	$59,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,712	$1,836
Accrued expenses	2,268	3,814
Lease liability, current	1,101	1,058
Total current liabilities	5,081	6,708

Lease liability, less current portion	7,796	8,086
Total liabilities	12,877	14,794

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized – 50,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized – 500,000 shares; issued and outstanding – 55,225 shares and 55,144 shares at March 31, 2024 and December 31, 2023 respectively	55	55
Additional paid-in capital	383,284	381,220
Accumulated other comprehensive income (loss)	—	—
Accumulated deficit	(347,052)	(336,915)
Total stockholders’ equity	36,287	44,360
Total liabilities and stockholders’ equity	$49,164	$59,154

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Product revenues	$—	$—
Total revenues	—	—
Cost and expenses:
Research and development	6,741	5,829
General and administrative	3,874	3,733
Total cost and expenses	10,615	9,562
Loss from operations	(10,615)	(9,562)
Other income (expense):
Interest income (expense), net	478	(239)
Total other income (expense)	478	(239)
Loss from operations, before income taxes	(10,137)	(9,801)
Income tax benefit	—	—
Net loss	(10,137)	(9,801)
Comprehensive loss	$(10,137)	$(9,801)
Net loss per share:
Basic and diluted net loss per share	$(0.18)	$(0.26)
Weighted average shares used to compute net loss per common share — basic and diluted	55,172	37,390

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(10,137)	$(9,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	132	135
Amortization of intangible assets	167	167
Stock-based compensation	1,759	896
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	7	160
Other receivables	(7)	(1)
Right-of-use assets	216	193
Accounts payable	(124)	587
Accrued expenses	(1,546)	496
Deferred revenue	—	4
Lease liabilities	(247)	(207)
Accrued interest on related party note payable	—	801
Net cash used in operating activities	(9,780)	(6,570)
Cash flows from investing activities:
Purchases of property and equipment	(5)	(39)
Net cash used in investing activities	(5)	(39)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	296	291
Proceeds from exercises of warrants	—	194
Proceeds from exercises of stock options	9	—
Payments made on related party note	—	(917)
Net cash provided by (used in) financing activities	305	(432)
Net decrease in cash and cash equivalents	(9,480)	(7,041)
Cash and cash equivalents at beginning of period	44,365	61,139
Cash and cash equivalents at end of period	$34,885	$54,098

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2023	55,144	$55	$381,220	$—	$(336,915)	$44,360
Issuance of common stock under employee stock purchase plan	78	—	296	—	—	296
Issuance of common stock upon exercise of stock options	3	—	9	—	—	9
Stock-based compensation expense	—	—	1,759	—	—	1,759
Net loss	—	—	—	—	(10,137)	(10,137)
Balance, March 31, 2024	55,225	$55	$383,284	$—	$(347,052)	$36,287

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	(Deficit) Equity
Balance, December 31, 2022	37,235	$37	$292,420	$—	$(294,705)	$(2,248)
Issuance of shares under employee stock purchase plan	262	—	291	—	—	291
Issuance of shares upon exercise of warrants	96	—	194	—	—	194
Stock-based compensation expense	—	—	896	—	—	896
Net loss	—	—	—	—	(9,801)	(9,801)
Balance, March 31, 2023	37,593	$37	$293,801	$—	$(304,506)	$(10,668)

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of the Business

Pulse Biosciences, Inc. is a novel bioelectric medicine company committed to health innovation using its patented Nano-pulse Stimulation ("NPS") technology, a revolutionary energy modality that delivers nanosecond-duration pulses of electrical energy, each less than a millionth of a second long, to non-thermally clear targeted cells while sparing adjacent noncellular tissue. NPS technology, also referred to as Nanosecond Pulsed-Field Ablation ("nsPFA") technology when used to ablate cellular tissue, can be used to treat a variety of medical conditions for which an optimal solution remains unfulfilled. The Company developed its proprietary CellFX System, a novel nsPFA delivery platform, and commercialized the initial application of its nsPFA technology to treat benign lesions of the skin. In parallel, the Company has designed a variety of applicators, or end-effectors, to explore the potential use of the CellFX platform to treat disorders in other medical specialties, such as cardiology, gastroenterology, gynecology, and ear, nose and throat. These applicators include devices for open surgical procedures, endoscopic or minimally invasive procedures, and endoluminal catheters, and each has been used in preclinical studies. Based on our preclinical experience and the potential to significantly improve outcomes for patients in a large and growing market, the Company decided in 2022 to focus its primary efforts on the use of nsPFA energy and the CellFX platform in the treatment of atrial fibrillation ("AF") and in a select few other markets where it could have a profound positive impact on healthcare for both patients and providers.

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

2. Summary of Significant Accounting Policies

Going Concern

As of March 31, 2024, the Company had an accumulated deficit of $347.1 million, cash outflows from operations of $9.8 million for the three months then ended, cash and cash equivalents of $34.9 million and a net loss of $10.1 million. The Company anticipates net losses for the next several years or until it can generate substantial product revenue and achieve profitability. Based on the Company’s current operating plan, the Company has determined that, with its current financial resources, the Company would be able to operate into the first quarter of 2025. As the Company’s operating plan does not allow the Company to operate for a period of twelve months from the date the condensed consolidated financial statements are issued without additional financing, based on the Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern, the Company is required to disclose that substantial doubt regarding the Company’s ability to continue as a going concern exists. This evaluation initially cannot take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. To continue to fund the operations of the Company beyond this time period, management has developed a plan, which primarily consists of raising additional capital through a rights offering expected to close in the second quarter of 2024. Additionally, the Company may utilize some combination of public or private equity offerings, debt financings, or potential new collaborations in the future. There is no assurance, however, that any additional financing or any revenue-generating collaboration will be available when needed or that management of the Company will be able to obtain financing or enter into a collaboration on terms acceptable to the Company. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the Company’s  December 31, 2023 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The condensed consolidated financial statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) and, as permitted by such rules and regulations, omit certain information and footnote disclosures necessary to present the financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The condensed consolidated balance sheet as of  December 31, 2023 was derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three-month period ended March 31, 2024, are not necessarily indicative of the results to be expected for the entire year or any future periods.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The Company continually evaluates the accounting policies and estimates used in preparing the consolidated financial statements. During both the year ended December 31, 2023, and the three-month period ended March 31, 2024, the Company issued stock options to certain employees which contain market conditions related to overall market capitalization. Additionally, the Company has issued stock options to certain employees which contain performance conditions related to certain financial measures and achievements of strategic/operational milestones.

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

Product Warranty

The Company provides a standard warranty on eligible products which provides the customer assurances that the products comply with the agreed-upon specifications. The standard warranty does not provide any services in addition to those assurances. The Company accrued a warranty reserve for products sold based upon the best estimate of the nature, frequency, and costs of future claims. These estimates are inherently uncertain given the short history of sales, and changes to the historical or projected warranty experience  may cause material changes to the warranty reserve in the future. In June 2023, the Company reduced the accrued warranty liability to zero. Based upon the Company's shift in focus, there are a limited number of consoles currently covered under the standard warranty. All inventory has been fully written off, therefore the only incremental costs to fulfill a warranty claim in 2024 would be shipping costs or the costs to replace the CellFX nsPFA electrode, which would be immaterial in nature.

Warranty accrual activity consisted of the following for the three-month periods ended  March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning balance	$—	$50
Add: Accruals for warranties issued during the period	—	—
Less: Adjustment for inventory at cost and excessive and obsolete inventory	—	—
Ending balance	$—	$50

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

The following outstanding stock options, and warrants were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2024	2023
Common stock warrants	—	7,208,193
Common stock options	10,096,411	5,608,210
Total	10,096,411	12,816,403

Recent Accounting Pronouncements Not Yet Adopted

As of March 31, 2024, there were no material changes to the information provided regarding recent accounting pronouncements in Note 2, “Summary of Significant Accounting Policies” in the Company’s Form 10-K for the fiscal year ended December 31, 2023.

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

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis as of March 31, 2024 and December 31, 2023, respectively (in thousands):

		March 31, 2024
Assets	Classification	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$32,702	$—	$—	$32,702
Total assets measured at fair value		$32,702	$—	$—	$32,702

		December 31, 2023
Assets	Classification	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$41,184	$—	$—	$41,184
Total assets measured at fair value		$41,184	$—	$—	$41,184

The Company did not have any financial liabilities measured on a recurring basis as of  March 31, 2024 or December 31, 2023.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Leasehold improvements	$2,519	$2,519
Laboratory equipment	1,247	1,247
Furniture, fixtures and equipment	966	966
Software	272	272
Construction in progress	5	—
Total property and equipment	5,009	5,004
Less: Accumulated depreciation and amortization	(3,609)	(3,476)
Total property and equipment, net	$1,400	$1,528

Depreciation expense was $0.1 million for each of the three-month periods ended March 31, 2024 and 2023.

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

Intangible assets, net consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Acquired patents and licenses	$7,985	$7,985
Less: Accumulated amortization	(6,266)	(6,099)
Total intangible assets, net	$1,719	$1,886

A schedule of the amortization of intangible assets for the remainder of 2024 and the succeeding two fiscal years is as follows (in thousands):

Years ending December 31:
2024 (remaining 9 months)	$498
2025	665
2026	556
Total	$1,719

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Compensation expense	$1,783	$3,199
Clinical trial fees and costs	56	84
Professional fees	232	343
Other	197	188
Total accrued expenses	$2,268	$3,814

5. Goodwill

In 2014, the Company acquired three companies (the “Acquisitions”) for aggregate consideration of $5.5 million. In accordance with ASC Topic 805, Business Combinations, the Company recorded goodwill of $2.8 million in connection with the Acquisitions as the consideration paid exceeded the fair value of the net tangible assets and the intangible assets acquired.

In accordance with ASC Topic 350, Intangibles-Goodwill and Other (as amended by Accounting Standards Update 2017-04), the Company reviews goodwill for impairment at least annually or whenever any events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company performed an updated goodwill impairment analysis as of March 31, 2024, and it was determined that no impairment of goodwill existed.

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

Rights Offerings

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

The 2017 Plan has a 10-year term, and provides for the grant of stock options, stock appreciation rights, restricted stock, RSUs, performance units, and performance shares to employees, directors and consultants of the Company and any parent or subsidiary of the Company, as the Compensation Committee of the Board  may determine. Subject to an annual evergreen increase and adjustment in the case of certain capitalization events, the Company initially reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to awards under the 2017 Plan. In addition, shares remaining available under the Company’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”), and shares reserved but not issued pursuant to outstanding equity awards that expire or terminate without being exercised or that are forfeited or repurchased by the Company will be added to the shares of common stock available for issuance under the 2017 Plan. The 2017 Plan is administered by the Board’s Compensation Committee. Effective at both January 1, 2024 and 2023, the number of shares of common stock available under the 2017 Plan increased by 1,200,000, respectively, pursuant to the evergreen provision of the 2017 Plan. Under the evergreen provision of the 2017 Plan, the share increase is determined based on the least of (i) 1,200,000 shares, (ii) 4% of the Company’s common stock outstanding at  December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. Additionally, in  December 2023, the number of shares of common stock available under the 2017 Plan increased by 1,375,000 shares as a result of a stockholder vote held at a special meeting of stockholders. As of March 31, 2024, 810,758 shares of common stock remained available for issuance under the 2017 Plan.

During November 2017, the Board adopted the 2017 Inducement Equity Incentive Plan (the “Inducement Plan”) and reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan was adopted without stockholder approval.

The Inducement Plan has a 10-year term and provides for the grant of equity-based awards, including non-statutory stock options, RSUs, restricted stock, stock appreciation rights, performance shares and performance units, and its terms are substantially similar to the 2017 Plan, including with respect to treatment of equity awards in the event of a “merger” or “change in control” as defined under the Inducement Plan. Options issued under the Inducement Plan  may have a term up to ten years and have variable vesting provisions. New hire grants generally vest 25% per year starting upon the first anniversary of the grant. Equity-based awards issued under the Inducement Plan are only issuable to individuals not previously engaged as employees or non-employee directors of the Company prior to the Inducement Plan’s adoption date. In  May 2021, the Board approved an amendment to the Inducement Plan to reserve an additional 1,000,000 shares of the Company’s common stock for issuance pursuant to the Inducement Plan. And, in  March 2024, the Board approved a second amendment to the Inducement Plan to reserve an additional 2,000,000 shares of the Company’s common stock for issuance pursuant to the Inducement Plan. As of March 31, 2024, 3,249,126 shares of common stock remained available for issuance under the Inducement Plan.

A summary of stock option activity under the 2015 Plan, 2017 Plan and Inducement Plan for the three-months ended  March 31, 2024 is presented below:

	Stock Options Outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)
Balances — December 31, 2023	9,466,036	$9.01	7.78
Options granted	639,000	9.00
Options exercised	(3,000)	2.92
Options canceled	(4,125)	6.65
Options expired	(1,500)	17.01
Balances — March 31, 2024	10,096,411	$9.01	7.69
Exercisable — March 31, 2024	4,021,494	$13.58	5.41

Time-based Options

The Company awards time-based options which vest and become exercisable, subject to the individual’s continued employment or service through the applicable vesting date. Time-based options can have various vesting schedules, most commonly new hire grants which generally vest 25% per year starting upon the first anniversary of the grant.

A summary of the time-based stock option activity under the 2015 Plan, 2017 Plan and Inducement Plan for the three-months ended  March 31, 2024 is presented below:

	Stock Options Outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)
Balances — December 31, 2023	6,141,906	$10.48	7.07
Options granted	500,000	8.98
Options exercised	—	—
Options canceled	(1,125)	16.60
Options expired	(1,500)	17.01
Balances — March 31, 2024	6,639,281	$10.36	7.05
Exercisable — March 31, 2024	3,580,866	$14.31	5.15

The fair value of the time-based options granted during the three-month period ended  March 31, 2024 was $3.5 million.

Performance-based Options

Certain stock options awarded by the Company contain performance conditions related to certain financial measures and achievements of strategic and operational milestones. Once a specific performance condition is fulfilled, the associated options will fully vest and become exercisable.

A summary of the performance-based option activity under the 2017 Plan and Inducement Plan for the three-months ended  March 31, 2024 is presented below:

	Stock Options Outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)
Balances — December 31, 2023	1,224,130	$5.51	8.53
Options granted	39,000	8.44
Options exercised	(3,000)	2.92
Options canceled	(3,000)	2.92
Options expired	—	—
Balances — March 31, 2024	1,257,130	$5.61	8.35
Exercisable — March 31, 2024	440,628	$7.60	7.5

The fair value of the performance-based options granted during the three-month period ended  March 31, 2024 was $0.3 million.

Market-based Options

Certain stock options awarded by the Company contain market conditions related to achievement of certain market capitalization targets. The options will vest and become exercisable once the specific market capitalization targets are fulfilled.

A summary of the market-based option activity under the 2017 Plan for the three-months ended  March 31, 2024 is presented below:

	Stock Options Outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)
Balances — December 31, 2023	2,100,000	$6.78	9.44
Options granted	100,000	9.32
Options exercised	—	—
Options canceled	—	—
Options expired	—	—
Balances — March 31, 2024	2,200,000	$6.89	9.22
Exercisable — March 31, 2024	—	—	—

The fair value of the market-based options granted during the three-month period ended  March 31, 2024 was $0.7 million.

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

	Three Months Ended March 31,
	2024	2023
Expected term in years	5.3 - 6.3	6.03
Expected volatility	91% - 95%	94%
Risk-free interest rate	4.0% - 4.5%	3.8%
Dividend yield	—	—

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

	Three Months Ended March 31,
	2024	2023
Expected term in years	5.5 - 5.8	—
Expected volatility	90%	—
Risk-free interest rate	4.2%	—
Dividend yield	—	—

2017 Employee Stock Purchase Plan

The Board previously adopted, and the Company's stockholders approved, the Company’s 2017 Employee Stock Purchase Plan (the “2017 ESPP”).

The 2017 ESPP is a broad-based plan that provides employees of the Company and its designated affiliates with the opportunity to become stockholders through periodic payroll deductions that are applied towards the purchase of Company common shares at a discount from the then-current market price. Subject to adjustment in the case of certain capitalization events, a total of 250,000 common shares of the Company were available for purchase at adoption of the 2017 ESPP. Pursuant to the 2017 ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 450,000 shares, (ii) 1.5% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. In 2024, the Company reserved an additional 450,000 shares under the 2017 ESPP pursuant to the evergreen provision. In 2023, the Board waived the evergreen provision and no additional shares were reserved under the 2017 ESPP. During the three months ended March 31, 2024, the Company issued 77,959 shares of common stock under the 2017 ESPP. As of March 31, 2024, 485,359 shares of common stock remained available for issuance under the 2017 ESPP.

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

	Three Months Ended March 31,
	2024	2023
Expected term in years	0.5 - 1.0	0.5 - 1.0
Expected volatility	98%	83%
Risk-free interest rate	4.9% - 5.3%	5.1% - 5.2%
Dividend yield	—	—

Stock-based Compensation

Total stock-based compensation expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	949	258
General and administrative	810	638
Total stock-based compensation expense	$1,759	$896

As of March 31, 2024, not all of the performance conditions of the performance options are probable to be achieved. Compensation expense has only been recognized for those conditions that are assumed to be probable.

Total stock-based compensation expense by award type was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Time-based options	$1,163	$678
Performance-based options	8	117
Market-based options	507	—
ESPP	81	101
Total stock-based compensation expense	$1,759	$896

7. Research Grants and Agreements

Sponsored Research Agreement

The Company may sponsor research activities (“SRAs”) performed by ODURF. ODURF is compensated by the Company for its conduct of each study in accordance with the budget and payment terms set forth in the applicable task order. Task orders are typically performed over a 12-month period and funded through monthly payments to ODURF. Payments will be made upon ODURF certifying, to the Company’s reasonable satisfaction, that ODURF has met its obligations pursuant to the specified task order and statement of work. The principal investigator may transfer funds with the budget as needed without the Company’s approval so long as the obligations of ODURF under the task order and statement of work remain unchanged and unimpaired. During the three-month periods ended March 31, 2024 and 2023, the Company did not incur any costs relating to any SRAs. As of  March 31, 2024, the Company does not have any active SRAs with ODURF.

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

Supplemental balance sheet information related to leases (in thousands):

	March 31,	December 31,
Assets:	2024	2023
Right-of-use assets	$7,040	$7,256

	March 31,	December 31,
Liabilities:	2024	2023
Current operating lease liabilities	$1,101	$1,058
Non-current operating lease liabilities	7,796	8,086
Total lease liabilities	$8,897	$9,144

Total cash paid for operating lease liabilities (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for operating lease liabilities	$469	$453

Maturities of operating lease liabilities were as follows (in thousands):

Year ending December 31:
2024 (remaining 9 months)	$1,441
2025	1,977
2026	2,046
2027	2,117
Thereafter	4,074
Total lease payments	11,655
Less imputed interest	(2,758)
Total lease liabilities	$8,897

Weighted-average remaining lease term and discount rate, as of March 31, 2024, were as follows:

Weighted-average remaining lease term	5.59
Weighted-average discount rate	10%

Rent expense, including common area maintenance charges, was approximately $0.6 million and $0.5 million for the three-month periods ended March 31, 2024 and 2023, respectively.

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

9. Segment Reporting

The Company operates and manages the business as one reportable and operating segment. The Company’s Chief Executive Officer acts as the chief operating decision maker (“CODM”) of the Company. The CODM reviews the results of the Company on a consolidated basis. All of the Company’s long-lived assets are based in the United States.

10.   Related Party Transactions

In  May 2022, the Company determined not to renew its annual director and officer liability insurance policy due to disproportionately high premiums quoted by insurance companies. Instead, on  May 31, 2022, the Company and Robert W. Duggan, majority stockholder and Executive Chairman, entered into a letter agreement (the “Letter Agreement”) pursuant to which Mr. Duggan agreed with the Company to personally provide indemnity coverage for a one-year period, and he agreed to deposit cash and/or marketable securities into a third-party escrow, as security for these obligations, if requested by the Company. On  May 31, 2023, the last day of the one-year period, the Company paid Mr. Duggan a fee of $1.0 million in consideration of the obligations set forth in the Letter Agreement. As of  March 31, 2024, there were no additional amounts owed to Mr. Duggan under the Letter Agreement.

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

11.   Restructuring Charges

In February 2023, the Company eliminated seven positions and incurred a discrete restructuring related charge of $0.1 million which was fully recorded in February 2023 and the related expenses are included within total cost and expenses on the condensed consolidated statement of operations for the three months ended March 31, 2023. This charge represents the total amount incurred in connection with the activity.

12.   Subsequent Events

As approved by the Company’s Board, a rights offering of up to $60 million worth of units (“Units”) will likely be available to all holders of record of the Company’s common stock, par value $0.01 (the “Common Stock”), as of the close of the market on a record date expected to be set by the Board in mid- June 2024 (the “Proposed Rights Offering”).  Each Unit will likely consist of one share of Common Stock and two warrants, each to purchase one-half of one share of Common Stock, with each warrant having different redemption provisions. The subscription price per Unit is expected to equal to the lesser of (i) $10.00 per Unit and (ii) the volume weighted average price of the Company’s Common Stock for the ten trading day period through and including the expiration date of the offering, which has not yet been set by the Board. The subscription price would determine the final number of Units issuable, and subsequently the pro rata number of Units to which stockholders can subscribe. Each warrant will likely have a per share exercise price equal to 110% of the subscription price for the Units. The Company intends to distribute to all holders of Common Stock as of the record date non-transferable subscription rights to purchase Units at the price provided above.

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

Overview

Pulse Biosciences, Inc. is a novel bioelectric medicine company committed to health innovation using its patented Nano-pulse Stimulation ("NPS") technology, a revolutionary energy modality that delivers nanosecond-duration pulses of electrical energy, each less than a millionth of a second long, to non-thermally clear targeted cells while sparing adjacent noncellular tissue. NPS technology, also referred to as Nanosecond Pulsed-Field Ablation ("nsPFA") technology when used to ablate cellular tissue, can be used to treat a variety of medical conditions for which an optimal solution remains unfulfilled. The Company developed its proprietary CellFX System, a novel nsPFA delivery platform, and commercialized the initial application of its nsPFA technology to treat benign lesions of the skin. In parallel, the Company has designed a variety of applicators, or end-effectors, to explore the potential use of the CellFX platform to treat disorders in other medical specialties, such as cardiology, gastroenterology, gynecology, and ear, nose and throat. These applicators include devices for open surgical procedures, endoscopic or minimally invasive procedures, and endoluminal catheters, and each has been used in preclinical studies. Based on our preclinical experience and the potential to significantly improve outcomes for patients in a large and growing market, the Company decided in 2022 to focus its primary efforts on the use of nsPFA energy and the CellFX platform in the treatment of atrial fibrillation ("AF") and in a select few other markets where it could have a profound positive impact on healthcare for both patients and providers.

Our Cardiac Program

AF is a type of heart arrythmia, or irregular heartbeat, caused by faulty electrical signals in the heart. AF is a highly prevalent condition and is growing significantly with an ageing population. It is estimated that 43 million people worldwide are affected by AF. Treatment requires the precise and safe ablation of heart tissue to block or otherwise prevent these faulty electrical signals from causing the irregular heartbeat, and we believe nsPFA technology is uniquely suited to perform an integral role for this application and that it will prove to be highly differentiated from standard thermal energy modalities in use today. The Company has developed a cardiac ablation clamp for use in cardiac surgery and a cardiac ablation catheter for use in electrophysiology. In December 2023, we initiated a clinical study in Prague, Czech Republic, to test our CellFX nsPFA 360° Cardiac Catheter in patients with AF and early acute data and remapping data from this study have been promising. We have also taken steps to initiate a clinical study of our CellFX nsPFA Cardiac Clamp in the Netherlands and, in January 2024, we filed a premarket notification 510(k) with the U.S. Food and Drug Administration (the “FDA”) for clearance to commercialize our novel CellFX nsPFA Cardiac Clamp in the United States with a broad indication for ablation of cardiac tissue. In response to recent feedback from the FDA, we are presently evaluating the type of additional data that may be required for approval or otherwise commercially beneficial, but our present understanding is that U.S. human clinical data will be required. However, discussions with the FDA are ongoing to determine the best path for marketing approval for the CellFX nsPFA Cardiac Clamp given its unique energy modality. The results of preclinical testing of both cardiac products have exceeded our expectations and much of the data have been published or presented at physician or industry conferences. While these devices serve different physicians, the application of the energy to safely and effectively ablate cardiac tissue and the treatment of AF are the same, and we believe there will be important synergies realized through their contemporaneous development. The Company’s cardiac ablation clamp and cardiac ablation catheter both use the CellFX System to generate our proprietary pulses of electrical energy.

CellFX nsPFA Cardiac Clamp

Our surgical cardiac ablation clamp is designed for use by cardiac surgeons during the surgical treatment of AF. The standard of care surgical procedure for the treatment of AF is performed by cardiac surgeons and called the Cox-Maze procedure. The Cox-Maze procedure typically uses thermal ablation technologies, such as heat with radiofrequency ablation or cold with cryoablation, to create specific ablation lines in the heart muscle. The ablation lines block the conduction of electrical impulses and can cure the patient of their AF.

We believe our CellFX nsPFA technology can provide important advantages over today’s thermal modalities in creating these ablation lines. For example, surgeons using the CellFX System should be able to deliver faster ablations through thicker tissue than thermal modalities because of the nonthermal mechanism of action that nsPFA employs, which is not affected by heatsinks such as the blood in the heart. In preclinical studies, our CellFX nsPFA Cardiac Clamp has consistently achieved transmural ablations in 1.25 seconds, independent of tissue type or thickness. Moreover, thermal modalities are also known to have problems with char formation on electrode surfaces which can cause gaps in the ablation lines leading to treatment failure and require the char to be scraped off by the surgeon during the procedure. Again, this should not be an issue with CellFX nsPFA ablation given its nonthermal nature. Also, because nsPFA ablation does not impact acellular tissue, such as collagen or cartilage, our technology has the potential to offer significant safety advantages over thermal modalities by allowing surgeons to ablate near and into vessels and valves without concern of permanent damage. And finally, nsPFA ablation has been shown to spare nerves of any permanent damage, even when treated directly, which is another concern for thermal modalities. We believe these advantages will be important to cardiac surgeons, so we are working with leaders in the field to develop this technology quickly. In May 2023, we appointed Dr. Gan Dunnington as our Chief Medical Officer, Cardiac Surgery. Dr. Dunnington is a cardiothoracic surgeon and the Director of Cardiothoracic Surgery at St. Helena Hospital (Napa Valley). He specializes in minimally invasive complex cardiothoracic procedures for the treatment of AF. And, in October 2023, we appointed Dr. Niv Ad as our Chief Science Officer, Cardiac Surgery. Dr. Ad specializes in the surgical treatment of AF, minimally invasive heart surgery and other advanced heart surgery techniques and transcatheter therapies.

Over the last several years, we have been developing the cardiac ablation clamp from proof-of-concept to prototype, and we now have what we believe is our initial commercial design. The device was designed with the input of key physicians in cardiac surgery, and we believe it will offer a highly differentiated option relative to the standard of care thermal modalities. Since 2023, we have been meeting with the FDA to discuss the regulatory requirements for a potential 510(k) clearance or other approval to market our cardiac clamp in the United States. In 2023, with guidance from the FDA, we completed a preclinical study, known as a Good Laboratory Practices or “GLP” study and, in January 2024, we filed a premarket notification 510(k) with the FDA for our novel CellFX nsPFA Cardiac Clamp. In response to recent feedback from the FDA, we are presently evaluating the type of additional data that may be required for approval or otherwise commercially beneficial, but our present understanding is that U.S. human clinical data will be required.  However, discussions with the FDA are ongoing to determine the best path for marketing approval for the CellFX nsPFA Cardiac Clamp given its unique energy modality. Until we know more about what data will be required by the FDA, we are not providing a timeline estimate.  In parallel, we have submitted an ethics committee application and protocol to treat up to 30 patients in several centers in the Netherlands. This study would provide information on first-in-human effectiveness and safety with our device and could support our plans for possible CE mark.

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

CellFX nsPFA Percutaneous Electrode System

Since early 2023, we have made tremendous progress in our percutaneous electrode program. After years of pre-clinical development and testing, as a supplemental point of validation of the Company’s engineering capabilities, and to demonstrate our technology’s unique mechanism of action on internal organs, in June 2023 we initiated a first-in-human study using our novel and proprietary nsPFA-enabled surgical end-effector, our percutaneous electrode. This study is being conducted by Professor Stefano Spiezia at the Ospedale del Mare in Naples, Italy, to help us better understand and confirm the mechanism of action and tissue response of nsPFA energy in internal organs as we advance into human cardiac tissue. Initially, ten subjects were treated and evaluated in the study. All of the initial patients in the study tolerated the procedure well with no reported pain or serious side effects. Ultrasound imaging 90 days post procedure showed that the treated portions of the nodules had been completely resorbed with no sign of scarring or fibrosis, which can be a side effect of other ablation modalities. Based on these positive initial results, in November 2023, we amended the thyroid study protocol to expand enrollment to focus on optimizing treatment parameters. We expect to complete this study in 2025, including all patient follow-up visits.

In parallel, in November 2023, we filed a premarket notification 510(k) with the FDA for clearance to commercialize our novel CellFX nsPFA Percutaneous Electrode System in the United States. In March 2024, the Company received FDA 510(k) clearance for its CellFX nsPFA Percutaneous Electrode System for use in the ablation of soft tissue in percutaneous and intraoperative surgical procedures.

Having secured 510(k) clearance to market and sell the CellFX nsPFA Percutaneous Electrode System in the United States, we have engaged with experts in the field of soft tissue ablation and we are in the process, with multiple hospitals and clinics in the United States, of securing approvals to install our CellFX System and initiate patient treatments.

The CellFX Console

The CellFX Console is a tunable, software-enabled, console-based platform, designed to accommodate the clinical workflow preferred by physicians. The CellFX System is configured to accept a variety of end-effectors or electrodes across a range of clinical applications. In February 2021, the Company received 510(k) clearance from the FDA for the CellFX System for dermatologic procedures requiring ablation and resurfacing of the skin. In January 2021, the Company received Conformité Européene (“CE”) marking approval for the CellFX System, which allows for marketing of the system in the European Union (“EU”). Shortly after these regulatory clearances, the Company began commercializing the CellFX System in dermatology for the treatment of benign skin lesions. However, in September 2022, the Company announced a shift in its focus from dermatology to cardiology and the treatment of AF. The Company has ceased all commercial sales and marketing operations in dermatology. At the present time, we continue to support our remaining commercial users and remain open to a potential commercial partnership. The CellFX System is being used for our current efforts in the treatment of AF and as part of the CellFX nsPFA Percutaneous Electrode System.

We continue to believe nsPFA ablation, as well as NPS technology more broadly, has the potential to provide superior outcomes across a variety of medical disciplines and we may seek partnership opportunities to develop additional applications.

Financing Our Business

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

The source, timing and availability of any future financing will depend largely upon market conditions and perceived progress in the Company’s on-going product development initiatives, as well as future clinical and regulatory developments concerning the CellFX System and our other NPS-based technologies. Funding may not be available when needed, at all or on terms acceptable to us. Lack of necessary funds may require us to, among other things, delay, scale back or eliminate some or all of our commercial activities, reduce headcount, trim research and product development programs, discontinue clinical trials, stop all or some of our manufacturing operations, defer capital expenditures, deregister from being a publicly traded company and delist from Nasdaq, or license our potential products or technologies to third parties, possibly on terms that cannot sustain our current business. In addition, economic instability caused by the armed conflicts in Ukraine and Israel and high interest rates, together with other market factors, could have an adverse impact on potential sources of future financing.

We have incurred substantial operating losses and have used cash in our operating activities since inception. Based on our current operating plan, we believe we do not have sufficient cash and cash equivalents on hand to support current operations for at least twelve months from the date that our unaudited consolidated financial statements included elsewhere in this Quarterly Report were issued. We have concluded that there is a substantial doubt about our ability to continue as a going concern and we will need to raise additional capital. To finance our operations beyond that point, we have developed a plan which primarily consists of raising additional capital through a rights offering expected to close in the second quarter of 2024. Additionally, we may utilize some combination of public or private equity offerings, debt financings, or potential new collaborations in the future. There is no assurance, however, that any additional financing or any revenue-generating collaboration will be available when needed or that we will be able to obtain financing or enter into a collaboration on terms acceptable to us.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our critical accounting policies and estimates. Our critical accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Results of Operations

Comparison of the three-month periods ended March 31, 2024 and 2023

Our condensed consolidated statements of operations as discussed herein are presented below:

	Three Months Ended
	March 31,
(in thousands)	2024	2023	$ Change
Revenues:
Product revenues	$—	$—	$—
Total revenues	—	—	—
Cost and expenses:
Research and development	6,741	5,829	912
General and administrative	3,874	3,733	141
Total cost and expenses	10,615	9,562	1,053
Loss from operations	(10,615)	(9,562)	(1,053)
Other income (expense):
Interest income (expense), net	478	(239)	717
Total other income (expense)	478	(239)	717
Loss from operations, before income taxes	(10,137)	(9,801)	(336)
Income tax benefit	—	—	—
Net loss	$(10,137)	$(9,801)	$(336)

Revenues

There were no revenues for the three-month periods ended March 31, 2024 and 2023.

Research and Development

Research and development expenses consist of compensation and other employee related expenses for research and development personnel, clinical trials and consulting costs related to the design, development and enhancement of our potential future products, prototype material and devices. Research and development expenses increased by $0.9 million to $6.7 million for the three-month period ended March 31, 2024, compared to $5.8 million during the same period in 2023 primarily due to increases of $0.7 million in stock-based compensation, $0.2 million in compensation and other employee-related expenses, and $0.2 million in paid services. These increases were partially offset by a decrease of $0.2 million in supplies.

General and Administrative

General and administrative expenses consist of compensation and other related employee expenses for executives, finance, legal, human resources, information technology, and administrative personnel, professional fees, patent fees and costs, insurance costs and other general corporate expenses. General and administrative expenses increased by $0.1 million to $3.9 million for the three-month period ended March 31, 2024, compared to $3.7 million during the same period in 2023 primarily due to an increase of $0.2 million in stock-based compensation partially offset by a decrease of $0.1 million in compensation and other employee related expenses.

Other Income (Expense), net

Interest income decreased by $0.1 million to $0.5 million for the three-month period ended March 31, 2024, compared to $0.6 million during the same period in 2023 driven by decreased returns on lower cash balances. Additionally, interest expense decreased by $0.8 million to zero for the three-month period ended March 31, 2024, compared to $0.8 million during the same period in 2023 driven by the extinguishment of the 2022 Loan Agreement.

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

Our condensed consolidated statements of cash flows as discussed herein are presented below:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(9,780)	$(6,570)
Net cash used in investing activities	(5)	(39)
Net cash provided by (used in) financing activities	305	(432)
Net decrease in cash and cash equivalents	$(9,480)	$(7,041)

To date, we have generated limited revenue and used cash in our operating activities. As a result, we have incurred significant operating losses in each year since our inception and we may continue to incur additional losses for the next several years. As of March 31, 2024, the Company had an accumulated deficit of $347.1 million, cash outflows from operations of $9.8 million for the three months then ended, cash and cash equivalents of $34.9 million and a net loss of $10.1 million. These factors, combined with the Company’s forecast of cash required to fund operations for a period of at least twelve months from the date of issuance of the accompanying consolidated financial statements, raise substantial doubt under ASC 205-40, Presentation of Financial Statements – Going Concern about the Company’s ability to continue as a going concern within one year after the issuance of these consolidated financial statements. We plan to raise additional capital in the future to fund our operations. On March 28, 2024, management announced plans to initiate a rights offering to its existing stockholders. Refer to Note [13] for details of this rights offering. Mr. Duggan, our majority stockholder, may elect to participate in any number of our future financings, or alternatively he may offer to provide debt financing as may be needed in order to maintain the Company as a going concern. We can give no assurance, at this time, that additional financing or a collaboration will be available when needed on terms acceptable to us, however.

These expectations are based on our current operating and financing plans which are subject to change. Until we are able to generate sustainable product revenues at profitable levels, we expect to finance our future cash needs through public or private equity offerings, debt financings, and/or potential new collaborations. Such additional funds may not be available on terms acceptable to us or at all. If we raise funds by issuing equity or equity-linked securities, the ownership of some or all of our stockholders may be diluted, and the holders of new equity securities may have priority rights over our existing stockholders. If adequate funds are not available, we may be required to curtail operations significantly or obtain funds by entering into agreements on unattractive terms. Our inability to raise capital could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, lack of necessary funds may require us to, among other things, reduce headcount, trim research and product development programs, discontinue clinical trials, defer capital expenditures, deregister from being a publicly traded company and delist from Nasdaq, or license our potential products or technologies to third parties, possibly on terms that cannot sustain our current business. In addition, instability in economic activity caused by the armed conflicts in Ukraine and Israel and high interest rates, together with other market factors, could have an adverse impact on potential sources of future financing.

Operating Activities

During the three months ended March 31, 2024, we used cash in the amount of $9.8 million in operating activities. The difference between cash used in operating activities and net loss consisted primarily of stock-based compensation, depreciation and amortization, as well as decreases in accrued expenses.

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

During the three months ended March 31, 2024, an immaterial amount of cash was used in investing activities which was driven by the purchase of property and equipment.

During the three months ended March 31, 2023, $0.04 million of cash used in investing activities was driven by the purchase of property and equipment.

Financing Activities

During the three months ended March 31, 2024, cash provided from financing activities was $0.3 million, primarily due to $0.3 million of proceeds from issuance of common stock under employee stock purchase plan.

During the three months ended March 31, 2023, cash used in financing activities was $0.4 million, primarily due to $0.9 million in payments made in relation to the 2022 Loan Agreement, offset by $0.3 million of proceeds from issuance of common stock under employee stock purchase plan and $0.2 million of proceeds from the exercise of warrants.

Contractual Obligations

There have been no material changes outside the ordinary course of our business to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Off-Balance Sheet Arrangements

At March 31, 2024, we did not have any transactions, obligations or relationships that constitute off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. No liability associated with such indemnification agreements has been recorded as of March 31, 2024.

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

We cannot assure investors that our technology will be adopted or that we will ever achieve sustainable revenues sufficient to support our operations. Even if we are able to generate revenues, there can be no assurances that we will be able to achieve profitability or positive operating cash flows. There can be no assurances that we will be able to secure additional financing in the future on acceptable terms or at all. If our technology cannot be used to successfully treat AF or tumors and nodules or if our cash resources are insufficient to satisfy our ongoing cash needs, we would be required to, among other things, delay, scale back or eliminate some or all of our activities, reduce headcount, trim research and product development programs, discontinue clinical trials, stop all or some of our manufacturing operations, defer capital expenditures, deregister from being a publicly traded company and delist from Nasdaq, license our potential products or technologies to third parties, possibly on terms that cannot sustain our current business, or curtail, suspend or discontinue our operations entirely.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2023. We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates. We do not hold financial instruments for trading purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer, who is our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer has concluded that, as of March 31, 2024, our disclosure controls and procedures were effective (a) to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (b) to include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act, as amended, that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

Item 1A. Risk Factors

Summary

Below is a summary of the principal factors that make an investment in Pulse Biosciences, Inc. speculative or risky. The following summary does not contain all of the information that may be important to you, and you should read the below summary in conjunction with the more detailed discussion of risks set forth following the summary.

Risks Related to Our Financial Position and Need for Additional Capital

●	We will need to obtain additional funding to finance our operations and complete the development and any commercialization of our products. If we do not receive substantial capital when needed, we may be forced to restrict our operations or delay, reduce or eliminate our product development programs.

●	We depend heavily on the success of NPS to non-thermally clear targeted cells while sparing adjacent noncellular tissue. If we are unable to successfully develop and commercialize this patented technology, or experience significant delays in doing so, we may extend the period in which we will incur significant financial losses as an organization.

●	We are almost entirely a development-stage company with very limited experience commercializing products. We have incurred significant losses since our inception. We anticipate that we will continue to incur losses for at least the next several years and may never generate profits from operations or maintain profitability.

●	We will need to raise additional capital, which may result in further dilution to our investors, or incur additional indebtedness. The servicing of future debt may impair our liquidity position.

●	There is a substantial doubt about our ability to continue as a going concern.

Risks Related to the Development and Commercialization of our Medical Products

●	We can provide no assurance that our clinical product candidates, including our product candidates for the treatment of atrial fibrillation ("AF"), our CellFX nsPFA Cardiac Clamp and our CellFX nsPFA 360° Cardiac Catheter, will obtain regulatory approval or that the results of clinical studies will be favorable.

●	Medical device development and commercialization is a complex, time-consuming and expensive process. Our industry is fraught with risk and a high rate of failure.

●	We have very limited sales and marketing experience and no experience commercializing our CellFX nsPFA Percutaneous Electrode System. We can give no assurances that our devices will be adopted by surgeons or other physicians to treat any medical condition.

●	Regulatory requirements and timelines may affect the scope and timeline of our trials and the potential market for our product candidates, including the possibility of significant delays to any product launch.

●	The medical device industry is characterized by intense competition, rapid technological changes, new product introductions and enhancements, and evolving industry standards. If we do not develop and obtain regulatory clearances or approvals for new products or product enhancements in time to meet market demand, or if there is insufficient demand for our products or enhancements, our results of operations will suffer.

●	If we experience any number of possible unforeseen events in connection with our clinical trials, potential marketing approval or commercialization of our product candidates could be delayed or prevented.

●	If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory bodies, such as the U.S. Food and Drug Administration or the European Medicines Agency, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our medical devices.

●	Regulatory requirements and timelines may affect the scope and timeline of our trials and the potential market for our product candidates.

Risks Related to Our Industry and Market

●	We face substantial competition, which may result in others developing or commercializing products before or more successfully than we do.

●	We compete against well-established incumbent technologies offering products in cardiology, oncology, and dermatology, as well as in minimally invasive procedures. All of these companies currently have greater financial, technical, research, and/or other resources than we do and have larger and more established manufacturing capabilities and marketing, sales, and support functions.

●	We may pursue business development opportunities to expand or enhance our pipeline of potential products, including through potential acquisitions of and/or collaborations with other entities or the acquisition of products unrelated to NPS technology, which may not achieve intended results or could increase the number of our outstanding shares or amount of outstanding debt or result in a change of control.

Legal, Tax, Regulatory and Compliance Risks

●	Our ability to commercialize any of our product candidates is subject to substantial regulatory and legislative uncertainty, including as to pricing, reimbursement practices or other healthcare initiatives which could harm our business.

●	We may face costly legal claims, in particular related to product liability and intellectual property infringement.

●	We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations. We can face serious consequences for violations.

Risks Related to Our Intellectual Property, Cybersecurity and Data Privacy

●	We rely upon patents to protect our technology. We may be unable to protect our intellectual property rights and we may be liable for infringing the intellectual property rights of others.

●	Our actual or perceived failure to comply with stringent and changing obligations related to data privacy and security could lead to regulatory investigations and actions, litigation, fines and penalties, disruptions to our business operations, reputational harm, loss of revenue and profits, and other adverse business impacts.

●	We are exposed to risks related to cybersecurity and data privacy threats and incidents and we are subject to restrictions and changes in laws and regulations governing our data privacy and data protection, any of which could have a material adverse effect on our business.

Risks Related to Corporate Governance and Employee Relations

●	Our future success depends on our ability to retain our Chief Executive Officer, our Chief Technology Officer, our Chief Strategy Officer, and other key executives and to attract, retain and motivate qualified personnel.

●	Our Executive Chairman owns more than a majority of the voting power of the outstanding shares of our common stock and, as a result, investors may have limited ability to affect either the corporate governance of the Company or the taking of certain major decisions.

Risks Related to Owning Our Common Stock

●	Substantial future sales of our shares of common stock in the public market, or the perception that these sales could occur, could cause the price of the shares to decline significantly, even if our business is doing well.

●	The prices of our shares of common stock may be volatile and fluctuate substantially, which could result in substantial losses for our stockholders.

●	69% of our outstanding shares are owned by our executive Chairman, Robert Duggan, and his affiliates, which can reduce liquidity of our stock. Historically, our trading volume on Nasdaq has been low.

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

To date, we have generated limited revenue from product sales and have incurred significant operating losses in each year since our inception and we anticipate that losses may continue for the next several years or until such time as we can generate substantial product revenue and achieve profitability. In connection with the preparation of this Quarterly Report for the three months ended March 31, 2024, our management has concluded that there is substantial doubt as to whether we can continue as a going concern for the twelve months following the issuance of this Quarterly Report. Our ability to continue as a going concern is dependent upon raising capital to maintain current operations and continue research and development efforts. We plan to raise additional capital to fund our operations. There is no assurance that additional financing will be available when needed or that our management will be able to obtain financing on terms acceptable to us. Accordingly, our management cannot conclude that such plans will be effectively implemented within the twelve months from the date that our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report were issued. These factors, combined with our forecast of cash required to fund operations for a period of at least twelve months from the date that our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report were issued, raise substantial doubt about our ability to continue as a going concern.

There will be many risks associated with our announced rights offering.

There will be many risks associated with the Company’s recently announced rights offering (the "Proposed Rights Offering"). For example, the subscription rights and Units to be issued in the Proposed Rights Offering will be non-transferable, so there will be no market for them. There will be no public market for the warrants included in the Units either, and we do not expect a market to develop. We do not intend to list the respective warrants included in the Units on any securities exchange or other trading market. Without an active market, we cannot assure investors in the Proposed Rights Offering that they will be able to sell or otherwise transfer the warrants, as the liquidity of the warrants will be limited, and the market price of our common stock may never exceed the exercise price of the warrants, and in certain circumstances, the Company may call the warrants for redemption at a price of $0.01 per underlying share.  Investors in the Proposed Rights Offering may never benefit from owning the warrants expected to be issued.

Also, once set, the subscription price for Units in the Proposed Rights Offering will not necessarily relate to our book value, net worth or any other established criteria of value and may or may not be considered the fair value of the Units to be offered in the Proposed Rights Offering. The market price of our common stock may decline during or after the Proposed Rights Offering, including below the subscription price for the Units. There is no guarantee that by the time the shares and warrants are delivered to investors, the market price of our common stock will be above the subscription price for the Units or exercise price for the warrants. Further, because the exercise of rights by any investor is not revocable and because the rights are not transferrable, investors will not be able to revoke their subscriptions if the market price decreases prior to the delivery of the shares and warrants or transfer of the shares and warrants until after they are delivered. Likewise, we cannot assure investors that they will ever be able to sell shares of common stock received in the Proposed Rights Offering or that result from the exercise of warrants received in the Proposed Rights Offering at a price equal to or greater than the subscription price or exercise price.

If a stockholder decides not to exercise its subscription rights in full, its percentage ownership and voting rights in Pulse Biosciences will experience dilution. Also, the tax treatment of the Proposed Rights Offering may be treated as a taxable event to stockholders on the record date. Also, because no minimum subscription is required and because we do not have formal commitments from our stockholders for the entire amount we seek to raise pursuant to the Proposed Rights Offering, we cannot assure stockholders of the amount of proceeds that we will receive from the Proposed Rights Offering. Although Robert W. Duggan, chairman of our board of directors and the beneficial owner of approximately 69% of our outstanding common stock, has indicated that he intends to participate in the Proposed Rights Offering, he has not indicated at what level nor has he made any formal binding commitment to do so.  Additionally, we do not have formal commitments from our other stockholders for the amount we seek to raise pursuant to the Proposed Rights Offering.

The Company filed a registration statement (including a prospectus) on Form S-3 with the SEC on April 3, 2024, as amended on each of April 15, 2024, April 23, 2024, April 25, 2024, and April 30, 2024. The registration statement covers, among other things, the Proposed Rights Offering. Before making any investment decision, stockholders should read the final prospectus in the registration statement (including the prospectus forming a part thereof), together with any prospectus supplement, that the Company will file prior to commencing the Proposed Rights Offering, and the documents incorporated by reference in the registration statement (including the prospectus forming a part thereof and any prospectus supplement), as well as the other documents the Company has filed with the SEC for more complete information about the Company and the Proposed Rights Offering. Stockholders may get these documents for free by visiting EDGAR on the SEC’s website at www.sec.gov.

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

In 2021 to 2022, aesthetic and medical dermatologists were slow to adopt our products and even today they have used our products in only a small percentage of their eligible patients.  Even if we are able to develop a safe and effective treatment for AF using our proprietary NPS technology, we can give no assurance that cardiologists would adopt NPS technology into their medical practices faster than dermatologists have.

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

We may also face increased competition in the future as new companies enter our markets and as scientific developments surrounding electro-signaling therapeutics continue to accelerate. For example, the current standard of care in cardiac tissue ablation for the treatment of AF is the use of thermal ablation modalities, primarily the use of radiofrequency ablation. While we will seek to expand our technological capabilities to remain competitive, research and development by others may render our technology or product candidates obsolete or noncompetitive or result in treatments or cures superior to any therapy developed by us.

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

Successfully commercializing medical devices such as ours is a complex and uncertain process. We began marketing and selling the CellFX System in the United States, Canada, and certain limited European markets in late 2021 to dermatologists through a limited direct sales force. In January 2022, we established an operating company in the Netherlands to further enhance our operations in Europe. However, in 2022 and 2023 we eliminated all of our full-time sales and marketing positions and, as of December 31, 2023, we had no U.S. or international sales force. We have only just recently begun to hire employees to help market and sell our CellFX nsPFA Percutaneous Electrode System. As of March 2024, our U.S. sales and marketing team consisted of just two employees, a Vice President focusing on the surgical ablation market and a Global Senior Director focusing on the minimally invasive surgery market. We therefore have limited experience marketing and selling the CellFX System and our revenues and cash flows have been volatile and difficult to predict.

We intend to hire and train a very limited number of sales representatives and clinical specialists with backgrounds and experience in the relevant markets, especially those familiar with energy-based therapies and who have existing relationships with otolaryngologists, endocrine surgeons, interventional radiologists, and cardiothoracic surgeons. However, we expect that our sales force will require lead time in the field to grow their network of accounts and achieve the productivity levels we expect them to reach in any individual territory. Furthermore, the use of our product will often require or benefit from direct support from us.

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

The risk of failure of clinical development is high. For example, the vast majority of our in vivo data has been a result of animal testing outside of cardiac animal models, and we have only completed a limited number of feasibility studies in humans, most of which have examined the use of our CellFX System in dermatologic conditions, even though we have been conducting a clinical study of our percutaneous electrode in Italy and a clinical study of our cardiac catheter in the Czech Republic. Undesirable side effects caused by the CellFX System, NPS pulses, or any of our planned future products could cause us, any partners of ours, or regulatory authorities to interrupt, delay or halt clinical trials or to revoke previously granted regulatory approvals. Undesirable side effects could also result in more restrictive labeling requirements or the delay or denial of regulatory approval of planned future products by the FDA or other comparable foreign regulatory authority.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure or delay can occur at any time during the clinical trial process. For example, success in nonclinical studies and early feasibility clinical studies does not ensure that the expanded clinical trials needed to support regulatory submissions will be successful. Setbacks can be caused by, among other things, nonclinical findings made while clinical trials are underway, safety or efficacy observations made in clinical trials, including previously unreported adverse events, or post-approval observations. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval or clearance for our product candidates or to expand the existing approvals or clearances for our existing products. To date, we have had only preclinical experience using NPS technology in animal models of cardiac disease and very limited clinical experience treating AF with our CellFX nsPFA 360° Cardiac Catheter; our past successes in dermatology may not translate into similar results in cardiology. In particular, the safety and efficacy data we have generated using NPS technology and the CellFX System to treat benign lesions in the skin and the preliminary feasibility results we have seen in benign thyroid nodules might not be replicated in other areas of medicine, including the use of CellFX nsPFA technology and the CellFX System to treat AF or other cardiac disease.

Our long-term growth depends on our ability to develop marketable products to treat AF, tumors and nodules through our research and development efforts, and if we fail to do so we may be unable to compete effectively or we may decide to scale back or eliminate some or all of our activities or otherwise curtail, suspend or discontinue our operations entirely.

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

From time to time, we may publish interim top-line or preliminary results from our clinical trials. Interim results from clinical trials that we may announce are subject to the risk that one or more of the clinical outcomes may materially change as more follow-up data are gathered, patient enrollment continues and more patient data become available. Preliminary or top-line results, including our preliminary data from our feasibility thyroid nodule study and our first-in-human cardiac catheter study, also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published or announced. As a result, interim and preliminary data should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended March 31, 2024, we completed no unregistered sale of our securities.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the three-month period ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

PULSE BIOSCIENCES, INC.

Date: May 7, 2024	By:	/s/ Kevin P. Danahy
Kevin P. Danahy
President and Chief Executive Officer (Principal Executive and Principal Financial Officer)