Form 10-Q
period 2024-06-30
PULSE BIOSCIENCES, INC.
filed 2024-08-19
CIK 1625101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-34899

Pulse Biosciences, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-5696597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 Brickell Key Drive Miami, FL	33131
(Address of principal executive offices)	(Zip Code)

(510) 906-4600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	PLSE	The Nasdaq Stock Market

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

The number of shares outstanding of the registrant’s common stock as of August 12, 2024: 61,290,294

“Pulse Biosciences,” the Pulse logos and other trademarks or service marks that we use in connection with the operation of our business appearing in this quarterly report on Form 10-Q (this "Quarterly Report"), including CellFX, CellFX CloudConnect, CellFX Marketplace, Nano-pulse Stimulation, nsPFA, nano-PFA, CellFX nsPFA, and NPS, are the property of Pulse Biosciences, Inc. Solely for your convenience, some of our trademarks and trade names referred to in this Quarterly Report are listed without the ® and TM symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks and trade names. Also, this Quarterly Report may contain additional trade names, trademarks or service marks of others, which are the property of their respective owners. We do not intend our use or display of any other company’s trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any of these other companies.

Unless expressly indicated or the context requires otherwise, the terms “Pulse,” “Company,” “we,” “us,” and “our,” in this document refer to Pulse Biosciences, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PULSE BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$26,196	$44,365
Prepaid expenses and other current assets	1,043	963
Total current assets	27,239	45,328

Property and equipment, net	1,313	1,528
Intangible assets, net	1,553	1,886
Goodwill	2,791	2,791
Right-of-use assets	6,818	7,256
Other assets	714	365
Total assets	$40,428	$59,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,637	$1,836
Accrued expenses	3,179	3,814
Lease liability, current	1,146	1,058
Total current liabilities	5,962	6,708

Lease liability, less current portion	7,497	8,086
Total liabilities	13,459	14,794

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized – 50,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized – 500,000 shares; issued and outstanding – 55,228 shares and 55,144 shares at June 30, 2024 and December 31, 2023 respectively	55	55
Additional paid-in capital	385,349	381,220
Accumulated other comprehensive income (loss)	—	—
Accumulated deficit	(358,435)	(336,915)
Total stockholders’ equity	26,969	44,360
Total liabilities and stockholders’ equity	$40,428	$59,154

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Product revenues	$—	$—	$—	$—
Total revenues	—	—	—	—
Cost and expenses:
Research and development	7,230	6,697	13,971	12,526
General and administrative	4,496	3,530	8,370	7,263
Total cost and expenses	11,726	10,227	22,341	19,789
Loss from operations	(11,726)	(10,227)	(22,341)	(19,789)
Other income:
Interest income, net	343	317	821	78
Total other income	343	317	821	78
Loss from operations, before income taxes	(11,383)	(9,910)	(21,520)	(19,711)
Income tax benefit	—	—	—	—
Net loss	(11,383)	(9,910)	(21,520)	(19,711)
Comprehensive loss	$(11,383)	$(9,910)	$(21,520)	$(19,711)
Net loss per share:
Basic and diluted net loss per share	$(0.20)	$(0.22)	$(0.38)	$(0.46)
Weighted average shares used to compute net loss per common share — basic and diluted	57,180	46,086	57,152	42,420

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(21,520)	$(19,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	264	271
Amortization of intangible assets	333	333
Stock-based compensation	3,811	2,039
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(82)	(309)
Other receivables	3	106
Right-of-use assets	438	392
Accounts payable	(286)	212
Accrued expenses	(635)	239
Lease liabilities	(501)	(421)
Accrued interest on related party note payable	—	1,077
Net cash used in operating activities	(18,175)	(15,772)
Cash flows from investing activities:
Purchases of property and equipment	(34)	(55)
Net cash used in investing activities	(34)	(55)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	296	292
Proceeds from exercises of warrants	—	14,835
Proceeds from exercises of stock options	22	58
Issuance cost in relation to related party note extinguishment	—	(5)
Payments made on related party note	—	(1,745)
Issuance costs in relation to future rights offering	(278)	—
Net cash provided by financing activities	40	13,435
Net decrease in cash and cash equivalents	(18,169)	(2,392)
Cash and cash equivalents at beginning of period	44,365	61,139
Cash and cash equivalents at end of period	$26,196	$58,747

Equipment purchases included in accounts payable and accrued expenses	$16	$10
Rights offering deemed pro-rata distribution to shareholders	$47,700	$—
Principal and accrued interest of related party note settled via issuance of common stock	$—	$65,248
Issuance costs in accounts payable and accrued expenses	$71	$(8)

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, March 31, 2024	55,225	$55	$383,284	$—	$(347,052)	$36,287
Issuance of common stock upon exercise of stock options	3	—	13	—	—	13
Issuance of equity-classified subscription rights as part of rights offering (Note 6)	—	—	47,700	—	—	47,700
Rights offering deemed pro-rata distribution to shareholders (Note 6)	—	—	(47,700)	—	—	(47,700)
Stock-based compensation expense	—	—	2,052	—	—	2,052
Net loss	—	—	—	—	(11,383)	(11,383)
Balance, June 30, 2024	55,228	$55	$385,349	$—	$(358,435)	$26,969

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2023	55,144	$55	$381,220	$—	$(336,915)	$44,360
Issuance of shares under employee stock purchase plan	78	—	296	—	—	296
Issuance of common stock upon exercise of stock options	6	—	22	—	—	22
Issuance of equity-classified subscription rights as part of rights offering (Note 6)	—	—	47,700	—	—	47,700
Rights offering deemed pro-rata distribution to shareholders (Note 6)	—	—	(47,700)	—	—	(47,700)
Stock-based compensation expense	—	—	3,811	—	—	3,811
Net loss	—	—	—	—	(21,520)	(21,520)
Balance, June 30, 2024	55,228	$55	$385,349	$—	$(358,435)	$26,969

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	(Deficit) Equity
Balance, March 31, 2023	37,593	38	$293,801	$—	$(304,506)	$(10,667)
Issuance of common stock as part of debt extinguishment, net of issuance costs of $6	10,023	10	65,236	—	—	65,246
Issuance of shares upon exercise of warrants, net of issuance costs of $10	7,142	7	14,623	—	—	14,630
Issuance of common stock upon exercise of stock options	13	—	58	—	—	58
Stock-based compensation expense	—	—	1,143	—	—	1,143
Net loss	—	—	—	—	(9,910)	(9,910)
Balance, June 30, 2023	54,771	$55	$374,861	$—	$(314,416)	$60,500

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	(Deficit) Equity
Balance, December 31, 2022	37,235	$37	$292,420	$—	$(294,705)	$(2,248)
Issuance of common stock as part of debt extinguishment, net of issuance costs of $6	10,023	10	65,233	—	—	65,243
Issuance of shares upon exercise of warrants, net of issuance costs of $10	7,238	7	14,820	—	—	14,827
Issuance of shares under employee stock purchase plan	262	1	291	—	—	292
Issuance of common stock upon exercise of stock options	13	—	58	—	—	58
Stock-based compensation expense	—	—	2,039	—	—	2,039
Net loss	—	—	—	—	(19,711)	(19,711)
Balance, June 30, 2023	54,771	$55	$374,861	$—	$(314,416)	$60,500

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of the Business

Pulse Biosciences, Inc. is a novel bioelectric medicine company committed to health innovation using its patented Nano-pulse Stimulation ("NPS") technology, a revolutionary energy modality that delivers nanosecond-duration pulses of electrical energy, each less than a millionth of a second long, to non-thermally clear targeted cells while sparing adjacent noncellular materials. NPS technology, also referred to as Nanosecond Pulsed-Field Ablation ("nsPFA") technology when used to ablate cellular tissue, can be used to treat a variety of medical conditions for which an optimal solution remains unfulfilled. The Company developed its proprietary CellFX System, a novel nsPFA delivery platform, and commercialized the initial application of its nsPFA technology to treat benign lesions of the skin. In parallel, the Company has designed a variety of applicators, or disposables, to explore the potential use of the CellFX platform to treat disorders in other medical specialties, such as cardiology, gastroenterology, gynecology, and ear, nose and throat. These applicators include devices for open surgical procedures, endoscopic or minimally invasive procedures, and endoluminal catheters, and each has been used in preclinical studies. Based on our preclinical experience and the potential to significantly improve outcomes for patients in a large and growing market, the Company decided in 2022 to focus its primary efforts on the use of nsPFA energy and the CellFX platform in the treatment of atrial fibrillation ("AF") and in a select few other markets where it could have a profound positive impact on healthcare for both patients and providers, such as soft tissue ablation.

The Company was incorporated in Nevada on May 19, 2014. On June 18, 2018, the Company reincorporated from the State of Nevada to the State of Delaware. The Company is located in Miami, Florida, and continues to maintain its offices in Hayward, California. The Company maintains a website at www.pulsebiosciences.com where general information about the Company is available.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the Company’s  December 31, 2023 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The condensed consolidated financial statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) and, as permitted by such rules and regulations, omit certain information and footnote disclosures necessary to present the financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The condensed consolidated balance sheet as of  December 31, 2023 was derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three-month and six-month periods ended June 30, 2024, are not necessarily indicative of the results to be expected for the entire year or any future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the financial statements of Pulse Biosciences, Inc. and its wholly-owned subsidiaries. Intercompany balances and transactions, if any, have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates that affect the amounts reported in the financial statements and accompanying notes to the financial statements. Estimates include, but are not limited to, the valuation and recognition of stock-based compensation, the valuation of equity-classified subscription rights, inventory valuation, warranty obligations, income taxes, and the useful lives assigned to long-lived assets. The Company evaluates its estimates and assumptions based on historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from these estimates.

Significant Accounting Policies

The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The Company continually evaluates the accounting policies and estimates used in preparing the consolidated financial statements. During both the year ended December 31, 2023, and the six-month period ended June 30, 2024, the Company issued stock options to certain employees which contain market conditions related to overall market capitalization. Additionally, the Company has issued stock options to certain employees which contain performance conditions related to certain financial measures and achievements of strategic and operational milestones.

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

Warranty accrual activity consisted of the following for the three-month and six-month periods ended  June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$—	$50	$—	$50
Add: Accruals for warranties issued during the period	—	—	—	—
Less: Adjustment for inventory at cost and excessive and obsolete inventory	—	(50)	—	(50)
Ending balance	$—	$—	$—	$—

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

Based on the Accounting Standards Codification ("ASC") 260-10-55, Earnings Per Share - Implementation Guidance and Illustrations, the Company determined that the 2024 Rights Offering (Note 6), contained a bonus element. A rights offering is deemed to have a bonus element when the exercise price at issuance is less than fair value of the Company's stock. The Company has retroactively adjusted earnings per share and weighted average number of shares outstanding for the bonus element for all periods presented.

Basic and diluted net loss per common share is the same for all periods presented because all warrants, stock options and restricted stock units outstanding are anti-dilutive.

The following outstanding stock options, and warrants were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
	2024	2023
Common stock options	11,596,762	6,888,015
Total	11,596,762	6,888,015

Recent Accounting Pronouncements Not Yet Adopted

In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements, an amendment of the FASB Accounting Standards Codification. The amendments in this ASU are related to the removal of various references to FASB Concept Statements from the codification to make clear distinctions between authoritative and non-authoritative literature in the codification. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not believe this standard will have an impact on its consolidated financial statements and related disclosures.

As of June 30, 2024, there were no additional material changes to the information provided regarding recent accounting pronouncements in Note 2, “Summary of Significant Accounting Policies” in the Company’s Form 10-K for the fiscal year ended December 31, 2023.

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

The following table sets forth the fair value of the Company’s financial instruments measured on a recurring basis as of June 30, 2024 and December 31, 2023, respectively (in thousands):

		June 30, 2024
Assets	Classification	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$23,608	$—	$—	$23,608
Total assets measured at fair value		$23,608	$—	$—	$23,608

		December 31, 2023
Assets	Classification	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$41,184	$—	$—	$41,184
Total assets measured at fair value		$41,184	$—	$—	$41,184

The Company did not have any financial liabilities measured on a recurring basis as of  June 30, 2024 or December 31, 2023.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Leasehold improvements	$2,519	$2,519
Laboratory equipment	1,281	1,247
Furniture, fixtures and equipment	966	966
Software	272	272
Construction in progress	16	—
Total property and equipment	5,054	5,004
Less: Accumulated depreciation and amortization	(3,741)	(3,476)
Total property and equipment, net	$1,313	$1,528

Depreciation expense was $0.1 million for each of the three-month periods ended June 30, 2024 and 2023, and $0.3 million for each of the six-month periods ended June 30, 2024 and 2023, respectively.

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

Intangible assets, net consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Acquired patents and licenses	$7,985	$7,985
Less: Accumulated amortization	(6,432)	(6,099)
Total intangible assets, net	$1,553	$1,886

A schedule of the amortization of intangible assets for the remainder of 2024 and the succeeding two fiscal years is as follows (in thousands):

Years ending December 31:
2024 (remaining 6 months)	$332
2025	665
2026	556
Total	$1,553

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Compensation expense	$2,678	$3,199
Clinical trial fees and costs	10	84
Professional fees	324	343
Other	167	188
Total accrued expenses	$3,179	$3,814

5. Goodwill

In 2014, the Company acquired three companies (the “Acquisitions”) for aggregate consideration of $5.5 million. In accordance with ASC Topic 805, Business Combinations, the Company recorded goodwill of $2.8 million in connection with the Acquisitions as the consideration paid exceeded the fair value of the net tangible assets and the intangible assets acquired.

In accordance with ASC Topic 350, Intangibles-Goodwill and Other (as amended by Accounting Standards Update 2017-04), the Company reviews goodwill for impairment at least annually or whenever any events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. As of June 30, 2024, there were no indicators of impairment and it was determined that no impairment of goodwill existed.

6. Stockholders’ Equity and Stock-Based Compensation

Subscription Rights

On March 28, 2024, the Company announced that its Board of Directors ("Board") unanimously approved plans to initiate a rights offering, whereby the Company would distribute non-transferable subscription rights at no charge to all holders of the Company's common stock, par value $0.001 per share (the "Common Stock"), as of the close of business on a record date to be determined. On May 20, 2024, the Company announced that the Board had set May 31, 2024 as the record date (the "Record Date"). All holders of Common Stock as of the Record Date received non-transferable subscription rights to purchase up to an aggregate of six million units (the “2024 Units”) with an aggregate offering value of up to $60 million (the "2024 Rights Offering") at a price per 2024 Unit equal to the lesser of: (i) $10 (the “Initial Price”) and (ii) the volume weighted average price of the Common Stock for the ten trading day period through and including the expiration date, June 26, 2024 (the "Expiration Date"), of the Rights Offering (the “Alternate Price”). Each subscription right entitled the holder to purchase 0.10864186 2024 Units for each share of Common Stock owned as of the Record Date. Each 2024 Unit consisted of one share of Common Stock and two warrants, each being a warrant to purchase one-half of one share of Common Stock. The subscription rights were to expire and have no value if they were not exercised prior to the Expiration Date. The Company determined that the equity-classified subscription rights represents a pro-rata distribution issued to existing stockholders as of the Record Date, which is based on a purchase price of $10 per 2024 Unit as compared to (1) the price of $11.55 per one share of Common Stock on the Record Date, plus (2) the value of the warrants on the Record Date. The Company determined the fair value of the equity-classified subscription rights as of the Record Date, which involved the use of a Monte Carlo simulation to value the underlying warrants. The Monte Carlo simulation was based on certain significant unobservable inputs, such as a risk-free interest rate, stock price volatility, dividend yield, and expected term of the rights offering. The fair value of the equity-classified subscription rights was $47.7 million and was recorded in equity on the balance sheet as part of additional paid-in capital. The deemed pro-rata distribution to shareholders of $47.7 million was reflected as an offsetting reduction in additional paid-in capital. The Company is in an accumulated deficit position and has elected a policy of recognizing the deemed pro-rata distribution to shareholders as a reduction to additional paid-in capital rather than a further increase to its accumulated deficit. See Note 12 for further discussion of the 2024 Rights Offering.

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

2022 Rights Offering

On  June 9, 2022, the Company completed a rights offering (the “2022 Rights Offering") resulting in the sale of 7,317,072 units (the “2022 Units”), at a price of $2.05 per 2022 Unit, with each 2022 Unit consisting of one share of the Company’s common stock, par value $0.001 per share, and one warrant (the “2022 Rights Offering Warrants”) to purchase one share of common stock at a price of $2.05 per share. The common stock and warrants comprising the 2022 Units separated upon the closing of the 2022 Rights Offering and were issued individually. 7,317,072 shares of common stock and warrants to acquire up to an additional 7,317,072 shares of common stock were issued in the 2022 Rights Offering. The Company received aggregate gross proceeds from the 2022 Rights Offering of $15 million. In  May 2023, the Company delivered an irrevocable notice of redemption to warrant holders and, on  June 16, 2023, it redeemed the last of the outstanding 2022 Rights Offering Warrants at a price of $0.01 per warrant share. See the Common Stock Warrants section below for further details. Robert W. Duggan, the Company’s majority stockholder and Executive Chairman, purchased approximately 56% of the shares offered through the 2022 Rights Offering.

Common Stock Warrants

In connection with the 2022 Rights Offering, the Company issued 2022 Rights Offering Warrants to purchase a total of 7,317,072 shares of its common stock at an exercise price of $2.05. The 2022 Rights Offering Warrants were subject to redemption by the Company for $0.01 per underlying share of common stock, on not less than 30 days written notice, if the volume weighted average price of the Company’s common stock equals or exceeds 200% of the exercise price for the warrants, subject to adjustment, per share, for 20 consecutive trading days, provided that the Company may not redeem the warrants prior to the date that is three months after the issuance date. On May 10, 2023, the Company issued a press release announcing that on May 9, 2023 the terms for warrant redemption had been met. Pursuant to the redemption, the Company redeemed 66,175 warrants on the redemption date, June 16, 2023. Prior to the redemption date, warrants to purchase 7,250,897 shares were exercised, generating approximately $14.9 million of total gross proceeds to the Company. As of June 30, 2024, there were no 2022 Rights Offering Warrants outstanding.

Equity Plans

2017 Equity Incentive Plan and 2017 Inducement Equity Incentive Plan

The Board previously adopted, and the Company’s stockholders approved, the Company’s 2017 Equity Incentive Plan (the “2017 Plan”).

The 2017 Plan has a 10-year term, and provides for the grant of stock options, stock appreciation rights, restricted stock, RSUs, performance units, and performance shares to employees, directors and consultants of the Company and any parent or subsidiary of the Company, as the Compensation Committee of the Board  may determine. Subject to an annual evergreen increase and adjustment in the case of certain capitalization events, the Company initially reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to awards under the 2017 Plan. In addition, shares remaining available under the Company’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”), and shares reserved but not issued pursuant to outstanding equity awards that expire or terminate without being exercised or that are forfeited or repurchased by the Company will be added to the shares of common stock available for issuance under the 2017 Plan. The 2017 Plan is administered by the Board’s Compensation Committee. Effective at both January 1, 2024 and 2023, the number of shares of common stock available under the 2017 Plan increased by 1,200,000, respectively, pursuant to the evergreen provision of the 2017 Plan. Under the evergreen provision of the 2017 Plan, the share increase is determined based on the least of (i) 1,200,000 shares, (ii) 4% of the Company’s common stock outstanding at  December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. Additionally, in  December 2023, the number of shares of common stock available under the 2017 Plan increased by 1,375,000 shares as a result of a stockholder vote held at a special meeting of stockholders. As of June 30, 2024, 707,407 shares of common stock remained available for issuance under the 2017 Plan.

During November 2017, the Board adopted the 2017 Inducement Equity Incentive Plan (the “Inducement Plan”) and reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan was adopted without stockholder approval.

The Inducement Plan has a 10-year term and provides for the grant of equity-based awards, including non-statutory stock options, RSUs, restricted stock, stock appreciation rights, performance shares and performance units, and its terms are substantially similar to the 2017 Plan, including with respect to treatment of equity awards in the event of a “merger” or “change in control” as defined under the Inducement Plan. Options issued under the Inducement Plan  may have a term up to ten years and have variable vesting provisions. New hire grants generally vest 25% per year starting upon the first anniversary of the grant. Equity-based awards issued under the Inducement Plan are only issuable to individuals not previously engaged as employees or individuals returning to employment with the Company following a bona-fide period of non-employment. In  May 2021, the Board approved an amendment to the Inducement Plan to reserve an additional 1,000,000 shares of the Company’s common stock for issuance pursuant to the Inducement Plan. And, in  March 2024, the Board approved a second amendment to the Inducement Plan to reserve an additional 2,000,000 shares of the Company’s common stock for issuance pursuant to the Inducement Plan. As of June 30, 2024, 1,849,126 shares of common stock remained available for issuance under the Inducement Plan.

A summary of stock option activity under the 2015 Plan, 2017 Plan, and Inducement Plan for the six-months ended  June 30, 2024 is presented below:

	Stock Options Outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)
Balances — December 31, 2023	9,466,036	$9.01	7.78
Options granted	2,155,143	8.29
Options exercised	(6,000)	3.60
Options canceled	(9,542)	15.19
Options expired	(8,875)	14.07
Balances — June 30, 2024	11,596,762	$8.87	7.69
Exercisable — June 30, 2024	4,135,067	$13.43	5.07

Time-based Options

The Company awards time-based options which vest and become exercisable, subject to the individual’s continued employment or service through the applicable vesting date. Time-based options can have various vesting schedules, most commonly new hire grants which generally vest 25% per year starting upon the first anniversary of the grant.

A summary of the time-based stock option activity under the 2015 Plan, 2017 Plan and Inducement Plan for the six-months ended  June 30, 2024 is presented below:

	Stock Options Outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)
Balances — December 31, 2023	6,141,906	$10.48	7.07
Options granted	1,316,143	8.66
Options exercised	(2,000)	4.95
Options canceled	(6,542)	20.82
Options expired	(7,875)	15.49
Balances — June 30, 2024	7,441,632	$10.14	7.04
Exercisable — June 30, 2024	3,696,439	$14.11	4.81

The fair value of the time-based options granted during the six-month period ended  June 30, 2024 was $8.8 million.

Performance-based Options

Certain stock options awarded by the Company contain performance conditions related to certain financial measures and achievements of strategic and operational milestones. Once a specific performance condition is fulfilled, the associated options will fully vest and become exercisable.

A summary of the performance-based option activity under the 2017 Plan and Inducement Plan for the six-months ended  June 30, 2024 is presented below:

	Stock Options Outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)
Balances — December 31, 2023	1,224,130	$5.51	8.53
Options granted	39,000	8.44
Options exercised	(4,000)	2.92
Options canceled	(3,000)	2.92
Options expired	(1,000)	2.92
Balances — June 30, 2024	1,255,130	$5.62	8.10
Exercisable — June 30, 2024	438,628	$7.63	7.26

The fair value of the performance-based options granted during the six-month period ended  June 30, 2024 was $0.3 million.

Market-based Options

Certain stock options awarded by the Company contain market conditions related to achievement of certain market capitalization targets. The options will vest and become exercisable once the specific market capitalization targets are fulfilled.

A summary of the market-based option activity under the 2017 Plan for the six-months ended  June 30, 2024 is presented below:

	Stock Options Outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)
Balances — December 31, 2023	2,100,000	$6.78	9.44
Options granted	800,000	7.68
Options exercised	—	—
Options canceled	—	—
Options expired	—	—
Balances — June 30, 2024	2,900,000	$7.03	9.19
Exercisable — June 30, 2024	—	—	—

The fair value of the market-based options granted during the six-month period ended  June 30, 2024 was $4.6 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expected term in years	5.3 - 6.3	5.0 - 6.3	5.3 - 6.3	5.0 - 6.3
Expected volatility	91% - 95%	89% - 94%	91% - 95%	89% - 94%
Risk-free interest rate	4.1%	3.8%	4.0% - 4.5%	3.8%
Dividend yield	—	—	—	—

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expected term in years	3.7 - 5.8	4.4 - 5.9	3.7 - 5.8	4.4 - 5.9
Expected volatility	90%	90%	90%	90%
Risk-free interest rate	4.4%	3.4%	4.2 - 4.4%	3.4%
Dividend yield	—	—	—	—

2017 Employee Stock Purchase Plan

The Board previously adopted, and the Company's stockholders approved, the Company’s 2017 Employee Stock Purchase Plan (the “2017 ESPP”).

The 2017 ESPP is a broad-based plan that provides employees of the Company and its designated affiliates with the opportunity to become stockholders through periodic payroll deductions that are applied towards the purchase of Company common shares at a discount from the then-current market price. Subject to adjustment in the case of certain capitalization events, a total of 250,000 common shares of the Company were available for purchase at adoption of the 2017 ESPP. Pursuant to the 2017 ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 450,000 shares, (ii) 1.5% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. In 2024, the Company reserved an additional 450,000 shares under the 2017 ESPP pursuant to the evergreen provision. In 2023, the Board waived the evergreen provision and no additional shares were reserved under the 2017 ESPP. During the six months ended June 30, 2024, the Company issued 77,959 shares of common stock under the 2017 ESPP. As of June 30, 2024, 485,359 shares of common stock remained available for issuance under the 2017 ESPP.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expected term in years	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Expected volatility	98%	83%	98%	83%
Risk-free interest rate	4.9% - 5.3%	5.1% - 5.2%	4.9% - 5.3%	5.1% - 5.2%
Dividend yield	—	—	—	—

Stock-based Compensation

Total stock-based compensation expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	1,001	518	1,950	776
General and administrative	1,051	625	1,861	1,263
Total stock-based compensation expense	$2,052	$1,143	$3,811	$2,039

As of June 30, 2024, not all of the performance conditions of the performance options are probable to be achieved. Compensation expense has only been recognized for those conditions that are assumed to be probable.

Total stock-based compensation expense by award type was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Time-based options	$1,315	$876	$2,478	$1,554
Performance-based options	14	87	22	204
Market-based options	683	158	1,190	158
ESPP	40	22	121	123
Total stock-based compensation expense	$2,052	$1,143	$3,811	$2,039

7. Research Grants and Agreements

Sponsored Research Agreement

The Company may sponsor research activities (“SRAs”) performed by ODURF. ODURF is compensated by the Company for its conduct of each study in accordance with the budget and payment terms set forth in the applicable task order. Task orders are typically performed over a 12-month period and funded through monthly payments to ODURF. Payments will be made upon ODURF certifying, to the Company’s reasonable satisfaction, that ODURF has met its obligations pursuant to the specified task order and statement of work. The principal investigator may transfer funds with the budget as needed without the Company’s approval so long as the obligations of ODURF under the task order and statement of work remain unchanged and unimpaired. During the three-month and six-month periods ended June 30, 2024 and 2023, the Company did not incur any costs relating to any SRAs. As of  June 30, 2024, the Company does not have any active SRAs with ODURF.

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

Supplemental balance sheet information related to leases (in thousands):

	June 30,	December 31,
Assets:	2024	2023
Right-of-use assets	$6,818	$7,256

	June 30,	December 31,
Liabilities:	2024	2023
Current operating lease liabilities	$1,146	$1,058
Non-current operating lease liabilities	7,497	8,086
Total lease liabilities	$8,643	$9,144

Total cash paid for operating lease liabilities (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid for operating lease liabilities	$940	$907

Maturities of operating lease liabilities were as follows (in thousands):

Year ending December 31:
2024 (remaining 6 months)	$970
2025	1,977
2026	2,046
2027	2,117
Thereafter	4,074
Total lease payments	11,184
Less imputed interest	(2,541)
Total lease liabilities	$8,643

Weighted-average remaining lease term and discount rate, as of June 30, 2024, were as follows:

Weighted-average remaining lease term	5.34
Weighted-average discount rate	10%

Rent expense, including common area maintenance charges, was approximately $0.6 million and $0.5 million for the three-month periods ended June 30, 2024 and 2023, respectively, and was approximately $1.2 million and $1.0 million for the six-month periods ended June 30, 2024 and 2023, respectively.

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

10.   Related Party Transactions

In  May 2022, the Company determined not to renew its annual director and officer liability insurance policy due to disproportionately high premiums quoted by insurance companies. Instead, on  May 31, 2022, the Company and Robert W. Duggan, majority stockholder and Executive Chairman, entered into a letter agreement (the “Letter Agreement”) pursuant to which Mr. Duggan agreed with the Company to personally provide indemnity coverage for a one-year period, and he agreed to deposit cash and/or marketable securities into a third-party escrow, as security for these obligations, if requested by the Company. On  May 31, 2023, the last day of the one-year period, the Company paid Mr. Duggan a fee of $1.0 million in consideration of the obligations set forth in the Letter Agreement. As of  June 30, 2024, there were no additional amounts owed to Mr. Duggan under the Letter Agreement.

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

12.   Subsequent Events

On July 3, 2024, the Company announced the closing of its 2024 Rights Offering. The 2024 Rights Offering resulted in the sale of six million 2024 Units, at a price of $10.00 per 2024 Unit. Each 2024 Unit consisted of one share of the Company’s common stock, par value $0.001 per share, and two warrants, each being a warrant to purchase one-half of one share of common stock. The common stock and warrants comprising the 2024 Units separated upon the closing of the 2024 Rights Offering and were issued individually. A total of 5,999,999 shares of common stock and warrants to acquire up to an additional approximately six million shares of common stock were issued in the offering. The Company received aggregate gross proceeds from the 2024 Rights Offering of $60 million. If exercised, additional gross proceeds of up to $66 million may be received through the exercise of warrants issued in the 2024 Rights Offering. Each warrant will be exercisable for $11.00 per whole share, which equals 110% of the subscription price for the Units. Warrants are exercisable immediately and will expire on the fifth anniversary of the closing of the 2024 Rights Offering. Half of the warrants issued in the rights offering are redeemable by the Company if the Company’s stock trading price exceeds $16.50 for twenty consecutive trading days and the other half of the warrants issued in the rights offering are redeemable by the Company if its stock trading price exceeds $22.00 for twenty consecutive trading days. The shares issued included approximately five million shares in aggregate to Mr. Duggan and affiliates of his, which brings Mr. Duggan’s current beneficial ownership in the Company to approximately 73%.

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

Overview

We are a novel ablation company committed to health innovation using our patented Nano-pulse Stimulation (“NPS”) technology, a revolutionary energy modality that delivers nanosecond-duration pulses of electrical energy, each less than a millionth of a second long, to non-thermally clear or kill targeted cells. NPS technology, also referred to as Nanosecond Pulsed-Field Ablation (“nsPFA”) technology when used to ablate cellular tissue, can be used to treat a variety of medical conditions for which an optimal solution remains unfulfilled. We developed our proprietary CellFX System, a novel nsPFA delivery platform, and commercialized the initial application of its nsPFA technology to treat benign lesions of the skin. In parallel, we have designed a variety of applicators, or disposables, to explore the potential use of the CellFX platform to treat disorders in other medical specialties, such as cardiology, gastroenterology, gynecology, and ear, nose and throat. These applicators include devices for open surgical procedures, endoscopic or minimally invasive procedures, and endoluminal catheters, and each has been used in preclinical studies. Based on our preclinical experience and the potential to significantly improve outcomes for patients in a large and growing market, we decided in 2022 to focus our primary efforts on the use of nsPFA energy and the CellFX platform in the treatment of atrial fibrillation and in a select few other markets where it could have a profound positive impact on healthcare for both patients and providers, such as soft tissue ablation.

CellFX nsPFA Percutaneous Electrode System

Our first commercial-ready product for soft tissue ablation in a surgical setting, the CellFX nsPFA Percutaneous Electrode System, consists of a percutaneous needle electrode for use with our proprietary CellFX nsPFA Console. The novel electrode is designed to harness and deliver the key advantages of nsPFA energy, enabling precise nonthermal removal of cellular tissue without inducing thermal necrosis.

Since early 2023, we have made progress in our percutaneous electrode program. After years of preclinical development and testing, in June 2023, we initiated a first-in-human study using our novel and proprietary nsPFA-enabled disposable, our percutaneous electrode. This study, which is still ongoing, is being conducted by Professor Stefano Spiezia at the Ospedale del Mare in Naples, Italy, to help us better understand and confirm the mechanism of action and tissue response of nsPFA energy in internal organs such as the thyroid. To date, we have treated over twenty study subjects. All of the initial patients in the study tolerated the procedure well with no reported serious side effects. Ultrasound images post-procedure have shown that the treated portions of the benign thyroid nodules have mostly been resorbed with no sign of scarring or fibrosis, which can be a side effect of other ablation modalities. Based on these positive initial results, in November 2023, we amended the thyroid study protocol in Italy to expand enrollment to gather additional clinical experience and further optimize treatment parameters. We expect to complete this study in 2025.

In parallel, in November 2023, we filed a premarket notification 510(k) with the FDA for clearance to commercialize our novel CellFX nsPFA Percutaneous Electrode System in the United States. In March 2024, we received FDA 510(k) clearance for our CellFX nsPFA Percutaneous Electrode System for use in the ablation of soft tissue in percutaneous and intraoperative surgical procedures. More recently, in July 2024, we received FDA 510(k) clearance for a second size of the percutaneous electrode needle, which we believe will provide our customers with an increased treatment option for their patients.

Having secured 510(k) clearance to market and sell the CellFX nsPFA Percutaneous Electrode System in the United States with different sizes of percutaneous electrode needles, we have engaged with experts in the field of soft tissue ablation to gather information that will help shape our future commercial endeavors. To date, we have placed our CellFX System with five sites in the United States and these sites have been performing initial patient treatments and evaluating the CellFX System under short-term evaluation agreements. We expect to pursue more clinical evidenced-based milestones throughout 2024 and into 2025 in connection with evaluating the early pilot commercialization of our percutaneous electrodes, and we expect to commence a pivotal clinical trial in 2025 to support a specific labeling indication to commercialize the Percutaneous Electrode System in the United States as a treatment for benign thyroid nodules.

Our Cardiac Surgical Program

Atrial fibrillation (“AF”) is a type of heart arrythmia, or irregular heartbeat, caused by faulty electrical signals in the heart. AF is a highly prevalent condition and is growing significantly with an ageing population. It is estimated that 43 million people worldwide are affected by AF. Treatment requires the precise and safe ablation of heart tissue to block or otherwise prevent these faulty electrical signals from causing the irregular heartbeat, and we believe nsPFA technology is uniquely suited to perform an integral role for this application and that it will prove to be highly differentiated from standard thermal energy modalities in use today.

The results of preclinical and clinical testing of both our nsPFA cardiac products, our surgical ablation clamp and our endocardial ablation catheter, have exceeded our expectations and initial data have been presented at physician or industry conferences. While these devices serve different physicians, the application of the energy to safely and effectively ablate cardiac tissue and the treatment of AF are the same, and we believe there will be important synergies realized through their contemporaneous development. The Company’s cardiac surgical ablation clamp and cardiac endocardial ablation catheter both use nsPFA to generate our proprietary pulses of electrical energy. We discuss each of these products under development in more detail below.

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

We believe our nsPFA technology can provide important advantages over today’s thermal modalities in creating these ablation lines. For example, surgeons using the System should be able to deliver faster ablations through thicker tissue than thermal modalities because of the nonthermal mechanism of action that nsPFA employs, which is not affected by heatsinks such as the blood in the heart. In preclinical studies, our nsPFA Cardiac Clamp has consistently achieved transmural ablations in less than two seconds, independent of tissue type or thickness. Moreover, thermal modalities may cause char formation on electrode surfaces which can cause gaps in the ablation lines that might lead to treatment failure. This should not be an issue with nsPFA ablation given its nonthermal nature. We believe these advantages will be important to cardiac surgeons, so we are working with leaders in the field to develop this technology quickly.

Over the last several years, we have been developing the cardiac ablation clamp from proof-of-concept to prototype, and we now have what we believe is our initial clinical design. We now plan to pursue a PMA application for FDA approval to market the cardiac clamp, which will require pivotal clinical data to support the application. With PMA approval, we expect that we would commercialize the nsPFA Cardiac Surgical System in the United States specifically as a treatment for AF. If granted by the FDA, a specific treatment indication would permit direct marketing of the treatment benefits provided by the device. We expect to begin our pivotal clinical trial for AF in 2025. In parallel, we submitted an ethics committee application including a clinical protocol to treat up to 30 patients in the Netherlands. This study should provide information on first-in-human effectiveness and safety with our cardiac surgical ablation clamp.

In July 2024, we received Breakthrough Device Designation from the FDA for our CellFX nsPFA Cardiac Surgery System for the treatment of AF. The FDA’s Breakthrough Devices Program is a voluntary program for certain medical devices that potentially provide for more effective treatment or diagnosis of a life-threatening or irreversibly debilitating disease or condition. More recently, our Cardiac Surgery System was enrolled in the FDA’s Total Product Life Cycle (TPLC) Advisory Program (TAP). The FDA’s Center for Devices and Radiological Health (CDRH) launched the TAP program to help generate more rapid development of high-quality, safe, effective, and innovative medical devices that are critical to public health. TAP’s primary goal is to expedite patient access to innovative medical devices by providing early, frequent and strategic communications with the FDA and facilitating engagement with other key parties for developers of devices of public health importance. Both programs are designed to expedite the development, assessment, and review of medical devices for premarket approval, 510(k) clearance, or De Novo marketing authorization. Breakthrough Devices, even those enrolled in the FDA’s TAP Program, must still meet the FDA’s rigorous standards for device safety and effectiveness in order to be authorized for marketing, however.

In August 2024, we announced the first treatment of patients with AF in our first-in-human clinical study in the Netherlands.

CellFX nsPFA 360° Cardiac Catheter

We believe our cardiac endocardial catheter ablation device will have many of the same advantages that the cardiac surgical ablation clamp appears to have with respect to both performance and safety compared to standard thermal modalities. Our catheter is uniquely designed to provide a circumferential, or circular, ablation in a single treatment cycle. We believe this will enable faster treatment times compared to what is currently performed with thermal modalities, especially when ablating around the pulmonary veins, a common treatment approach for AF.

In recent years, Pulsed Field Ablation (“PFA”) has gained attention in electrophysiology for the treatment of AF because of its safety profile and speed. Current clinical products employing PFA in AF treatment differ from CellFX nsPFA technology in that the pulse widths are longer, typically in the 10’s to 100’s of microseconds. We believe CellFX nsPFA technology, which delivers pulses of electrical energy that are each less than a millionth of a second long, can offer similar safety advantages as PFA and may provide improved efficacy advantages based on the circumferential design of our catheter and because it appears CellFX nsPFA technology can create deeper ablations.

Similar to the cardiac ablation clamp, our proprietary catheter has been in development for several years and we have been working with leaders in the electrophysiology field to test the catheter in preclinical studies. After seeing encouraging preclinical results, in December 2023, we initiated a clinical study in Prague, Czech Republic, to test our CellFX nsPFA 360° Cardiac Catheter in patients with AF and early acute data and remapping data from this study have been promising. We have therefore expanded the initial clinical protocol to enroll up to 60 patients, from 30, and to include participation by two additional sites. We believe the catheter will need to go through the PMA process for FDA approval to market and sell our cardiac endocardial catheter in the United States. We expect to commence a U.S. IDE pivotal clinical study sometime in 2025.

The CellFX Console

The CellFX Console is a tunable, software-enabled, console-based platform, designed to accommodate the clinical workflow preferred by physicians. The CellFX System is configured to accept a variety of end-effectors or electrodes across a range of clinical applications. In February 2021, we received 510(k) clearance from the FDA for the CellFX System for dermatologic procedures requiring ablation and resurfacing of the skin. In January 2021, we received Conformité Européene (“CE”) marking approval for the CellFX System, which allows for marketing of the system in the European Union (“EU”). Shortly after these regulatory clearances, we began commercializing the CellFX System in dermatology for the treatment of benign skin lesions. However, in September 2022, we announced a shift in our focus from dermatology to cardiology and the treatment of AF. We have ceased all commercial sales and marketing operations in dermatology. At the present time, we continue to support our remaining commercial users and remain open to a potential commercial partnership. The CellFX System is being used for our current efforts in the treatment of AF and as part of the CellFX nsPFA Percutaneous Electrode System.

We continue to believe nsPFA ablation, as well as NPS technology more broadly, has the potential to provide superior outcomes across a variety of medical disciplines and we may seek partnership opportunities to develop additional applications.

Financing Our Business

Over the past few years, Robert Duggan, our majority stockholder and Executive Director, has made significant investments in our Company to fund its operations. In June 2022, we completed a common stock rights offering to our existing stockholders, which raised $15 million in aggregate. Mr. Duggan purchased approximately 56% of the shares offered through this offering. Then, in September 2022, we entered into a loan agreement with Mr. Duggan pursuant to which he lent us $65 million to fund our product development operations. In April 2023, this loan agreement was terminated upon Mr. Duggan and us entering into a Securities Purchase Agreement whereby the shares were paid for through the cancellation of both the principal sum of $65.0 million and all accrued and unpaid interest owed at the time under the 2022 loan agreement, which totaled approximately $0.2 million. In June 2024, we completed a rights offering of units (each unit comprising a share of our common stock and two warrants, each to purchase a one-half share of our common stock) to our existing stockholders, which raised $60 million in aggregate. Mr. Duggan purchased approximately 88% of the shares offered through this offering. Mr. Duggan may or may not elect to participate in any number of future fundraisings by the Company, whether similar to those described above or otherwise, and he may choose to invest more than his current pro rata share in any of these fundraisings, or alternatively he may offer to provide additional debt financing as may be needed in order to maintain the Company as a going concern.

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

We have incurred substantial operating losses and have used cash in our operating activities since inception. To fund our business, we may utilize some combination of public or private equity offerings, debt financings, or potential new collaborations in the future. There can be no assurance, however, that any additional financing or any revenue-generating collaboration will be available when needed or that we will be able to obtain financing or enter into a collaboration on terms acceptable to us.

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

Results of Operations

Comparison of the three-month periods ended June 30, 2024 and 2023

Our condensed consolidated statements of operations as discussed herein are presented below:

	Three Months Ended
	June 30,
(in thousands)	2024	2023	$ Change
Revenues:
Product revenues	$—	$—	$—
Total revenues	—	—	—
Cost and expenses:
Research and development	7,230	6,697	533
General and administrative	4,496	3,530	966
Total cost and expenses	11,726	10,227	1,499
Loss from operations	(11,726)	(10,227)	(1,499)
Other income:
Interest income, net	343	317	26
Total other income	343	317	26
Loss from operations, before income taxes	(11,383)	(9,910)	(1,473)
Income tax benefit	—	—	—
Net loss	$(11,383)	$(9,910)	$(1,473)

Revenues

There were no revenues for the three-month periods ended June 30, 2024 and 2023.

Research and Development

Research and development expenses consist of compensation and other employee related expenses for research and development personnel, clinical trials and consulting costs related to the design, development and enhancement of our potential future products, prototype material and devices. Research and development expenses increased by $0.5 million to $7.2 million for the three-month period ended June 30, 2024, compared to $6.7 million during the same period in 2023 primarily due to increases of $0.5 million in stock-based compensation, $0.4 million in compensation and other employee-related expenses, partially offset by a decrease of $0.4 million in paid services.

General and Administrative

General and administrative expenses consist of compensation and other related employee expenses for executives, finance, legal, human resources, information technology, and administrative personnel, professional fees, patent fees and costs, insurance costs and other general corporate expenses. General and administrative expenses increased by $1.0 million to $4.5 million for the three-month period ended June 30, 2024, compared to $3.5 million during the same period in 2023 primarily due to increases of $0.4 million in stock-based compensation, $0.4 million in compensation and other employee-related expenses, and $0.1 million in paid services and general administrative costs.

Other Income, net

Interest income, net, was flat for the three-month period ended June 30, 2024, compared to the same period in 2023. Interest income decreased by $0.3 million, driven by decreased returns on lower cash balances. Additionally, interest expense decreased by $0.3 million, driven by the extinguishment of the 2022 Loan Agreement.

Comparison of the six-month periods ended June 30, 2024 and 2023

Our condensed consolidated statements of operations as discussed herein are presented below:

	Six Months Ended
	June 30,
(in thousands)	2024	2023	$ Change
Revenues:
Product revenues	$—	$—	$—
Total revenues	—	—	—
Cost and expenses:
Research and development	13,971	12,526	1,445
General and administrative	8,370	7,263	1,107
Total cost and expenses	22,341	19,789	2,552
Loss from operations	(22,341)	(19,789)	(2,552)
Other income:
Interest income, net	821	78	743
Total other income	821	78	743
Loss from operations, before income taxes	(21,520)	(19,711)	(1,809)
Income tax benefit	—	—	—
Net loss	$(21,520)	$(19,711)	$(1,809)

Revenues

There were no revenues for the six-month periods ended June 30, 2024 and 2023.

Research and Development

Research and development expenses consist of compensation and other employee related expenses for research and development personnel, clinical trials and consulting costs related to the design, development and enhancement of our potential future products, prototype material and devices. Research and development expenses increased by $1.5 million to $14.0 million for the six-month period ended June 30, 2024, compared to $12.5 million during the same period in 2023 primarily due to increases of $1.2 million in stock-based compensation and $0.7 million in compensation and other employee-related expenses. These increases were partially offset by decreases of $0.2 million in paid services and $0.2 million in supplies.

General and Administrative

General and administrative expenses consist of compensation and other related employee expenses for executives, finance, legal, human resources, information technology, and administrative personnel, professional fees, patent fees and costs, insurance costs and other general corporate expenses. General and administrative expenses increased by $1.1 million to $8.4 million for the six-month period ended June 30, 2024, compared to $7.3 million during the same period in 2023 primarily due to increases of $0.6 million in stock-based compensation, $0.3 million in compensation and other employee-related expenses, and $0.2 million in facilities and IT cost allocations driven by our shift in focus.

Other Income, net

Interest income decreased by $0.4 million to $0.8 million for the six-month period ended June 30, 2024, compared to $1.2 million during the same period in 2023 driven by decreased returns on lower cash balances. Additionally, interest expense decreased by $1.1 million to zero for the six-month period ended June 30, 2024, compared to $1.1 million during the same period in 2023 driven by the extinguishment of the 2022 Loan Agreement.

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

Our condensed consolidated statements of cash flows as discussed herein are presented below:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(18,175)	$(15,772)
Net cash used in investing activities	(34)	(55)
Net cash provided by financing activities	40	13,435
Net decrease in cash and cash equivalents	$(18,169)	$(2,392)

To date, we have generated limited revenue and used cash in our operating activities. As a result, we have incurred significant operating losses in each year since our inception and we may continue to incur additional losses for the next several years. As of  June 30, 2024, we had cash and cash equivalents of $26.2 million. In July 2024, we closed a rights offering and raised an additional approximately $60 million. We believe that our existing cash and cash equivalents will be sufficient to fund our projected operating requirements for at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q. However, we plan to raise additional capital in the future. We can give no assurance, at this time, that additional financing or a collaboration will be available when needed on terms acceptable to us, however.

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

Operating Activities

During the six months ended June 30, 2024, we used cash in the amount of $18.2 million in operating activities. The difference between cash used in operating activities and net loss consisted primarily of stock-based compensation, depreciation and amortization, as well as decreases in accounts payable and accrued expenses.

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

During the six months ended June 30, 2024, an immaterial amount of cash was used in investing activities which was driven by the purchase of property and equipment.

During the six months ended June 30, 2023, $0.1 million of cash used in investing activities was driven by the purchase of property and equipment.

Financing Activities

During the six months ended June 30, 2024, an immaterial amount of cash was provided from financing activities which was driven by $0.3 million of proceeds from issuance of common stock under employee stock purchase plan, offset by $0.3 million of issuance costs in relation to the 2024 Rights Offering.

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

Off-Balance Sheet Arrangements

At June 30, 2024, we did not have any transactions, obligations or relationships that constitute off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. No liability associated with such indemnification agreements has been recorded as of June 30, 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer, who is our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer has concluded that, as of June 30, 2024, our disclosure controls and procedures were effective (a) to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (b) to include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act, as amended, that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

Risks Related to Our Financial Position and Need for Additional Capital

●	We will need to obtain additional funding to finance our operations and complete the development and any commercialization of our products. If we do not receive substantial capital when needed, we may be forced to restrict our operations or delay, reduce or eliminate our product development programs.

●	We depend heavily on the success of NPS to non-thermally clear targeted cells while sparing adjacent noncellular tissue. If we are unable to successfully develop and commercialize this patented technology, or experience significant delays in doing so, we may extend the period in which we will incur significant financial losses as an organization.

●	We are a development-stage company with very limited experience commercializing products. We have incurred significant losses since our inception. We anticipate that we will continue to incur losses for at least the next several years and may never generate profits from operations or maintain profitability.

●	We will need to raise additional capital, which may result in further dilution to our investors, or incur additional indebtedness. The servicing of future debt may impair our liquidity position.

Risks Related to the Development and Commercialization of our Medical Products

●	We can provide no assurance that our clinical product candidates, including our product candidates for the treatment of atrial fibrillation ("AF"), our CellFX nsPFA Cardiac Clamp and our CellFX nsPFA 360° Cardiac Catheter and our soft tissue ablation product specifically indicated for treatment of benign thyroid nodules, will obtain regulatory approval or that the results of clinical studies will be favorable.

●	Medical device development and commercialization is a complex, time-consuming and expensive process. Our industry is fraught with risk and a high rate of failure.

●	We have very limited sales and marketing experience and no experience commercializing our CellFX nsPFA Percutaneous Electrode System. We can give no assurances that our devices will be adopted by surgeons or other physicians to treat any medical condition.

●	Regulatory requirements and timelines may affect the scope and timeline of our trials and the potential market for our product candidates, including the possibility of significant delays to any product launch.

●	The medical device industry is characterized by intense competition, rapid technological changes, new product introductions and enhancements, and evolving industry standards. If we do not develop and obtain regulatory clearances or approvals for new products or product enhancements in time to meet market demand, or if there is insufficient demand for our products or enhancements, our results of operations will suffer.

●	If we experience any number of possible unforeseen events in connection with our clinical trials, potential marketing approval or commercialization of our product candidates could be delayed or prevented.

●	If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory bodies, such as the U.S. Food and Drug Administration or the European Medicines Agency, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our medical devices.

●	Regulatory requirements and timelines may affect the scope and timeline of our trials and the potential market for our product candidates.

Risks Related to Our Industry and Market

●	We face substantial competition, which may result in others developing or commercializing products before or more successfully than we do.

●	We compete against well-established incumbent technologies offering products in cardiology, oncology, and dermatology, as well as in minimally invasive procedures. All of these companies currently have greater financial, technical, research, and/or other resources than we do and have larger and more established manufacturing capabilities and marketing, sales, and support functions.

●	We may pursue business development opportunities to expand or enhance our pipeline of potential products, including through potential acquisitions of and/or collaborations with other entities or the acquisition of products unrelated to NPS technology, which may not achieve intended results or could increase the number of our outstanding shares or amount of outstanding debt or result in a change of control.

Legal, Tax, Regulatory, and Compliance Risks

●	Our ability to commercialize any of our product candidates is subject to substantial regulatory and legislative uncertainty, including as to pricing, reimbursement practices or other healthcare initiatives which could harm our business.

●	We may face costly legal claims, in particular related to product liability and intellectual property infringement.

●	We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations. We can face serious consequences for violations.

Risks Related to Our Intellectual Property, Cybersecurity and Data Privacy

●	We rely upon patents to protect our technology. We may be unable to protect our intellectual property rights and we may be liable for infringing the intellectual property rights of others.

●	Our actual or perceived failure to comply with stringent and changing obligations related to data privacy and security could lead to regulatory investigations and actions, litigation, fines and penalties, disruptions to our business operations, reputational harm, loss of revenue and profits, and other adverse business impacts.

●	We are exposed to risks related to cybersecurity and data privacy threats and incidents and we are subject to restrictions and changes in laws and regulations governing our data privacy and data protection, any of which could have a material adverse effect on our business.

Risks Related to Corporate Governance and Employee Relations

●	Our future success depends on our ability to retain our Chief Executive Officer, our Chief Technology Officer, our Chief Strategy Officer, and other key executives and to attract, retain and motivate qualified personnel.

●	Our Executive Chairman owns more than a majority of the voting power of the outstanding shares of our common stock and, as a result, investors may have limited ability to affect either the corporate governance of the Company or the taking of certain major decisions.

Risks Related to Owning Our Common Stock

●	Substantial future sales of our shares of common stock in the public market, or the perception that these sales could occur, could cause the price of the shares to decline significantly, even if our business is doing well.

●	The prices of our shares of common stock may be volatile and fluctuate substantially, which could result in substantial losses for our stockholders.

●	69% of our outstanding shares are owned by our executive Chairman, Robert Duggan, and his affiliates, which can reduce liquidity of our stock. Historically, our trading volume on Nasdaq has been low.

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

We may also face increased competition in the future as new companies enter our markets and as scientific developments surrounding electro-signaling therapeutics continue to accelerate. For example, the current standard of care in cardiac tissue ablation for the treatment of AF is the use of thermal ablation modalities, primarily the use of radiofrequency ablation but has recently seen increased use of a different type of PFA called micro-PFA. While we will seek to expand our technological capabilities to remain competitive, research and development by others may render our technology or product candidates obsolete or noncompetitive or result in treatments or cures superior to any therapy developed by us.

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

We are highly dependent upon the principal members of our management team, including our Chief Executive Officer, Burke Barrett, our Chief Commercial Officer, Kevin Danahy, and our Chief Technology Officer, Darrin Uecker, and members of our scientific and engineering teams. These persons have significant experience and knowledge with sub-microsecond pulsed electric fields and more broadly in life sciences and medical technologies. The loss of any team member could impair our ability to design, identify, and develop new intellectual property and new scientific or product ideas. The loss of a key employee, the failure of a key employee to perform in his or her current position, or our inability to attract and retain skilled employees could result in our inability to continue to grow our business or to implement our business strategy. We compete for qualified management and scientific personnel with other life science companies, academic institutions, and research institutions. Our employees could leave our Company with little or no prior notice. They are free to work for a competitor. If one or more of our senior executives or other key personnel were unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and other senior management may be required to divert attention from other aspects of the business. In addition, we do not have “key person” life insurance policies covering any member of our management team or other key personnel. The loss of any of these individuals or any inability to attract or retain qualified personnel, including scientists, engineers, and others, could prevent us from pursuing collaborations and materially and adversely affect our product development and introductions, business growth prospects, results of operations, and financial condition.

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

The risk of failure of clinical development is high. For example, the vast majority of our in vivo data has been a result of animal testing outside of cardiac animal models, and we have only completed a limited number of feasibility studies in humans, most of which have examined the use of our CellFX System in dermatologic conditions, even though we have been conducting a clinical study of our percutaneous electrode in Italy, a clinical study for our cardiac clamp in the Netherlands and a clinical study of our cardiac catheter in the Czech Republic. Undesirable side effects caused by the CellFX System, NPS pulses, or any of our planned future products could cause us, any partners of ours, or regulatory authorities to interrupt, delay or halt clinical trials or to revoke previously granted regulatory approvals. Undesirable side effects could also result in more restrictive labeling requirements or the delay or denial of regulatory approval of planned future products by the FDA or other comparable foreign regulatory authority.

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

If the interpretations, estimates or judgments we use to prepare our financial statements prove to be incorrect, investors and others may lose confidence in our financial data, which could cause our stock price to decline.

We, like all publicly traded companies, are subject to complex securities laws and regulations and accounting principles and interpretations. The preparation of our financial statements requires us to interpret accounting principles and guidance and to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. We base our interpretations, estimates and judgments on our historical experience, appropriate accounting guidance and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for the preparation of our financial statements. However, accounting guidance can sometimes be conflicting, especially with respect to accounting for complex corporate transactions, such as accounting for the issuance of warrants as equity. Warrants classified as liabilities result in non-cash fair value measurement adjustments that are recorded in other income (expense). Moreover, generally accepted accounting principles presentation is subject to interpretation by the SEC, the Financial Accounting Standards Board (“FASB”) and various other bodies formed to interpret and create appropriate accounting principles and guidance. If one of these bodies disagrees with our accounting recognition, measurement or disclosure or any of our accounting interpretations, estimates or assumptions, we may have to retroactively revise our previously reported results and our investors could lose confidence in the accuracy and completeness of our financial reports, which could cause our stock price to decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended June 30, 2024, we completed no unregistered sale of our securities.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the three-month period ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

PULSE BIOSCIENCES, INC.

Date: August 19, 2024	By:	/s/ Burke T. Barrett
Burke T. Barrett
President and Chief Executive Officer (Principal Executive and Principal Financial Officer)