Form 10-Q
period 2024-09-30
PULSE BIOSCIENCES, INC.
filed 2024-10-30
CIK 1625101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares outstanding of the registrant’s common stock as of October 25, 2024: 61,516,677

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PULSE BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$79,033	$44,365
Prepaid expenses and other current assets	1,381	963
Total current assets	80,414	45,328

Property and equipment, net	1,221	1,528
Intangible assets, net	1,386	1,886
Goodwill	2,791	2,791
Right-of-use assets	6,588	7,256
Other assets	646	365
Total assets	$93,046	$59,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,727	$1,836
Accrued expenses	3,821	3,814
Lease liability, current	1,193	1,058
Total current liabilities	6,741	6,708

Lease liability, less current portion	7,174	8,086
Total liabilities	13,915	14,794

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized – 50,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized – 500,000 shares; issued and outstanding – 61,516 shares and 55,144 shares at September 30, 2024 and December 31, 2023, respectively	62	55
Additional paid-in capital	450,184	381,220
Accumulated other comprehensive income (loss)	—	—
Accumulated deficit	(371,115)	(336,915)
Total stockholders’ equity	79,131	44,360
Total liabilities and stockholders’ equity	$93,046	$59,154

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Product revenues	$—	$—	$—	$—
Total revenues	—	—	—	—
Cost and expenses:
Research and development	7,703	7,472	21,674	19,998
General and administrative	5,952	3,780	14,322	11,043
Total cost and expenses	13,655	11,252	35,996	31,041
Loss from operations	(13,655)	(11,252)	(35,996)	(31,041)
Other income:
Interest income, net	975	686	1,796	764
Total other income	975	686	1,796	764
Loss from operations, before income taxes	(12,680)	(10,566)	(34,200)	(30,277)
Income tax benefit	—	—	—	—
Net loss	(12,680)	(10,566)	(34,200)	(30,277)
Comprehensive loss	$(12,680)	$(10,566)	$(34,200)	$(30,277)
Net loss per share:
Basic and diluted net loss per share	$(0.21)	$(0.19)	$(0.60)	$(0.64)
Weighted average shares used to compute net loss per common share — basic and diluted	61,066	56,866	57,169	47,288

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(34,200)	$(30,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	391	404
Amortization of intangible assets	500	499
Stock-based compensation	6,793	3,837
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(394)	(343)
Other receivables	7	114
Right-of-use assets	668	596
Accounts payable	(194)	(174)
Accrued expenses	7	409
Lease liabilities	(777)	(656)
Accrued interest on related party note payable	—	(668)
Net cash used in operating activities	(27,199)	(26,259)
Cash flows from investing activities:
Purchases of property and equipment	(72)	(78)
Net cash used in investing activities	(72)	(78)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	478	395
Proceeds from issuance of common stock and warrants in relation to rights offering, net of issuance costs	59,649	—
Proceeds from exercises of warrants	1,536	14,828
Proceeds from exercises of stock options	498	367
Issuance cost in relation to related party note extinguishment	—	(6)
Deferred issuance costs in relation to future at-the-market equity offering	(222)	—
Net cash provided by financing activities	61,939	15,584
Net increase (decrease) in cash and cash equivalents	34,668	(10,753)
Cash and cash equivalents at beginning of period	44,365	61,139
Cash and cash equivalents at end of period	$79,033	$50,386

Supplemental disclosure of noncash investing and financing activities:
Equipment purchases included in accounts payable and accrued expenses	$13	$13
Rights offering deemed pro-rata distribution to shareholders	$47,700	$—
Principal and accrued interest of related party note settled via issuance of common stock	$—	$65,249
Other receivable from exercises of warrants	$30	$—
Rights offering and at-the-market issuance costs in accounts payable	$72	$—

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, June 30, 2024	55,228	$55	$385,349	$—	$(358,435)	$26,969
Issuance of common stock and warrants in connection with rights offering, net of issuance costs of $364	6,000	6	59,630	—	—	59,636
Issuance of common stock upon exercise of warrants	142	1	1,565	—	—	1,566
Issuance of common stock upon exercise of stock options	105	—	476	—	—	476
Issuance of shares under employee stock purchase plan	40	—	182	—	—	182
Issuance of shares in at-the-market offering, net of issuance costs of $24	1	—	—	—	—	—
Stock-based compensation expense	—	—	2,982	—	—	2,982
Net loss	—	—	—	—	(12,680)	(12,680)
Balance, September 30, 2024	61,516	$62	$450,184	$—	$(371,115)	$79,131

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2023	55,144	$55	$381,220	$—	$(336,915)	$44,360
Issuance of common stock and warrants in connection with rights offering, net of issuance costs of $364	6,000	6	59,630	—	—	59,636
Issuance of common stock upon exercise of warrants	142	1	1,565	—	—	1,566
Issuance of common stock upon exercise of stock options	111	—	498	—	—	498
Issuance of shares under employee stock purchase plan	118	—	478	—	—	478
Issuance of shares in at-the-market offering, net of issuance costs of $24	1	—	—	—	—	—
Issuance of equity-classified subscription rights as part of rights offering (Note 6)	—	—	47,700	—	—	47,700
Rights offering deemed pro-rata distribution to shareholders (Note 6)	—	—	(47,700)	—	—	(47,700)
Stock-based compensation expense	—	—	6,793	—	—	6,793
Net loss	—	—	—	—	(34,200)	(34,200)
Balance, September 30, 2024	61,516	$62	$450,184	$—	$(371,115)	$79,131

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, June 30, 2023	54,771	$55	$374,861	$—	$(314,416)	$60,500
Issuance of common stock upon exercise of stock options	135	—	309	—	—	309
Issuance of shares under employee stock purchase plan	85	—	103	—	—	103
Warrant exercise, issuance cost adjustment	—	—	1	—	—	1
Stock-based compensation expense	—	—	1,798	—	—	1,798
Net loss	—	—	—	—	(10,566)	(10,566)
Balance, September 30, 2023	54,991	$55	$377,072	$—	$(324,982)	$52,145

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	(Deficit) Equity
Balance, December 31, 2022	37,235	$37	$292,420	$—	$(294,705)	$(2,248)
Issuance of common stock as part of debt extinguishment, net of issuance costs of $6	10,023	10	65,233	—	—	65,243
Issuance of shares upon exercise of warrants, net of issuance costs of $9	7,238	7	14,821	—	—	14,828
Issuance of shares under employee stock purchase plan	347	1	394	—	—	395
Issuance of common stock upon exercise of stock options	148	—	367	—	—	367
Stock-based compensation expense	—	—	3,837	—	—	3,837
Net loss	—	—	—	—	(30,277)	(30,277)
Balance, September 30, 2023	54,991	$55	$377,072	$—	$(324,982)	$52,145

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of the Business

Pulse Biosciences, Inc. is a novel bioelectric medicine company committed to health innovation using its patented Nano-pulse Stimulation ("NPS") technology, a revolutionary energy modality that delivers nanosecond-duration pulses of electrical energy, each less than a millionth of a second long, to nonthermally clear targeted cells while sparing adjacent noncellular materials. NPS technology, also referred to as Nanosecond Pulsed-Field Ablation ("nsPFA" or "nano-PFA") technology when used to ablate cellular tissue, can be used to treat a variety of medical conditions for which an optimal solution remains unfulfilled. The Company developed its proprietary CellFX System, a novel nano-PFA delivery platform, and commercialized the initial application of its nano-PFA technology to treat benign lesions of the skin. In parallel, the Company has designed a variety of applicators, or disposables, to explore the potential use of the CellFX platform to treat disorders in other medical specialties, such as cardiology, gastroenterology, gynecology, and ear, nose and throat. These applicators include devices for open surgical procedures, endoscopic or minimally invasive procedures, and endoluminal catheters, and each has been used in preclinical studies. Based on our preclinical experience and the potential to significantly improve outcomes for patients in a large and growing market, the Company decided in 2022 to focus its primary efforts on the use of nsPFA energy and the CellFX platform in the treatment of atrial fibrillation ("AF") and in a select few other markets where it could have a profound positive impact on healthcare for both patients and providers, such as soft tissue ablation.

The Company was incorporated in Nevada on May 19, 2014. On June 18, 2018, the Company reincorporated from the State of Nevada to the State of Delaware. The Company is located in Miami, Florida, and continues to maintain its offices in Hayward, California. The Company maintains a website at www.pulsebiosciences.com where general information about the Company is available.

The Company’s activities are subject to significant risks and uncertainties, including the need for additional capital. The Company does not currently have any material cash flows from operations. It currently generates no revenue and will need to raise additional capital to finance its operations. However, there can be no assurances that the Company will be able to obtain additional financing on acceptable terms and in the amounts necessary to fully fund its operating requirements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the Company’s  December 31, 2023 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The condensed consolidated financial statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) and, as permitted by such rules and regulations, omit certain information and footnote disclosures necessary to present the financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The condensed consolidated balance sheet as of  December 31, 2023 was derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three-month and nine-month periods ended September 30, 2024, are not necessarily indicative of the results to be expected for the entire year or any future periods.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The Company continually evaluates the accounting policies and estimates used in preparing the consolidated financial statements. During both the year ended December 31, 2023, and the nine-month period ended September 30, 2024, the Company issued stock options to certain employees which contain market conditions related to overall market capitalization. Additionally, the Company has issued stock options to certain employees which contain performance conditions related to certain financial measures and achievements of strategic and operational milestones.

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

Warranty accrual activity consisted of the following for the three-month and nine-month periods ended  September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$—	$—	$—	$50
Add: Accruals for warranties issued during the period	—	—	—	—
Less: Adjustment for inventory at cost and excessive and obsolete inventory	—	—	—	(50)
Ending balance	$—	$—	$—	$—

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

Based on the Accounting Standards Codification ("ASC") 260-10-55, Earnings Per Share - Implementation Guidance and Illustrations, the Company determined that the 2024 Rights Offering (Note 6), contained a bonus element. A rights offering is deemed to have a bonus element when the exercise price at issuance is less than fair value of the Company's stock. The Company has retroactively adjusted earnings per share and weighted average number of shares outstanding for the bonus element for prior periods presented.

Basic and diluted net loss per common share is the same for all periods presented because all warrants, stock options and restricted stock units outstanding are anti-dilutive.

The following outstanding stock options, and warrants were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Nine Months Ended September 30,
	2024	2023
Common stock warrants	5,857,680	—
Common stock options	12,327,332	7,902,948
Total	18,185,012	7,902,948

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

As of September 30, 2024, there were no additional material changes to the information provided regarding recent accounting pronouncements in Note 2, “Summary of Significant Accounting Policies” in the Company’s Form 10-K for the fiscal year ended December 31, 2023.

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

The following table sets forth the fair value of the Company’s financial instruments measured on a recurring basis as of September 30, 2024 and December 31, 2023, respectively (in thousands):

		September 30, 2024
Assets	Classification	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$76,386	$—	$—	$76,386
Total assets measured at fair value		$76,386	$—	$—	$76,386

		December 31, 2023
Assets	Classification	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$41,184	$—	$—	$41,184
Total assets measured at fair value		$41,184	$—	$—	$41,184

The Company did not have any financial liabilities measured on a recurring basis as of  September 30, 2024 or December 31, 2023.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Leasehold improvements	$2,519	$2,519
Laboratory equipment	1,318	1,247
Furniture, fixtures and equipment	966	966
Software	272	272
Construction in progress	14	—
Total property and equipment	5,089	5,004
Less: Accumulated depreciation and amortization	(3,868)	(3,476)
Total property and equipment, net	$1,221	$1,528

Depreciation expense was $0.1 million for each of the three-month periods ended September 30, 2024 and 2023, and $0.4 million for each of the nine-month periods ended September 30, 2024 and 2023, respectively.

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

Intangible assets, net consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Acquired patents and licenses	$7,985	$7,985
Less: Accumulated amortization	(6,599)	(6,099)
Total intangible assets, net	$1,386	$1,886

A schedule of the amortization of intangible assets for the remainder of 2024 and the succeeding two fiscal years is as follows (in thousands):

Years ending December 31:
2024 (remaining 3 months)	$165
2025	665
2026	556
Total	$1,386

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Compensation expense	$3,111	$3,199
Clinical trial fees and costs	80	84
Professional fees	424	343
Other	206	188
Total accrued expenses	$3,821	$3,814

5. Goodwill

In 2014, the Company acquired three companies (the “Acquisitions”) for aggregate consideration of $5.5 million. In accordance with ASC Topic 805, Business Combinations, the Company recorded goodwill of $2.8 million in connection with the Acquisitions as the consideration paid exceeded the fair value of the net tangible assets and the intangible assets acquired.

In accordance with ASC Topic 350, Intangibles-Goodwill and Other (as amended by Accounting Standards Update 2017-04), the Company reviews goodwill for impairment at least annually or whenever any events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. As of September 30, 2024, there were no indicators of impairment and it was determined that no impairment of goodwill existed.

6. Stockholders’ Equity and Stock-Based Compensation

2024 Rights Offering and Subscription Rights

On March 28, 2024, the Company announced that its Board of Directors ("Board") unanimously approved plans to initiate a rights offering, whereby the Company would distribute non-transferable subscription rights at no charge to all holders of the Company's common stock, par value $0.001 per share (the "Common Stock"), as of the close of business on a record date to be determined. On May 20, 2024, the Company announced that the Board had set May 31, 2024 as the record date (the "Record Date"). All holders of Common Stock as of the Record Date received non-transferable subscription rights to purchase up to an aggregate of six million units (the “2024 Units”) with an aggregate offering value of up to $60 million (the "2024 Rights Offering") at a price per 2024 Unit equal to the lesser of: (i) $10 (the “Initial Price”) and (ii) the volume weighted average price of the Common Stock for the ten trading day period through and including the expiration date, June 26, 2024 (the "Expiration Date"), of the Rights Offering (the “Alternate Price”). Each subscription right entitled the holder to purchase 0.10864186 2024 Units for each share of Common Stock owned as of the Record Date. Each 2024 Unit consisted of one share of Common Stock and two warrants, each being a warrant to purchase one-half of one share of Common Stock. The subscription rights were to expire and have no value if they were not exercised prior to the Expiration Date. The Company determined that the equity-classified subscription rights represent a pro-rata distribution issued to existing stockholders as of the Record Date, which is based on a purchase price of $10 per 2024 Unit as compared to (1) the price of $11.55 per one share of Common Stock on the Record Date, plus (2) the value of the warrants on the Record Date. The Company determined the fair value of the equity-classified subscription rights as of the Record Date, which involved the use of a Monte Carlo simulation to value the underlying warrants. The Monte Carlo simulation was based on certain significant unobservable inputs, such as a risk-free interest rate, stock price volatility, dividend yield, and expected term of the rights offering. The fair value of the equity-classified subscription rights was $47.7 million and was recorded in equity on the balance sheet as part of additional paid-in capital. The deemed pro-rata distribution to shareholders of $47.7 million was reflected as an offsetting reduction in additional paid-in capital. The Company is in an accumulated deficit position and has elected a policy of recognizing the deemed pro-rata distribution to shareholders as a reduction to additional paid-in capital rather than a further increase to its accumulated deficit.

On July 3, 2024, the Company announced the closing of its 2024 Rights Offering. The 2024 Rights Offering resulted in the sale of six million 2024 Units, at a price of $10.00 per 2024 Unit. Each 2024 Unit consisted of one share of the Company’s common stock, par value $0.001 per share, and two warrants, each being a warrant to purchase one-half of one share of common stock. The common stock and warrants comprising the 2024 Units separated upon the closing of the 2024 Rights Offering and were issued individually. A total of 5,999,998 shares of common stock and warrants to acquire up to approximately an additional six million shares of common stock were issued in the offering. The Company received aggregate gross proceeds from the 2024 Rights Offering of $60 million. If exercised, additional gross proceeds of up to $66 million may be received through the exercise of warrants issued in the 2024 Rights Offering. See 2024 Rights Offering Warrants below for additional details of the warrants. Robert W. Duggan, the Company’s majority stockholder and Co-Chairman, purchased approximately 88% of the units offered through the 2024 Rights Offering.

Private Placement Securities Purchase Agreement

On  April 30, 2023, the Company entered into a Securities Purchase Agreement with Robert W. Duggan, the Company’s majority stockholder and Co-Chairman, pursuant to which the Company agreed to issue and sell to Mr. Duggan 10,022,937 shares of the Company’s common stock, par value $0.001 per share, in a Private Placement, at a price per share of $6.51. The parties completed the Private Placement on  May 9, 2023, after satisfying all pre-closing conditions, and the Company issued the full number of shares to Mr. Duggan. The shares were paid for through the cancellation of the principal sum of $65.0 million borrowed by the Company pursuant to the 2022 Loan Agreement (See Note 7), together with all accrued and unpaid interest outstanding owed at the time of closing.

2022 Rights Offering

On  June 9, 2022, the Company completed a rights offering (the “2022 Rights Offering") resulting in the sale of 7,317,072 units (the “2022 Units”), at a price of $2.05 per 2022 Unit, with each 2022 Unit consisting of one share of the Company’s common stock, par value $0.001 per share, and one warrant (the “2022 Rights Offering Warrants”) to purchase one share of common stock at a price of $2.05 per share. The common stock and warrants comprising the 2022 Units separated upon the closing of the 2022 Rights Offering and were issued individually. 7,317,072 shares of common stock and warrants to acquire up to an additional 7,317,072 shares of common stock were issued in the 2022 Rights Offering. The Company received aggregate gross proceeds from the 2022 Rights Offering of $15 million. In  May 2023, the Company delivered an irrevocable notice of redemption to warrant holders and, on  June 16, 2023, it redeemed the last of the outstanding 2022 Rights Offering Warrants at a price of $0.01 per warrant share. See the Common Stock Warrants section below for further details. Robert W. Duggan, the Company’s majority stockholder and Co-Chairman, purchased approximately 56% of the shares offered through the 2022 Rights Offering.

Common Stock Warrants

2024 Rights Offering Warrants

In connection with the 2024 Rights Offering, the Company issued 2024 Rights Offering Warrants to purchase a total of 5,999,999 shares of its common stock at an exercise price of $11.00 per whole share, which equals 110% of the subscription price for the Units. The aggregate number of shares of our common stock issuable upon the exercise of each set of warrants included in a given subscription for Units was rounded up to the nearest whole share. Warrants are exercisable immediately and will expire on the fifth anniversary of the closing of the 2024 Rights Offering. Half of the warrants issued in the rights offering are redeemable for $0.01 per underlying share of common stock, on not less than thirty days’ written notice, if the volume weighted average price of the Company’s common stock equals or exceeds 150% of the exercise price for the warrants, or $16.50, for twenty consecutive trading days. The other half of the warrants issued in the rights offering are redeemable for $0.01 per underlying share of common stock, on not less than thirty days’ written notice, if the volume weighted average price of the Company’s common stock equals or exceeds 200% of the exercise price for the warrants, or $22.00, for twenty consecutive trading days. In both cases the Company can not redeem the warrants prior to the date that is three months after the issuance date. As of September 30, 2024, there were 2024 Rights Offering Warrants to purchase up to 5,857,680 shares of common stock, in aggregate, outstanding.

2022 Rights Offering Warrants

In connection with the 2022 Rights Offering, the Company issued 2022 Rights Offering Warrants to purchase a total of 7,317,072 shares of its common stock at an exercise price of $2.05. The 2022 Rights Offering Warrants were subject to redemption by the Company for $0.01 per underlying share of common stock, on not less than 30 days written notice, if the volume weighted average price of the Company’s common stock equaled or exceeded 200% of the exercise price for the warrants, subject to adjustment, per share, for 20 consecutive trading days, provided that the Company could not redeem the warrants prior to the date that was three months after the issuance date. On May 10, 2023, the Company issued a press release announcing that on May 9, 2023 the terms for warrant redemption had been met. Pursuant to the redemption, the Company redeemed 66,175 warrants on the redemption date, June 16, 2023. Prior to the redemption date, warrants to purchase 7,250,897 shares were exercised, generating approximately $14.9 million of total gross proceeds to the Company. As of September 30, 2024, there were no 2022 Rights Offering Warrants outstanding.

Equity Plans

2017 Equity Incentive Plan and 2017 Inducement Equity Incentive Plan

The Board previously adopted, and the Company’s stockholders approved, the Company’s 2017 Equity Incentive Plan (the “2017 Plan”).

The 2017 Plan has a 10-year term and provides for the grant of stock options, stock appreciation rights, restricted stock, RSUs, performance units, and performance shares to employees, directors and consultants of the Company and any parent or subsidiary of the Company, as the Compensation Committee of the Board  may determine. Subject to an annual evergreen increase and adjustment in the case of certain capitalization events, the Company initially reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to awards under the 2017 Plan. In addition, shares remaining available under the Company’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”), and shares reserved but not issued pursuant to outstanding equity awards that expire or terminate without being exercised or that are forfeited or repurchased by the Company will be added to the shares of common stock available for issuance under the 2017 Plan. The 2017 Plan is administered by the Board’s Compensation Committee. Effective at both January 1, 2024 and 2023, the number of shares of common stock available under the 2017 Plan increased by 1,200,000, respectively, pursuant to the evergreen provision of the 2017 Plan. Under the evergreen provision of the 2017 Plan, the share increase is determined based on the least of (i) 1,200,000 shares, (ii) 4% of the Company’s common stock outstanding at  December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. Additionally, the number of shares of common stock available under the 2017 Plan increased by 1,375,000 shares as a result of a stockholder vote held at a special meeting of stockholders in December 2023. As of September 30, 2024, a total of 78,490 shares of common stock remained available for issuance under the 2017 Plan.

During November 2017, the Board adopted the 2017 Inducement Equity Incentive Plan (the “Inducement Plan”) and reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan was adopted without stockholder approval.

The Inducement Plan has a 10-year term and provides for the grant of equity-based awards, including non-statutory stock options, RSUs, restricted stock, stock appreciation rights, performance shares, and performance units, and its terms are substantially similar to the 2017 Plan, including with respect to treatment of equity awards in the event of a “merger” or “change in control” as defined under the Inducement Plan. Options issued under the Inducement Plan  may have a term up to ten years and have variable vesting provisions. New hire grants to non-executive employees generally vest 25% per year starting upon the first anniversary of the grant. New hire grants to executive employees generally consist of both time-vesting and performance-vesting options. Equity-based awards issued under the Inducement Plan are only issuable to individuals not previously engaged as employees or individuals returning to employment with the Company following a bona-fide period of non-employment. In  May 2021, the Board approved an amendment to the Inducement Plan to reserve an additional 1,000,000 shares of the Company’s common stock for issuance pursuant to the Inducement Plan. And, in  March 2024, the Board approved a second amendment to the Inducement Plan to reserve an additional 2,000,000 shares of the Company’s common stock for issuance pursuant to the Inducement Plan. As of September 30, 2024, 1,642,626 shares of common stock remained available for issuance under the Inducement Plan.

A summary of stock option activity under the 2015 Plan, 2017 Plan, and Inducement Plan for the nine-months ended  September 30, 2024 is presented below:

	Stock Options Outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)
Balances — December 31, 2023	9,466,036	$9.01	7.78
Options granted	3,017,643	10.38
Options exercised	(110,847)	4.49
Options canceled	(9,542)	15.19
Options expired	(35,958)	19.82
Balances — September 30, 2024	12,327,332	$9.35	7.67
Exercisable — September 30, 2024	4,178,088	$13.32	5.06

Time-based Options

The Company awards time-based options which vest and become exercisable, subject to the individual’s continued employment or service through the applicable vesting date. Time-based options can have various vesting schedules, most commonly new hire grants which generally vest 25% per year starting upon the first anniversary of the grant.

A summary of the time-based stock option activity under the 2015 Plan, 2017 Plan and Inducement Plan for the nine-months ended  September 30, 2024 is presented below:

	Stock Options Outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)
Balances — December 31, 2023	6,141,906	$10.48	7.07
Options granted	2,123,643	11.3
Options exercised	(100,897)	4.65
Options canceled	(6,542)	20.82
Options expired	(34,958)	20.3
Balances — September 30, 2024	8,123,152	$10.71	7.18
Exercisable — September 30, 2024	3,745,410	$13.97	4.84

The fair value of the time-based options granted during the nine-month period ended  September 30, 2024 was $18.7 million.

Performance-based Options

Certain stock options awarded by the Company contain performance conditions related to certain financial measures and achievements of strategic and operational milestones. Once a specific performance condition is fulfilled, the associated options will fully vest and become exercisable.

A summary of the performance-based option activity under the 2017 Plan and Inducement Plan for the nine-months ended  September 30, 2024 is presented below:

	Stock Options Outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)
Balances — December 31, 2023	1,224,130	$5.51	8.53
Options granted	39,000	8.44
Options exercised	(9,950)	2.92
Options canceled	(3,000)	2.92
Options expired	(1,000)	2.92
Balances — September 30, 2024	1,249,180	$5.63	7.84
Exercisable — September 30, 2024	432,678	$7.69	6.98

The fair value of the performance-based options granted during the nine-month period ended  September 30, 2024 was $0.3 million.

Market-based Options

Certain stock options awarded by the Company contain market conditions related to achievement of certain market capitalization targets. The options will vest and become exercisable once the specific market capitalization targets are fulfilled.

A summary of the market-based option activity under the 2017 Plan for the nine-months ended  September 30, 2024 is presented below:

	Stock Options Outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)
Balances — December 31, 2023	2,100,000	$6.78	9.44
Options granted	855,000	8.16
Options exercised	—	—
Options canceled	—	—
Options expired	—	—
Balances — September 30, 2024	2,955,000	$7.18	8.95
Exercisable — September 30, 2024	—	—	—

The fair value of the market-based options granted during the nine-month period ended  September 30, 2024 was $5.3 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected term in years	5.0 - 6.3	5.0	5.0 - 6.3	5.0 - 6.3
Expected volatility	93% - 97%	93%	91% - 97%	89% - 94%
Risk-free interest rate	4.5%	3.7%	4.0% - 4.5%	3.7% - 3.8%
Dividend yield	—	—	—	—

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected term in years	2.2 - 4.2	4.0 - 6.3	2.2 - 5.8	4.0 - 6.3
Expected volatility	90%	90%	90%	90%
Risk-free interest rate	3.9%	3.7 - 3.8%	3.9% - 4.4%	3.4 - 3.8%
Dividend yield	—	—	—	—

2017 Employee Stock Purchase Plan

The Board previously adopted, and the Company's stockholders approved, the Company’s 2017 Employee Stock Purchase Plan (the “2017 ESPP”).

The 2017 ESPP is a broad-based plan that provides employees of the Company and its designated affiliates with the opportunity to become stockholders through periodic payroll deductions that are applied towards the purchase of Company common shares at a discount from the then-current market price. Subject to adjustment in the case of certain capitalization events, a total of 250,000 common shares of the Company were available for purchase at adoption of the 2017 ESPP. Pursuant to the 2017 ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 450,000 shares, (ii) 1.5% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. In 2024, the Company reserved an additional 450,000 shares under the 2017 ESPP pursuant to the evergreen provision. In 2023, the Board waived the evergreen provision and no additional shares were reserved under the 2017 ESPP. During the nine months ended September 30, 2024, the Company issued 117,539 shares of common stock under the 2017 ESPP. As of September 30, 2024, 445,779 shares of common stock remained available for issuance under the 2017 ESPP.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected term in years	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Expected volatility	98%	83%	98%	83%
Risk-free interest rate	4.4% - 5.3%	5.4% - 5.5%	4.9% - 5.3%	5.1% - 5.5%
Dividend yield	—	—	—	—

Stock-based Compensation

Total stock-based compensation expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	1,108	982	3,058	1,758
General and administrative	1,874	816	3,735	2,079
Total stock-based compensation expense	$2,982	$1,798	$6,793	$3,837

As of September 30, 2024, not all of the performance conditions of the performance options are probable to be achieved. Compensation expense has only been recognized for those conditions that are assumed to be probable.

Total stock-based compensation expense by award type was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Time-based options	$2,131	$1,200	$4,609	$2,754
Performance-based options	5	87	27	292
Market-based options	788	464	1,978	622
ESPP	58	47	179	169
Total stock-based compensation expense	$2,982	$1,798	$6,793	$3,837

7. Commitments and Contingencies

2022 Loan Agreement

On  September 20, 2022, the Company and Robert W. Duggan, the Company's majority stockholder and Co-Chairman, entered into a Loan Agreement (“2022 Loan Agreement”) in connection with Mr. Duggan lending the principal sum of $65.0 million to the Company. The 2022 Loan Agreement bore interest at a rate per annum equal to 5.0%, payable quarterly commencing on  January 1, 2023, with the principal sum payable on  March 20, 2024. On  March 17, 2023, the Company and Mr. Duggan amended certain terms of the 2022 Loan Agreement. There were no changes to the interest rate, but the principal sum repayment date was changed to  September 30, 2024. During the year ended  December 31, 2023, the Company made cash payments of $1.7 million for accrued interest on the loan, and recorded an additional $1.1 million of interest expense in relation to the 2022 Loan Agreement. On  April 30, 2023, the Company entered into a Securities Purchase Agreement with Mr. Duggan, pursuant to which the Company agreed to issue and sell to Mr. Duggan 10,022,937 shares of the Company’s common stock, par value $0.001 per share, in a Private Placement, at a price per share of $6.51. These shares were paid for through the cancellation of the amounts then owed by the Company under the 2022 Loan Agreement, the principal sum of $65.0 million and all accrued and unpaid interest outstanding, which totaled approximately $0.2 million as of  April 30, 2023. The parties completed the Private Placement on  May 9, 2023 and, upon closing and satisfaction of the outstanding debt, the 2022 Loan Agreement terminated, without early termination fees or penalties being owed by the Company. No additional amounts are owed to Mr. Duggan under the 2022 Loan Agreement.

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

Supplemental balance sheet information related to leases (in thousands):

	September 30,	December 31,
Assets:	2024	2023
Right-of-use assets	$6,588	$7,256

	September 30,	December 31,
Liabilities:	2024	2023
Current operating lease liabilities	$1,193	$1,058
Non-current operating lease liabilities	7,174	8,086
Total lease liabilities	$8,367	$9,144

Total cash paid for operating lease liabilities (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash paid for operating lease liabilities	$1,425	$1,376

Maturities of operating lease liabilities were as follows (in thousands):

Year ending December 31:
2024 (remaining 3 months)	$485
2025	1,977
2026	2,046
2027	2,117
Thereafter	4,074
Total lease payments	10,699
Less imputed interest	(2,332)
Total lease liabilities	$8,367

Weighted-average remaining lease term and discount rate, as of September 30, 2024, were as follows:

Weighted-average remaining lease term	5.08
Weighted-average discount rate	10%

Rent expense, including common area maintenance charges, was approximately $0.6 million for each of the three-month periods ended September 30, 2024 and 2023, respectively, and was approximately $1.8 million and $1.7 million for the nine-month periods ended September 30, 2024 and 2023, respectively.

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

In  November 2022, the employment of our former Chief Financial Officer, Sandra Gardiner, terminated. Ms. Gardiner’s departure was not the result of any disagreement with the Company on any matter relating to its operations, accounting policies or practices, although the Company determined that she was not eligible to receive any severance benefits under the terms and conditions of her then existing employment agreement. In  March 2023, Ms. Gardiner filed an arbitration demand with JAMS seeking severance benefits and other remedies, alleging breach of contract and unlawful termination in violation of public policy, among other things. We believe that Ms. Gardiner’s claims are without merit and we intend to vigorously defend ourselves against them. Because of the difficulty in predicting the outcome of any legal proceeding, the Company is not able to conclude that a liability is probable and cannot predict what the final outcome of Ms. Gardiner’s arbitration proceeding will likely be or provide a reasonable estimate for the range of ultimate possible loss, if any. However, at this time, we believe that the final resolution of this matter will not adversely affect our consolidated position, results of operations, or cash flows.

8. Segment Reporting

The Company operates and manages the business as one reportable and operating segment. The Company’s Chief Executive Officer acts as the chief operating decision maker (“CODM”) of the Company. The CODM reviews the results of the Company on a consolidated basis. All of the Company’s long-lived assets are based in the United States.

9.   Related Party Transactions

In  May 2022, the Company determined not to renew its annual director and officer liability insurance policy due to disproportionately high premiums quoted by insurance companies. Instead, on  May 31, 2022, the Company and Robert W. Duggan, majority stockholder and Co-Chairman, entered into a letter agreement (the “Letter Agreement”) pursuant to which Mr. Duggan agreed with the Company to personally provide indemnity coverage for a one-year period, and he agreed to deposit cash and/or marketable securities into a third-party escrow, as security for these obligations, if requested by the Company. On  May 31, 2023, the last day of the one-year period, the Company paid Mr. Duggan a fee of $1.0 million in consideration of the obligations set forth in the Letter Agreement. As of  September 30, 2024, there were no additional amounts owed to Mr. Duggan under the Letter Agreement.

On  September 20, 2022, the Company and Robert W. Duggan, the Company's majority stockholder and Co-Chairman, entered into the 2022 Loan Agreement in connection with Mr. Duggan lending the principal sum of $65.0 million to the Company. On  April 30, 2023, the Company entered into a Securities Purchase Agreement with Mr. Duggan, pursuant to which the Company agreed to issue and sell to Mr. Duggan 10,022,937 shares of the Company’s common stock, par value $0.001 per share, in a Private Placement, at a price per share of $6.51. These shares were paid for through the cancellation of the amounts then owed by the Company under the 2022 Loan Agreement, the principal sum of $65.0 million and all accrued and unpaid interest outstanding, which totaled approximately $0.2 million as of  April 30, 2023. Upon closing of the Private Placement and satisfaction of the outstanding debt, the 2022 Loan Agreement terminated, without early termination fees or penalties being owed by the Company. No additional amounts are owed to Mr. Duggan under the 2022 Loan Agreement. See Note 7 for further details.

10.   Restructuring Charges

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

11.   Subsequent Events

In October 2024, the Board approved changes to the performance-based vesting conditions of certain unvested outstanding common stock option awards that were improbable of vesting. Specifically, certain performance-based stock option awards were changed to time-based vesting criteria and certain performance-based stock option awards were changed to market-based vesting criteria. Based on our preliminary analysis, the Company estimates it will recognize approximately $12 million of stock-based compensation expense over the next 1 to 4 years from these modified stock option awards.

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

Overview

We are a novel ablation company committed to health innovation using our patented Nano-pulse Stimulation (“NPS”) technology, a revolutionary energy modality that delivers nanosecond-duration pulses of electrical energy, each less than a millionth of a second long, to nonthermally clear or kill targeted cells. NPS technology, also referred to as Nanosecond Pulsed-Field Ablation (“nsPFA” or "nano-PFA") technology when used to ablate cellular tissue, can be used to treat a variety of medical conditions for which an optimal solution remains unfulfilled. We developed our proprietary CellFX System, a novel nsPFA delivery platform, and commercialized the initial application of its nsPFA technology to treat benign lesions of the skin. In parallel, we have designed a variety of applicators, or disposables, to explore the potential use of the CellFX platform to treat disorders in other medical specialties, such as cardiology, gastroenterology, gynecology, and ear, nose and throat. These applicators include devices for open surgical procedures, endoscopic or minimally invasive procedures, and endoluminal catheters, and each has been used in preclinical studies. Based on our preclinical experience and the potential to significantly improve outcomes for patients in a large and growing market, we decided in 2022 to focus our primary efforts on the use of nano-PFA energy and the CellFX platform in the treatment of atrial fibrillation and in a select few other markets where it could have a profound positive impact on healthcare for both patients and providers, such as soft tissue ablation.

CellFX nsPFA Percutaneous Electrode System

Our first product for soft tissue ablation in a surgical setting, the CellFX nsPFA Percutaneous Electrode System, consists of a disposable, percutaneous, needle electrode for use with our proprietary CellFX nsPFA Console. This novel electrode is designed to harness and deliver the key advantages of nsPFA energy, enabling precise nonthermal removal of cellular tissue without inducing thermal necrosis.

After years of preclinical development and testing, in June 2023, we initiated a first-in-human study using our proprietary nsPFA-enabled percutaneous electrode. This study, which is still ongoing, is being conducted by Professor Stefano Spiezia at the Ospedale del Mare in Naples, Italy, to help us better understand and confirm the mechanism of action and tissue response of nano-PFA energy in internal organs such as the thyroid. To date, we have treated thirty study subjects, all of whom tolerated the procedure well with no reported serious side effects. Ultrasound images post procedure have shown that the treated portions of the benign thyroid nodules have mostly been resorbed with no sign of scarring or fibrosis, which can be a side effect of other ablation modalities. We expect to complete this study in 2025.

In parallel, in November 2023, we filed a premarket notification 510(k) with the FDA for clearance to commercialize our novel CellFX nsPFA Percutaneous Electrode System in the United States. In March 2024, we received FDA 510(k) clearance for our CellFX nsPFA Percutaneous Electrode System for use in the ablation of soft tissue in percutaneous and intraoperative surgical procedures. More recently, in July 2024, we received FDA 510(k) clearance for a second size of the percutaneous electrode needle, which we believe will provide our customers with an additional treatment option for their patients.

Having secured 510(k) clearance to market and sell the CellFX nsPFA Percutaneous Electrode System in the United States with different sizes of percutaneous electrode needles, we have engaged with experts in the field of soft tissue ablation to gather information that will help shape our future commercial endeavors. To date, we have placed our CellFX System with seven sites in the United States and these sites have been performing initial patient treatments and evaluating the CellFX System under short-term evaluation agreements. To date, the clinicians in our pilot program have completed more than twenty-five patient procedures. We expect to pursue more clinical evidenced-based milestones throughout 2024 and into 2025 in connection with evaluating the early pilot commercialization of our percutaneous electrodes, and we expect to commence a pivotal clinical trial in mid-2025 to support a specific labeling indication to commercialize the Percutaneous Electrode System in the United States as a treatment for benign thyroid nodules.

Our Cardiac Surgical Program

Atrial fibrillation (“AF”) is a type of heart arrythmia, or irregular heartbeat, caused by faulty electrical signals in the heart. AF is a highly prevalent condition and is growing significantly with an ageing population. It is estimated that 43 million people worldwide are affected by AF. Treatment requires the precise and safe ablation of heart tissue to block or otherwise prevent these faulty electrical signals from causing the irregular heartbeat, and we believe nano-PFA technology is uniquely suited to perform an integral role for this application and that it will prove to be highly differentiated from standard thermal energy modalities in use today.

The results of preclinical and clinical testing of both our nano-PFA cardiac products, namely our surgical ablation clamp and our endocardial ablation catheter, have exceeded our expectations and initial data have been presented at physician and industry conferences. While these devices serve different physicians, the application of the energy to safely and effectively ablate cardiac tissue and the treatment of AF are the same, and we believe there will be important synergies realized through their contemporaneous development. The Company’s cardiac surgical ablation clamp and cardiac endocardial ablation catheter both generate our proprietary nano-PFA pulses of electrical energy. We discuss each of these products under development in more detail below.

CellFX nsPFA Cardiac Clamp

Our surgical cardiac ablation clamp is designed for use by cardiac surgeons during the surgical treatment of AF. The standard of care surgical procedure for the treatment of AF is performed by cardiac surgeons and called the Cox-Maze procedure. The Cox-Maze procedure typically uses thermal ablation technologies, such as heat with radiofrequency ablation or cold with cryoablation, to create specific ablation lines in the heart muscle. These ablation lines block the conduction of electrical impulses and can cure patients of their AF.

We believe our nsPFA technology can provide important advantages over today’s thermal modalities in creating these ablation lines. For example, surgeons using the CellFX System should be able to deliver faster ablations through thicker tissue than thermal modalities because of the nonthermal mechanism of action that nano-PFA employs, which is not affected by heatsinks such as blood in the heart. In preclinical studies, our nsPFA Cardiac Clamp has consistently achieved transmural ablations in less than two seconds, independent of tissue type or thickness. Moreover, thermal modalities can cause char formation on electrode surfaces which can cause gaps in the ablation lines that might lead to treatment failure. This should not be an issue with nano-PFA ablation given its nonthermal nature. We believe these advantages will be important to cardiac surgeons, so we are working with leaders in the field to develop this technology quickly.

Over the last several years, we have been developing the cardiac ablation clamp from proof-of-concept to prototype, and we now have what we believe is our initial clinical design. We plan to pursue a PMA application for FDA approval to market the cardiac clamp, which will require pivotal clinical data to support the application. With PMA approval, we expect that we would commercialize the nsPFA Cardiac Surgical System in the United States specifically as a treatment for AF. If granted by the FDA, a specific treatment indication would permit direct marketing of the treatment benefits provided by the device. We expect to begin our pivotal clinical trial for AF in mid-2025. In parallel, we have initiated a multi-site clinical study to treat up to 30 patients in the Netherlands. The first five patients in this cardiac clamp study tolerated the procedure well and acute data have been encouraging. This study should provide information on first-in-human effectiveness and safety with our cardiac surgical ablation clamp.

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

CellFX nsPFA 360° Cardiac Catheter

We believe our cardiac, endocardial, catheter ablation device will have many of the same advantages that the surgical ablation clamp appears to have with respect to both performance and safety compared to standard thermal modalities. Our catheter is uniquely designed to provide a circumferential, or circular, ablation in a single treatment cycle. We believe this will enable faster treatment times compared to what is currently performed with thermal modalities, especially when ablating around the pulmonary veins, a common treatment approach for AF.

In recent years, Pulsed Field Ablation (“PFA”) has gained attention in electrophysiology for the treatment of AF because of its safety profile and speed. Current clinical products employing PFA in AF treatment differ from CellFX nsPFA technology in that the pulse widths are longer, typically in the microsecond domain. We believe CellFX nsPFA technology, which delivers pulses of electrical energy that are each less than a millionth of a second long, can offer similar safety advantages as PFA and may provide improved efficacy advantages based on the circumferential design of our catheter and because it appears CellFX nsPFA technology can create deeper ablations.

Similar to the cardiac ablation clamp, our proprietary catheter has been in development for several years and we have been working with leaders in the electrophysiology field to test the catheter in preclinical studies. After seeing encouraging preclinical results, in December 2023, we initiated a clinical study in Prague, Czech Republic, to test our CellFX nsPFA 360° Cardiac Catheter in patients with AF and early acute data and remapping data from this study have been promising. We have therefore expanded the initial clinical protocol to enroll up to 60 patients, from 30, and to include participation by two additional sites. The study is now almost fully enrolled. Investigators have successfully remapped the first half of the study participants and we have been encouraged by the preliminary results seen in the study. We believe the catheter will need to go through the PMA process for FDA approval to market and sell our cardiac endocardial catheter in the United States. We expect to commence a U.S. IDE pivotal clinical study sometime in the middle of 2025.

The CellFX Console

The CellFX Console is a tunable, software-enabled, console-based platform, designed to accommodate the clinical workflow preferred by physicians. The CellFX System is configured to accept a variety of disposable end-effectors or electrodes across a range of clinical applications. In February 2021, we received 510(k) clearance from the FDA for the CellFX System for dermatologic procedures requiring ablation and resurfacing of the skin. In January 2021, we received Conformité Européene (“CE”) marking approval for the CellFX System, which allows for marketing of the system in the European Union (“EU”). Shortly after these regulatory clearances, we began commercializing the CellFX System in dermatology for the treatment of benign skin lesions. However, in September 2022, we announced a shift in our focus from dermatology to cardiology and the treatment of AF. We have ceased all commercial sales and marketing operations in dermatology. At the present time, we continue to support our remaining commercial users and remain open to a potential commercial partnership. The CellFX System is being used for our current efforts in the treatment of AF and as part of the CellFX nsPFA Percutaneous Electrode System.

We continue to believe nano-PFA ablation, as well as NPS technology more broadly, has the potential to provide superior outcomes across a variety of medical disciplines and we may seek partnership opportunities to develop additional applications.

Financing Our Business

Over the past few years, Robert Duggan, our majority stockholder and Co-Chairman, has made significant investments in our Company to fund its operations. In June 2022, we completed a common stock rights offering to our existing stockholders, which raised $15 million in aggregate. Mr. Duggan purchased approximately 56% of the shares offered through this offering. Then, in September 2022, we entered into a loan agreement with Mr. Duggan pursuant to which he lent us $65 million to fund our product development operations. In April 2023, this loan agreement was terminated when Mr. Duggan and the Company entered into a Securities Purchase Agreement whereby the shares were paid for through the cancellation of both the principal sum of $65.0 million and all accrued and unpaid interest owed at the time under the 2022 loan agreement, which totaled approximately $0.2 million. In June 2024, we completed a rights offering of units (each unit comprising a share of our common stock and two warrants, each to purchase a one-half share of our common stock) to our existing stockholders, which raised $60 million in aggregate. Mr. Duggan purchased approximately 88% of the shares offered through this offering. Mr. Duggan may or may not elect to participate in any number of future fundraisings by the Company, whether similar to those described above or otherwise, and he may choose to invest more than his current pro rata share in any of these fundraisings, or alternatively he may offer to provide additional debt financing as may be needed in order to maintain the Company as a going concern.

The source, timing and availability of any future financing will depend largely upon market conditions and perceived progress in the Company’s on-going product development initiatives, as well as future clinical and regulatory developments concerning the CellFX System and our other NPS-based technologies. Funding may not be available when needed, at all or on terms acceptable to us. Lack of necessary funds may require us to, among other things, delay, scale back or eliminate some or all of our commercial activities, reduce headcount, trim research and product development programs, discontinue clinical trials, stop all or some of our manufacturing operations, defer capital expenditures, deregister from being a publicly traded company and delist from Nasdaq, or license our potential products or technologies to third parties, possibly on terms that cannot sustain our current business. In addition, economic instability caused by the armed conflicts in the Middle East and Ukraine and high interest rates, together with other market factors, could have an adverse impact on potential sources of future financing.

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

Stock-Based Compensation

Our stock-based compensation programs include stock options and an employee stock purchase program. We periodically issue stock options to officers, directors, employees, and consultants for their services to the Company. Such issuances vest and expire according to terms established at the issuance date. Stock-based payments to officers, directors and employees, including grants of employee stock options, are recognized in the financial statements based on their grant date fair values, which are estimated using the Black-Scholes option-pricing model. Stock-based compensation expense is charged to operations on a straight-line basis over the requisite service period. We have granted stock options with time-based, performance-based, and market-based vesting conditions. In October 2024, our Board approved changes to the vesting conditions of certain outstanding common stock option awards so that the performance-based vesting criteria of those particular awards will be changed to either time-based or market-based vesting criteria.

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

Recent Accounting Pronouncements

Refer to “Recent Accounting Pronouncements” in Note 2 of Notes to Condensed Consolidated Financial Statements of this Quarterly Report.

Segment and Geographical Information

We operate and manage our business as one reportable and operating segment. Our Chief Operating Decision Maker ("CODM") reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. All of our long-lived assets are based in the United States.

Results of Operations

Comparison of the three-month periods ended September 30, 2024 and 2023

Our condensed consolidated statements of operations as discussed herein are presented below:

	Three Months Ended
	September 30,
(in thousands)	2024	2023	$ Change
Revenues:
Product revenues	$—	$—	$—
Total revenues	—	—	—
Cost and expenses:
Research and development	7,703	7,472	231
General and administrative	5,952	3,780	2,172
Total cost and expenses	13,655	11,252	2,403
Loss from operations	(13,655)	(11,252)	(2,403)
Other income:
Interest income, net	975	686	289
Total other income	975	686	289
Loss from operations, before income taxes	(12,680)	(10,566)	(2,114)
Income tax benefit	—	—	—
Net loss	$(12,680)	$(10,566)	$(2,114)

Revenues

There were no revenues for the three-month periods ended September 30, 2024 and 2023.

Research and Development

Research and development expenses consist of compensation and other employee related expenses for research and development personnel, clinical trials and consulting costs related to the design, development and enhancement of our potential future products, prototype material and devices. Research and development expenses increased by $0.2 million to $7.7 million for the three-month period ended September 30, 2024, compared to $7.5 million during the same period in 2023 primarily due to increases of $0.4 million in supplies, $0.3 million in compensation and other employee-related expenses, and $0.1 million in stock-based compensation; partially offset by a decrease of $0.6 million in paid services.

General and Administrative

General and administrative expenses consist of compensation and other related employee expenses for executives, finance, legal, human resources, information technology, and administrative personnel, professional fees, patent fees and costs, insurance costs and other general corporate expenses. General and administrative expenses increased by $2.2 million to $6.0 million for the three-month period ended September 30, 2024, compared to $3.8 million during the same period in 2023 primarily due to increases of $1.1 million in stock-based compensation, $0.6 million in compensation and other employee-related expenses, and $0.5 million in paid services and general administrative costs.

Other Income, net

Interest income, net, increased by $0.3 million to $1.0 million for the three-month period ended September 30, 2024, compared to $0.7 million during the same period in 2023. Interest income increased by $0.3 million, driven by increased returns on higher cash balances.

Comparison of the nine-month periods ended September 30, 2024 and 2023

Our condensed consolidated statements of operations as discussed herein are presented below:

	Nine Months Ended
	September 30,
(in thousands)	2024	2023	$ Change
Revenues:
Product revenues	$—	$—	$—
Total revenues	—	—	—
Cost and expenses:
Research and development	21,674	19,998	1,676
General and administrative	14,322	11,043	3,279
Total cost and expenses	35,996	31,041	4,955
Loss from operations	(35,996)	(31,041)	(4,955)
Other income:
Interest income, net	1,796	764	1,032
Total other income	1,796	764	1,032
Loss from operations, before income taxes	(34,200)	(30,277)	(3,923)
Income tax benefit	—	—	—
Net loss	$(34,200)	$(30,277)	$(3,923)

Revenues

There were no revenues for the nine-month periods ended September 30, 2024 and 2023.

Research and Development

Research and development expenses consist of compensation and other employee related expenses for research and development personnel, clinical trials and consulting costs related to the design, development and enhancement of our potential future products, prototype material and devices. Research and development expenses increased by $1.7 million to $21.7 million for the nine-month period ended September 30, 2024, compared to $20.0 million during the same period in 2023 primarily due to increases of $1.3 million in stock-based compensation, $0.9 million in compensation and other employee-related expenses, and $0.3 million in supplies. These increases were partially offset by a decrease of $0.8 million in paid services.

General and Administrative

General and administrative expenses consist of compensation and other related employee expenses for executives, finance, legal, human resources, information technology, and administrative personnel, professional fees, patent fees and costs, insurance costs and other general corporate expenses. General and administrative expenses increased by $3.3 million to $14.3 million for the nine-month period ended September 30, 2024, compared to $11.0 million during the same period in 2023 primarily due to increases of $1.7 million in stock-based compensation, $0.8 million in compensation and other employee-related expenses, $0.6 million in paid services, and $0.2 million in facilities and IT cost allocations driven by our shift in focus.

Other Income, net

Interest income, net, increased by $1.0 million to $1.8 million for the nine-month period ended September 30, 2024, compared to $0.8 million during the same period in 2023. Interest income decreased by $0.1 million to $1.8 million for the nine-month period ended September 30, 2024, compared to $1.9 million during the same period in 2023. Interest expense decreased by $1.1 million to zero for the nine-month period ended September 30, 2024, compared to $1.1 million during the same period in 2023 driven by the extinguishment of the 2022 Loan Agreement.

Liquidity and Capital Resources

To date, we have not generated significant revenues from product sales. Since inception, we have funded our business primarily through the issuance of equity securities and debt. Over the next few years, we intend to invest in research and development to develop additional commercially viable products and to assess the feasibility of potential future products.

On June 9, 2022, we completed the 2022 Rights Offering resulting in the sale of 7,317,072 Units, at a price of $2.05 per Unit, with each Unit consisting of one share of the Company’s common stock, par value $0.001 per share, and one warrant to purchase one share of common stock at $2.05 per share. 7,317,072 shares of common stock and warrants to acquire up to an additional 7,317,072 shares of common stock were issued in the 2022 Rights Offering. The Company received aggregate gross proceeds from the 2022 Rights Offering of $15 million. In May 2023, the Company delivered an irrevocable notice of redemption to warrant holders and, on June 16, 2023, it redeemed the last of the outstanding 2022 Rights Offering Warrants at a price of $0.01 per warrant share.  Prior to the redemption date, warrants to purchase 7,250,897 shares were exercised, generating approximately $14.9 million of total gross proceeds to the Company. As of September 30, 2023, there were no 2022 Rights Offering Warrants outstanding. Robert W. Duggan, the Company’s majority stockholder and Co-Chairman, purchased approximately 56% of the shares offered through the 2022 Rights Offering.

In September 2022, we entered into the 2022 Loan Agreement with Robert W. Duggan, our majority stockholder and Co-Chairman, in connection with Mr. Duggan lending the principal sum of $65.0 million to the Company. The 2022 Loan Agreement had a maturity date of March 20, 2024. Under the 2022 Loan Agreement, Mr. Duggan provided us, subject to certain conditions, an unsecured term loan facility in an original aggregate principal amount of $65.0 million. The 2022 Loan Agreement bore interest at a rate per annum equal to 5.0%, payable quarterly, commencing on January 1, 2023. On March 17, 2023, the Company and Mr. Duggan amended certain terms of the Loan Agreement. There were no changes to the interest rate, the principal sum repayment date was changed to September 30, 2024. However, on April 30, 2023, we entered into a Securities Purchase Agreement with Mr. Duggan, pursuant to which we agreed to issue and sell to Mr. Duggan 10,022,937 shares of our common stock, par value $0.001 per share, in a Private Placement, at a price per share of $6.51. These shares were paid for through the cancellation of the amounts then owed by the Company under the 2022 Loan Agreement, the principal sum of $65.0 million and all accrued and unpaid interest outstanding, which totaled approximately $0.2 million as of April 30, 2023. The parties completed the Private Placement on May 9, 2023 and, upon closing and satisfaction of the outstanding debt, the 2022 Loan Agreement terminated, without early termination fees or penalties being owed by the Company. No additional amounts are owed to Mr. Duggan under the 2022 Loan Agreement.

On July 3, 2024, we announced the closing of our 2024 Rights Offering. The 2024 Rights Offering resulted in the sale of six million 2024 Units, at a price of $10.00 per 2024 Unit. Each 2024 Unit consisted of one share of our common stock, par value $0.001 per share, and two warrants, each being a warrant to purchase one-half of one share of common stock. The common stock and warrants comprising the 2024 Units separated upon the closing of the 2024 Rights Offering and were issued individually. A total of 5,999,998 shares of common stock and warrants to acquire up to approximately an additional six million shares of common stock were issued in the offering. We received aggregate gross proceeds from the 2024 Rights Offering of $60 million. If exercised, additional gross proceeds of up to $66 million may be received through the exercise of warrants issued in the 2024 Rights Offering. Each warrant will be exercisable for $11.00 per whole share, which equals 110% of the subscription price for the Units. Warrants are exercisable immediately and will expire on the fifth anniversary of the closing of the 2024 Rights Offering. Half of the warrants issued in the rights offering are redeemable by us if our stock trading price exceeds $16.50 for twenty consecutive trading days and the other half of the warrants issued in the rights offering are redeemable by us if our stock trading price exceeds $22.00 for twenty consecutive trading days. As of September 30, 2024, we have received $1.5 million in gross proceeds from exercises of the 2024 Rights Offering warrants.

Our condensed consolidated statements of cash flows as discussed herein are presented below:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(27,199)	$(26,259)
Net cash used in investing activities	(72)	(78)
Net cash provided by financing activities	61,939	15,584
Net increase (decrease) in cash and cash equivalents	$34,668	$(10,753)

To date, we have generated limited revenue and used cash in our operating activities. As a result, we have incurred significant operating losses in each year since our inception and we may continue to incur additional losses for the next several years. As of September 30, 2024, we had cash and cash equivalents of $79.0 million. We believe that our existing cash and cash equivalents will be sufficient to fund our projected operating requirements for at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q. However, we plan to raise additional capital in the future. We can give no assurance, at this time, that additional financing or a collaboration will be available when needed on terms acceptable to us, however.

These expectations are based on our current operating and financing plans which are subject to change. Until we are able to generate sustainable product revenues at profitable levels, we expect to finance our future cash needs through public or private equity offerings, debt financings, and/or potential new collaborations. Such additional funds may not be available on terms acceptable to us or at all. If we raise funds by issuing equity or equity-linked securities, the ownership of some or all of our stockholders may be diluted, and the holders of new equity securities may have priority rights over our existing stockholders. If adequate funds are not available, we may be required to curtail operations significantly or obtain funds by entering into agreements on unattractive terms. Our inability to raise capital could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, lack of necessary funds may require us to, among other things, reduce headcount, trim research and product development programs, discontinue clinical trials, defer capital expenditures, deregister from being a publicly traded company and delist from Nasdaq, or license our potential products or technologies to third parties, possibly on terms that cannot sustain our current business. In addition, instability in economic activity caused by the armed conflicts in the Middle East and Ukraine and high interest rates, together with other market factors, could have an adverse impact on potential sources of future financing.

Operating Activities

During the nine months ended September 30, 2024, we used cash in the amount of $27.2 million in operating activities. The difference between cash used in operating activities and net loss consisted primarily of stock-based compensation, depreciation and amortization, as well as a decreases in accounts payable and an increase in prepaids and other current assets.

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

During the nine months ended September 30, 2024, $0.1 million of cash used in investing activities was driven by the purchase of property and equipment.

During the nine months ended September 30, 2023, $0.1 million of cash used in investing activities was driven by the purchase of property and equipment.

Financing Activities

During the nine months ended September 30, 2024, cash provided by financing activities was $61.9 million, primarily due to $59.6 million of net proceeds from the 2024 Rights Offering, $1.5 million of proceeds from the exercise of warrants, $0.5 million of proceeds from issuance of common stock under employee stock purchase plan and $0.5 million of proceeds from the exercise of stock options, offset by $0.2 million of deferred issuance costs in relation to a future at-the-market equity offering.

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

Off-Balance-Sheet Arrangements

At September 30, 2024, we did not have any transactions, obligations or relationships that constitute off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. No liability associated with such indemnification agreements has been recorded as of September 30, 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer, who is our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer has concluded that, as of September 30, 2024, our disclosure controls and procedures were effective (a) to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (b) to include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act, as amended, that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

In November 2022, the employment of our former Chief Financial Officer, Sandra Gardiner, terminated. Ms. Gardiner’s departure was not the result of any disagreement with the Company on any matter relating to its operations, accounting policies or practices, although the Company determined that she was not eligible to receive any severance benefits under the terms and conditions of her then existing employment agreement. In March 2023, Ms. Gardiner filed an arbitration demand with JAMS seeking severance benefits and other remedies, alleging breach of contract and unlawful termination in violation of public policy, among other things. We believe that Ms. Gardiner’s claims are without merit and we intend to vigorously defend ourselves against them. Because of the difficulty in predicting the outcome of any legal proceeding, the Company is not able to conclude that a liability is probable and cannot predict what the final outcome of Ms. Gardiner’s arbitration proceeding will likely be or provide a reasonable estimate for the range of ultimate possible loss, if any. However, at this time, we believe that the final resolution of this matter will not adversely affect our consolidated position, results of operation, or cash flows.

Item 1A. Risk Factors

Summary

Below is a summary of the principal factors that make an investment in Pulse Biosciences, Inc. speculative or risky. The following summary does not contain all of the information that may be important to you, and you should read the below summary in conjunction with the more detailed discussion of risks set forth following the summary.

Risks Related to Our Financial Position and Need for Additional Capital

●	We will need to obtain additional funding to finance our operations and complete the development and any commercialization of our products. If we do not receive substantial capital when needed, we may be forced to restrict our operations or delay, reduce or eliminate our product development programs.

●	We depend heavily on the success of NPS to nonthermally clear targeted cells while sparing adjacent noncellular tissue. If we are unable to successfully develop and commercialize this patented technology, or experience significant delays in doing so, we may extend the period in which we will incur significant financial losses as an organization.

●	We are a development-stage company with very limited experience commercializing products. We have incurred significant losses since our inception. We anticipate that we will continue to incur losses for at least the next several years and may never generate profits from operations or maintain profitability.

●	We will need to raise additional capital, which may result in further dilution to our investors, or incur additional indebtedness. The servicing of future debt may impair our liquidity position.

Risks Related to the Development and Commercialization of our Medical Products

●	We can provide no assurance that our clinical product candidates, including our product candidates for the treatment of atrial fibrillation ("AF"), our CellFX nsPFA Cardiac Clamp and our CellFX nsPFA 360° Cardiac Catheter and our soft tissue ablation product specifically indicated for treatment of benign thyroid nodules, will obtain regulatory approval or that the results of clinical studies will be favorable.

●	Medical device development and commercialization is a complex, time-consuming and expensive process. Our industry is fraught with risk and a high rate of failure.

●	We have very limited sales and marketing experience and no experience commercializing our CellFX nsPFA Percutaneous Electrode System or either of our cardiac products currently under development. We can give no assurances that our devices will be adopted by surgeons or other physicians to treat any medical condition.

●	Regulatory requirements and timelines may affect the scope and timeline of our trials and the potential market for our product candidates, including the possibility of significant delays to any product launch.

●	The medical device industry is characterized by intense competition, rapid technological changes, new product introductions and enhancements, and evolving industry standards. If we do not develop and obtain regulatory clearances or approvals for new products or product enhancements in time to meet market demand, or if there is insufficient demand for our products or enhancements, our results of operations will suffer.

●	If we experience any number of possible unforeseen events in connection with our clinical trials, potential marketing approval or commercialization of our product candidates could be delayed or prevented.

●	If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory bodies, such as the U.S. Food and Drug Administration or the European Medicines Agency, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our medical devices.

●	Regulatory requirements and timelines may affect the scope and timeline of our trials and the potential market for our product candidates.

Risks Related to Our Industry and Market

●	We face substantial competition, which may result in others developing or commercializing products before or more successfully than we do.

●	We compete against well-established incumbent technologies offering products in cardiology, oncology, and dermatology, as well as in minimally invasive procedures. All of these companies currently have greater financial, technical, research, and/or other resources than we do and have larger and more established manufacturing capabilities and marketing, sales, and support functions.

●	We may pursue business development opportunities to expand or enhance our pipeline of potential products, including through potential acquisitions of and/or collaborations with other entities or the acquisition of products unrelated to NPS technology, which may not achieve intended results or could increase the number of our outstanding shares or amount of outstanding debt or result in a change of control.

Legal, Tax, Regulatory, and Compliance Risks

●	Our ability to commercialize any of our product candidates is subject to substantial regulatory and legislative uncertainty, including as to pricing, reimbursement practices or other healthcare initiatives which could harm our business.

●	We may face costly legal claims, in particular related to product liability and intellectual property infringement.

●	We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations. We can face serious consequences for violations.

Risks Related to Our Intellectual Property, Cybersecurity and Data Privacy

●	We rely upon patents to protect our technology. We may be unable to protect our intellectual property rights and we may be liable for infringing the intellectual property rights of others.

●	Our actual or perceived failure to comply with stringent and changing obligations related to data privacy and security could lead to regulatory investigations and actions, litigation, fines and penalties, disruptions to our business operations, reputational harm, loss of revenue and profits, and other adverse business impacts.

●	We are exposed to risks related to cybersecurity and data privacy threats and incidents and we are subject to restrictions and changes in laws and regulations governing our data privacy and data protection, any of which could have a material adverse effect on our business.

Risks Related to Corporate Governance and Employee Relations

●	Our future success depends on our ability to retain our Chief Executive Officer, our Chief Technology Officer, our Chief Commercial Officer, our Chief Strategy Officer, and other key executives and to attract, retain and motivate qualified personnel.

●	Our Co-Chairman owns more than a majority of the voting power of the outstanding shares of our common stock and, as a result, investors may have limited ability to affect either the corporate governance of the Company or the taking of certain major decisions.

Risks Related to Owning Our Common Stock

●	Substantial future sales of our shares of common stock in the public market, or the perception that these sales could occur, could cause the price of the shares to decline significantly, even if our business is doing well.

●	The prices of our shares of common stock may be volatile and fluctuate substantially, which could result in substantial losses for our stockholders.

●	73% of our outstanding shares are owned by our Co-Chairman, Robert Duggan, and his affiliates, which can reduce liquidity of our stock. Historically, our trading volume on Nasdaq has been low.

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

We have not generated significant revenue, and we may never become profitable.

To date, we have not generated significant revenue, and we have historically relied on financing from the sale of equity securities and loans to fund our operations. We expect that our future financial results will depend primarily on our success in launching, selling, and supporting our therapies and procedures using our NPS technology. We expect to expend significant resources on hiring of personnel, continued scientific and product research and development, potential product testing and preclinical and clinical investigation, intellectual property development and prosecution, capital expenditures, working capital, general and administrative expenses, and fees and expenses associated with our capital raising efforts. We expect to incur costs and expenses related to consulting costs, laboratory development costs, hiring of scientists, engineers, sales representatives, and other operational personnel, and the continued development of relationships with potential partners. We are incurring significant operating losses, we expect to continue to incur additional losses for at least the next several years, and we cannot assure you that we will generate substantial revenue or be profitable in the future. There are no assurances that our future products will be cleared or approved or become commercially viable or accepted for use. Even with commercially viable applications of our technology, which may include licensing, we may never recover our research and development expenses.

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

We have experienced operating losses, and we expect to continue to incur operating losses for the next several years as we implement our business plan. Currently, we have no significant revenue from operations, and we do not have arrangements in place for all the anticipated financing that would be required to fully implement our business plan. Our prior losses, combined with expected future losses, have had, and will continue to have, for the foreseeable future, an adverse effect on our stockholders’ equity and working capital.

We will need to raise additional capital in order to continue to execute our business plan. If we are unable to raise sufficient additional funds, we may need to scale back our future operations. Also, the ongoing armed conflicts in the Middle East, Ukraine, and elsewhere, which have negatively impacted the global macroeconomic environment and capital markets, may make it more difficult for us to raise additional funds.

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

Any future indebtedness could impose on us restrictive covenants, including further limitations on our ability to incur additional debt, limitations on our ability to issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. Also, in the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish, or license to a third party on unfavorable terms, our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves or reserve certain opportunities for future potential arrangements when we might otherwise be able to achieve more favorable terms. In addition, we may be forced to work with a partner on one or more of our products or market development programs, which could lower the economic value of those programs to us.

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

We believe that developing the commercialization aspects of a company will take a substantial amount of capital and commitment of time and effort. We may seek development and marketing partners and license our technology to others in order to avoid our having to provide the marketing, manufacturing, and distribution capabilities within our organization. There can be no assurance that we will find any development and marketing partners or companies that are interested in licensing our technology. If we are unable to establish and maintain adequate sales, marketing, manufacturing, and distribution capabilities, independently or with others, we will not be able to generate product revenue and may not become profitable.

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

We may encounter manufacturing problems or delays that could result in lost revenue or slower than anticipated product development. Additionally, we currently rely on third-party suppliers for critical components needed to manufacture the CellFX System and related applicators. Any problems experienced by these suppliers could result in a delay or interruption of their supply to us and, as a result, we may face delays in the development and commercialization of products.

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

We currently purchase components for our products under purchase orders and do not have long-term contracts with most of the suppliers of these materials. If suppliers were to delay or stop producing our components, or if the prices they charge us were to increase significantly, or if they elected not to sell to us, we would need to identify other suppliers and we may not be able to secure alternative suppliers on favorable terms, or at all. Any failure of these suppliers to perform satisfactorily could adversely impact our business and results of operations and we may experience delays in manufacturing of our devices while finding another acceptable supplier.

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

Medicare reimburses for medical technologies and products in a variety of ways, depending on where and how the item is used. However, Medicare only provides reimbursement if CMS determines that the item should be covered and that the use of the device or product is consistent with the coverage criteria. A coverage determination can be made at the local level by the Medicare administrative contractor, a private contractor that processes and pays claims on behalf of CMS for the geographic area where the services were rendered, or at the national level by CMS through a national coverage determination. There are statutory provisions intended to facilitate coverage determinations for new technologies, but it is unclear how these provisions might apply to the CellFX System or to any of our proposed devices and products, as they are still largely in the development stages. Coverage presupposes that the technology, device, or product has been cleared or approved by the FDA and further, that the coverage will be consistent with the approved intended uses of the device or product as approved or cleared by the FDA, but coverage can be narrower. A coverage determination may be so limited that relatively few patients will qualify for a covered use of a device or product.

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

If we fail to maintain necessary regulatory clearance for our products, or if clearances or approvals for future devices and indications are delayed or not issued, the commercial prospects for our CellFX System and other NPS technologies would be harmed.

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

The exact mechanism(s) of action(s) of our NPS technology platform, including nano-PFA, is not fully understood, and data are still being gathered regarding its use. Furthermore, there are only a relatively small number of scientists and researchers who can be considered experts in the use of this emerging technology. Insofar as potential regulators, partners or investors value a clear understanding of a technology’s mechanism of action, this limitation could make it more challenging for us to obtain requisite regulatory approvals, investments or a partnership on favorable terms as a result.

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

The development, marketing, and sale of any future products in development depends upon our ability to maintain strong working relationships with physicians. We rely on these professionals to provide us with considerable knowledge and experience regarding the development, marketing, and sale of our products. Physicians assist us in clinical trials and as researchers, marketing and product consultants and public speakers. If we cannot maintain our strong working relationships with these professionals and continue to receive their advice and input, the development and marketing of our products could suffer, which could harm our business, financial condition and results of operations. The medical device industry’s relationship with physicians is under increasing scrutiny by the Office of Inspector General (“OIG”), the Department of Justice (“DOJ”), state attorneys general, and other foreign and domestic government agencies. Our failure to comply with laws, rules and regulations governing our relationships with physicians, or an investigation into our compliance by the OIG, DOJ, state attorneys general, and other government agencies, could significantly harm our business, including compromising the use or integrity of our clinical data in regulatory submissions to the FDA or similar regulatory authorities.

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

Also, any material changes to any of the laws or regulations applicable to our business could harm our business, financial condition and results of operations.

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

Any of the above may cause our stock price or trading volume to decline. Stock markets in general, and the market for companies in our industry in particular, have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including ours. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. Investors may not realize any return on their investment in us and may lose some or all of their investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. The high volatility of our stock price, the composition of our Board and governance practices, including our Co-Chairman’s repeated interest in acquiring additional shares in our Company through related party transactions, as well as countless other factors not identified above, increase the risk of securities litigation or shareholder derivative litigation against the Company and its Directors. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns and adversely impact our ability to raise capital to fund our operations, which could seriously harm our business.

Sales or purchases of shares of our common stock may adversely affect the market for our common stock.

If we or our stockholders, particularly our directors, executive officers and significant stockholders, sell or purchase, register for sale, or indicate an intent to sell or purchase, shares of our common stock in the public market, it may have a material adverse effect on the market price of our common stock. In particular, Robert W. Duggan, our majority stockholder and Co-Chairman, is not subject to any contractual restrictions with us on his ability to sell or transfer the shares of our common stock that he holds, and these sales or transfers could create substantial declines in the price of our securities or, if these sales or transfers were made to a single buyer or group of buyers, could contribute to a transfer of control of our Company to a third party. Many of Mr. Duggan’s shares in the Company have been registered for resale pursuant to an effective registration statement on Form S-3. Sales by Mr. Duggan of a substantial number of shares, or the expectation of such sales, could cause a significant reduction in the market price of our common stock.

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

A majority percentage of our outstanding stock is held by Robert W. Duggan, Co-Chairman of our Board, who beneficially owns approximately 73% of our common stock outstanding as of the date of this Quarterly Report. As a result, Mr. Duggan has control over corporate actions requiring stockholder approval, including the following actions:

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

Robert W. Duggan is our Co-Chairman, and he beneficially owns approximately 73% of our common stock outstanding as of the date of this Quarterly Report. In addition, Mr. Duggan is not subject to any contractual restrictions on his ability to acquire additional shares of common stock, and any such purchases, including purchases of equity securities in connection with any rights offerings or any alternative equity or equity-linked offering that we may conduct, could result in his acquisition of a majority of our common stock. As a result of Mr. Duggan’s controlling ownership and position as Co-Chairman, others may be less inclined to pursue an acquisition of us and therefore we may not have the opportunity to be acquired in a transaction that stockholders might otherwise deem favorable, including transactions in which our stockholders might realize a substantial premium for their shares. In addition, public speculation regarding Mr. Duggan, as well as our relationship with Mr. Duggan, could cause our stock price to fluctuate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended September 30, 2024, we completed no unregistered sale of our securities.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the three-month period ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

PULSE BIOSCIENCES, INC.

Date: October 30, 2024	By:	/s/ Burke T. Barrett
Burke T. Barrett
President and Chief Executive Officer (Principal Executive and Principal Financial Officer)