Form 10-K
period 2024-12-31
PULSE BIOSCIENCES, INC.
filed 2025-03-31
CIK 1625101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

Or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-34899

Pulse Biosciences, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-5696597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 Brickell Key Drive, Suite 1080 Miami, FL	33131
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 906-4600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	PLSE	The Nasdaq Stock Market LLC

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

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of the registrant’s common stock on such date as reported by Nasdaq Capital Market, was approximately $182,956,030. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the registrant’s common stock as of March 21, 2025: 67,273,800

“Pulse Biosciences,” the Pulse logos and other trademarks or service marks that we use in connection with the operation of our business appearing in this annual report on Form 10-K (this "Annual Report"), including CellFX, CellFX CloudConnect, Nano-pulse Stimulation, nsPFA, nanosecond-PFA, CellFX nsPFA, and NPS, are the property of Pulse Biosciences, Inc. Solely for your convenience, some of our trademarks and trade names referred to in this Annual Report are listed without the ® and TM symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks and trade names. Also, this Annual Report may contain additional trade names, trademarks or service marks of others, which are the property of their respective owners. We do not intend our use or display of any other company’s trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any of these other companies.

Unless expressly indicated or the context requires otherwise, the terms “Pulse,” “Company,” “we,” “us,” and “our,” in this document refer to Pulse Biosciences, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements related to our expected business, new product introductions and adoption rates, sales forecasts, results of clinical studies, expectations regarding regulatory clearance and the timing of FDA or non-US filings or approvals, procedure adoption, future financial position, our ability to generate revenues, our financing plans and future capital requirements, anticipated costs of revenue, anticipated expenses, our anticipated cash flows, our ability to finance operations from cash flows or otherwise, and statements based on current expectations, estimates, forecasts, and projections about the economies and markets in which we operate and intend to operate and our beliefs and assumptions regarding these economies and markets. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. You should read the “Risk Factors” section of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein. We do not assume any obligation to update any forward-looking statements.

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

Risks Related to Our Financial Position and Need for Additional Capital

●	We will need to obtain additional funding to finance our operations and complete the development and commercialization of our products. If we do not receive substantial capital when needed, we may be forced to restrict our operations or delay, reduce or eliminate our product development programs.

●

We depend heavily on the success of NPS to nonthermally clear targeted cells while sparing adjacent noncellular tissue. If we are unable to successfully develop and commercialize this patented technology, or experience significant delays in doing so, we may extend the period during which we will incur significant financial losses as an organization.

●

We are a development-stage company with very limited experience commercializing products. We have incurred significant losses since our inception. We anticipate that we will continue to incur losses for at least the next several years and may never generate profits from operations or maintain profitability.

●	We will need to raise additional capital, which may result in further dilution to our investors, or incur indebtedness. The servicing of future debt may impair our liquidity position.

Risks Related to the Development and Commercialization of our Medical Products

●	Medical device development and commercialization is a complex, time-consuming and expensive process. Our industry is fraught with risk and a high rate of failure.

●

We can provide no assurance that our clinical product candidates, including our product candidates for the treatment of atrial fibrillation ("AF"), such as our nsPFA Cardiac Clamp and our nsPFA 360° Cardiac Catheter, will obtain regulatory approval or that the results of clinical studies will be favorable.

●	We have very limited sales and marketing experience and we can give no assurances that our devices will be adopted by surgeons or other physicians to treat any medical condition.

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

●	Commercialization of our product candidates could be delayed or prevented if we experience any number of possible unforeseen events in connection with our clinical trials.

●

If clinical trials of our product candidates fail to demonstrate safety and effectiveness to the satisfaction of applicable regulatory bodies, such as the U.S. Food and Drug Administration or the European Medicines Agency, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our medical devices.

Risks Related to Our Industry and Market

●	We face substantial competition, which may result in others developing or commercializing competitive products before or more successfully than we do.

●

We compete against well-established incumbent technologies offering products in cardiology, oncology, and dermatology, as well as in minimally invasive procedures. All of these companies currently have greater financial, technical, research, and/or other resources than we do and have larger and more established manufacturing capabilities and marketing, sales, and support functions.

●

We may pursue business development opportunities to expand or enhance our pipeline of potential products, including through potential acquisitions of and/or collaborations with other entities or the acquisition of products unrelated to NPS technology, which may not achieve intended results or could increase the number of our outstanding shares, result in a change of control or cause us to incur a material amount of indebtedness.

Legal, Tax, Regulatory, and Compliance Risks

●

Our ability to commercialize any of our product candidates is subject to substantial regulatory and legislative uncertainty, including as to pricing, reimbursement practices or other healthcare initiatives which could harm our business.

●	We may face costly legal claims, in particular related to product liability and intellectual property infringement.

●	Trade tariffs and changes at the U.S. FDA may adversely affect our operating costs and timelines.

●	We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations. We can face serious consequences for violations.

Risks Related to Our Intellectual Property, Cybersecurity and Data Privacy

●	We rely upon patents to protect our technology. We may be unable to protect our intellectual property rights and we may be liable for infringing the intellectual property rights of others.

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

Risks Related to Corporate Governance and Employee Relations

●	Our future success depends on our ability to retain our chief executive officers and other key executives and to attract, retain and motivate qualified personnel.

●

Our Co-Chairman owns approximately 73% of the voting power of the outstanding shares of our common stock and, as a result, investors may have limited ability to affect either the corporate governance of the Company or the taking of certain major decisions.

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

Part I

Item 1. Business

Overview

We are a novel ablation company committed to health innovation using our patented Nano-pulse Stimulation (“NPS”) technology, a revolutionary energy modality that delivers nanosecond-duration pulses of electrical energy, each less than a millionth of a second long, to nonthermally clear or kill targeted cells. NPS technology, also referred to as Nanosecond Pulsed-Field Ablation (“nsPFA”) technology when used to ablate cellular tissue, can be used to treat a variety of medical conditions for which an optimal solution remains unfulfilled. We developed our proprietary CellFX System, a novel nsPFA delivery platform, and commercialized the initial application of its nsPFA technology to treat benign lesions of the skin. In parallel, we have designed a variety of applicators, or disposables, to explore the potential use of the CellFX platform to treat disorders in other medical specialties, such as cardiology, gastroenterology, gynecology, and ear, nose and throat. These applicators include devices for open surgical procedures, endoscopic or minimally invasive procedures, and endoluminal catheters, and each has been used in preclinical studies. Based on our preclinical experience and the potential to significantly improve outcomes for patients in a large and growing market, we decided in 2022 to focus our primary efforts on the use of nsPFA energy and the CellFX platform in the treatment of atrial fibrillation and in a select few other markets where it could have a profound positive impact on healthcare for both patients and providers, such as surgical soft tissue ablation.

CellFX nsPFA Percutaneous Electrode System

Our first product for soft tissue ablation in a surgical setting, the nsPFA Percutaneous Electrode System, consists of a disposable, percutaneous, needle electrode for use with our proprietary CellFX Console. This novel electrode is designed to harness and deliver the key advantages of nsPFA energy, enabling precise nonthermal removal of cellular tissue without inducing thermal necrosis.

After years of preclinical development and testing, in June 2023, we initiated a first-in-human study using our proprietary nsPFA-enabled percutaneous electrode. This study was conducted by Professor Stefano Spiezia at the Ospedale del Mare in Naples, Italy, to help us better understand and confirm the mechanism of action and tissue response of nsPFA energy in internal organs such as the thyroid. Thirty study subjects were treated, all of whom tolerated the procedure well with no reported serious side effects. Ultrasound images post-procedure showed treated portions of the benign thyroid nodules were mostly resorbed with no sign of scarring or fibrosis by ultrasound, which can be a side effect of other ablation modalities using thermal energies.

In parallel, in November 2023, we filed a premarket notification 510(k) with the FDA for clearance to commercialize our novel nsPFA Percutaneous Electrode System in the United States. In March 2024, we received FDA 510(k) clearance for our nsPFA Percutaneous Electrode System for use in the ablation of soft tissue in percutaneous and intraoperative surgical procedures. More recently, in August 2024, we received FDA 510(k) clearance for a second size of the percutaneous electrode needle, which we believe will provide our customers with an additional treatment option for their patients.

Having secured 510(k) clearance to market and sell the nsPFA Percutaneous Electrode System in the United States with different sizes of percutaneous electrode needles, we have engaged with experts in the field of soft tissue ablation to gather information that will help shape our future commercial endeavors. To date, we have placed our CellFX System with eight sites in the United States and these sites have been performing initial patient treatments and evaluating the CellFX System under short-term evaluation agreements. To date, the clinicians in our pilot program have completed more than 70 patient procedures. We expect to pursue more clinical evidenced-based milestones throughout 2025 in connection with evaluating the early pilot commercialization of our percutaneous electrodes, and we expect to commence a pivotal clinical trial in mid-2025 to support a specific labeling indication to commercialize the nsPFA Percutaneous Electrode System in the United States as a treatment for benign thyroid nodules.

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

The results of preclinical and clinical testing of both our nsPFA cardiac products, namely our surgical ablation clamp and our endocardial ablation catheter, have exceeded our expectations and initial data have been presented at physician and industry conferences. While these devices serve different physicians, the application of the energy to safely and effectively ablate cardiac tissue and the treatment of AF are the same, and we believe there will be important synergies realized through their contemporaneous development. The Company’s cardiac surgical ablation clamp and cardiac endocardial ablation catheter both generate our proprietary nsPFA pulses of electrical energy. We discuss each of these products under development in more detail below.

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

We believe our nsPFA technology can provide important advantages over today’s thermal modalities in creating these ablation lines. For example, surgeons using the CellFX System should be able to deliver faster ablations and through thicker tissue than thermal modalities because of the nonthermal mechanism of action that nsPFA employs, which is not affected by heatsinks such as blood in the heart. In preclinical studies, our nsPFA Cardiac Clamp has consistently achieved transmural ablations in less than two seconds, independent of tissue type or thickness. Moreover, thermal modalities can cause char formation on electrode surfaces which can cause gaps in the ablation lines that might lead to treatment failure. This should not be an issue with nsPFA ablation given its nonthermal nature. Also, because nsPFA ablation does not impact acellular tissue, such as collagen or cartilage, our technology has the potential to offer significant safety advantages over thermal modalities by allowing surgeons to ablate near and into vessels and valves without concern of permanent damage. And finally, nsPFA ablation has been shown to spare nerves of any permanent damage, even when treated directly, which is another concern for thermal modalities. We believe these advantages will be important to cardiac surgeons, so we are working with leaders in the field to develop this technology quickly. In May 2023, we appointed Dr. Gan Dunnington as our Chief Medical Officer, Cardiac Surgery. Dr. Dunnington is a cardiothoracic surgeon and the Director of Cardiothoracic Surgery at St. Helena Hospital (Napa Valley). He specializes in minimally invasive complex cardiothoracic procedures for the treatment of AF. And, in October 2023, we appointed Dr. Niv Ad as our Chief Science Officer, Cardiac Surgery. Dr. Ad specializes in the surgical treatment of atrial fibrillation, minimally invasive heart surgery and other advanced heart surgery techniques and transcatheter therapies.

Over the last several years, we have been developing the cardiac ablation clamp from proof-of-concept to prototype, and we now have what we believe will be our initial commercial design. The device was designed with the input of key physicians in cardiac surgery, and we believe it will offer a highly differentiated option relative to the standard of care thermal modalities. Since 2023, we have been meeting with the FDA to discuss the regulatory requirements for a potential 510(k) clearance or other approval to market our cardiac clamp in the United States. Today, we plan to pursue a PMA application for FDA approval to market the cardiac clamp specifically as a surgical way to treat AF.  Seeking an AF indication through a PMA application will require pivotal clinical data to support the application. We expect to begin our pivotal clinical trial of the cardiac surgical clamp for AF in mid-2025. With PMA approval, we expect that we would then commercialize the nsPFA Cardiac Surgical System in the United States specifically as a treatment for AF. Separately, we have already enrolled thirty patients in our first-in-human clinical feasibility study of the cardiac clamp, a multi-site study of AF in the Netherlands. All of the patients in our first-in-human study have tolerated the procedure well and acute data have been encouraging. We expect data from this study will provide important support for our IDE submission for the pivotal clinical trial as well as initial evidence of the effectiveness and safety of our cardiac surgical ablation clamp as a surgical way to treat AF.

In July 2024, we received Breakthrough Device Designation from the FDA for our nsPFA Cardiac Surgery System for the treatment of AF. The FDA’s Breakthrough Devices Program is a voluntary program for certain medical devices that potentially provide for more effective treatment or diagnosis of a life-threatening or irreversibly debilitating disease or condition. More recently, our Cardiac Surgery System was enrolled in the FDA’s Total Product Life Cycle (TPLC) Advisory Program (TAP). The FDA’s Center for Devices and Radiological Health (CDRH) launched the TAP program to help generate more rapid development of high-quality, safe, effective, and innovative medical devices that are critical to public health. TAP’s primary goal is to expedite patient access to innovative medical devices by providing early, frequent and strategic communications with the FDA and facilitating engagement with other key parties for developers of devices of public health importance. Both programs are designed to expedite the development, assessment, and review of medical devices for premarket approval, 510(k) clearance, or De Novo marketing authorization. Breakthrough Devices, even those enrolled in the FDA’s TAP Program, must still meet the FDA’s rigorous standards for device safety and effectiveness in order to be authorized for marketing, however.

CellFX nsPFA 360° Cardiac Catheter

We believe our endocardial catheter ablation device will have many of the same advantages that the surgical ablation clamp appears to have with respect to both performance and safety compared to standard thermal modalities. Our catheter is uniquely designed to provide a circumferential, or circular, ablation in a single treatment cycle. We believe this will enable faster treatment times compared to what is currently performed with thermal modalities, especially when ablating around the pulmonary veins, a common treatment approach for AF.

In recent years, Pulsed Field Ablation (“PFA”) has gained attention in electrophysiology for the treatment of AF because of its safety profile and speed. Current clinical products employing PFA in AF treatment differ from nsPFA technology in that the pulse widths are longer, typically in the microsecond domain. We believe nsPFA technology, which delivers pulses of electrical energy that are each less than a millionth of a second long, can offer similar safety advantages as PFA and may provide improved efficacy advantages based on the circumferential design of our catheter and because it appears nsPFA technology can create deeper ablations. We believe these advantages will be important to electrophysiologists, so we are working with leaders in the field to develop this technology quickly. In 2024, we appointed David Kenigsberg, M.D. as Chief Medical Officer of Electrophysiology.

Similar to the cardiac ablation clamp, our proprietary catheter has been in development for several years and we have been working with leaders in the electrophysiology field to test the catheter in preclinical studies. After seeing encouraging preclinical results, in December 2023, we initiated a clinical study in Prague, Czech Republic, to test our nsPFA 360° Cardiac Catheter in patients with AF and both acute data and remapping data from this study have been promising. We therefore expanded the initial clinical protocol in 2024 to enroll more than 80 patients, from 30, and to include participation by two additional sites. The study is now almost fully enrolled. Investigators have successfully remapped more than half of the study participants and we have been encouraged by the results seen in the study. Therefore, given the compelling data to date, we expect to commence a U.S. IDE pivotal clinical study of our proprietary 360° cardiac catheter sometime in mid-2025. We continue to believe we will need PMA approval from the FDA in order to market and sell our catheter in the United States.

The CellFX Console

The CellFX Console is a tunable, software-enabled, console-based platform, designed to accommodate the clinical workflow preferred by physicians. The CellFX System is configured to accept a variety of disposable applicators or electrodes across a range of clinical applications. In February 2021, we received 510(k) clearance from the FDA for the CellFX System for dermatologic procedures requiring ablation and resurfacing of the skin. In January 2021, we received Conformité Européene (“CE”) marking approval for the CellFX System, which allows for marketing of the system in the European Union (“EU”). Shortly after these regulatory clearances, we began commercializing the CellFX System in dermatology for the treatment of benign skin lesions. However, in September 2022, we announced a shift in our focus from dermatology to cardiology and soft tissue ablation. We have ceased all commercial sales and marketing operations in dermatology. At the present time, we continue to support our remaining commercial users and remain open to a potential commercial partnership. The CellFX System is being used for our current efforts in the treatment of AF and as part of the nsPFA Percutaneous Electrode System.

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

Today, on a worldwide basis, we own over 220 issued patents and pending patent applications, and we have an exclusive license to over 65 additional issued patents and pending patent applications. The vast majority of our granted patents have an expiration date between 2035 and 2042. As in the past, we plan to continue to file new patent applications to protect our systems, algorithms, applicators, methods, and designs of our technologies and products as they evolve. Medical technologies such as ours may be used in many different applications and incorporate several patentable features, and our strategy will be to always strive to protect our products and technologies with multiple patents directed to the variety of features and applications, in order to establish a strong and useful patent portfolio against competitors, such that an expiration of a single patent should not lessen our overall comprehensive coverage and competitive advantage. We believe our NPS platform and CellFX System are protected by several issued patents, as well as pending applications.

Employees and Human Capital

As of December 31, 2024, we had 75 employees, of which most were located at our facility in Hayward, California. Of these employees, half were engaged in research and development activities and half were engaged in operations, marketing, business development, and general and administrative activities.

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

Competition

The applications we intend to target are subject to intense competition from rapidly evolving companies and new scientific discoveries. We compete against well-established incumbent technologies offering products in cardiology, oncology, and dermatology, as well as in minimally invasive procedures. For example, Abbott Laboratories, AtriCure, Inc., Boston Scientific Corporation, Johnson & Johnson (Biosense Webster), Medtronic plc, and several other companies all sell ablation-based surgical and catheter-based medical devices for the treatment of heart arrhythmias, including AF, and additionally, many of these companies are also actively developing or already have PFA products for the treatment of AF. All of these companies currently have greater financial, technical, research, and/or other resources than we do and have larger and more established manufacturing capabilities and marketing, sales, and support functions. Our future success will depend on our ability to establish and maintain a competitive position in current and future technologies. Our technology is unique and differentiated in that NPS technology can influence many cellular functions depending on the energy applied. When it is used to stimulate primarily regulated cell death, such as through nsPFA ablation, we believe it will be less traumatic to treated tissue and result in less scarring or collateral damage to surrounding tissues, which we feel will give us a competitive advantage over these more established companies despite formidable competition.

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

The FDA regulates the medical device market to ensure the safety and efficacy of our products. For medical devices that require pre-market review, the FDA allows for three clearance/approval pathways for a medical device to be commercialized: (i) approval via a Pre-market Approval Application (“PMA”), (ii) clearance of a 510(k) submission, or (iii) submission of a de novo application. The FDA has established three different classes of medical devices, based on the level of risk associated with using a device and consequent degree of regulatory controls needed to govern its safety and efficacy, as well as the appropriate clearance/approval pathway needed to obtain authorization to legally market a medical device in the United States.

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

Medical devices regarded as the highest risk by the FDA are typically designated Class III and generally require the submission of a PMA application for approval. Class III devices generally include life-sustaining, life-supporting, or implantable devices or devices without a known predicate technology already approved by the FDA. A PMA application must be accompanied by substantial data that supports the reasonable safety and effectiveness of the device, which includes the provision of preclinical, clinical, technical, manufacturing, and labeling information. After the FDA determines the application is sufficiently complete to commence a substantive review, it has 180 days to review the submission, but it can typically take longer (up to several years) as this regulatory body can request additional data, including clinical data or clarifications. The FDA may also impose additional regulatory scrutiny for a PMA, including the institution of an outside advisory committee (panel review) to assess the application or provide recommendations as to whether to approve the device. Although the FDA is not required to follow the recommendation of an advisory panel, it generally does. As part of the review, the FDA will also inspect the manufacturing operations of the company requesting approval to verify compliance with Quality System regulations.

If a new medical device does not qualify for the 510(k) premarket notification process because no predicate device can be identified to which it is substantially equivalent, the device is automatically classified into Class III. The Food and Drug Administration Modernization Act of 1997 established a new route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification process. This process allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and efficacy of the medical device. The FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk and requires PMA or that general controls would be inadequate to control the risks and special controls cannot be developed.

After a device receives 510(k) clearance or PMA approval, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance or PMA Supplemental approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with the determination not to seek a new 510(k) clearance or PMA Supplement, the FDA may retroactively require a new 510(k) clearance or PMA Supplement to be submitted. The FDA could also require a manufacturer to cease marketing and distribution and/or recall the modified device until clearance or approval is obtained. Also, in these circumstances, the manufacturer may be subject to significant regulatory fines, penalties, and warning letters.

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

The FDA has broad post-market and regulatory enforcement powers, and we must comply with the post-market surveillance regulations, including medical device reporting regulations. We are required to report to the FDA information if a Company device has, or may have, caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury, if the malfunction of the device or one of our similar devices were to recur. If we fail to report events required to be reported to the FDA within the required timeframes, or at all, the FDA could take enforcement action and impose sanctions against us. Any such adverse event involving our products also could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, would require our time and capital, distract management from operating our business, and may harm our reputation and have a material adverse effect on our business, financial condition, and results of operations.

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

In May 2022, the Company determined not to renew its annual director and officer liability insurance policy due to disproportionately high premiums quoted by insurance companies. Instead, on May 31, 2022, the Company and Robert W. Duggan, the Company's Co-Chairman, entered into a letter agreement (the “Letter Agreement”) pursuant to which Mr. Duggan agreed with the Company to personally provide indemnity coverage for a one-year period, and he agreed to deposit cash and/or marketable securities into a third-party escrow, as security for these obligations, if requested by the Company. On May 31, 2023, the last day of the one-year period, the Company paid Mr. Duggan a fee of $1.0 million in consideration of the obligations set forth in the Letter Agreement. As of December 31, 2024, there were no additional amounts owed to Mr. Duggan under the Letter Agreement.

In May 2023 and 2024, the Company secured director and officer liability insurance from third-party insurance carriers through brokered transactions.

Available Information

Effective June 18, 2018, Pulse Biosciences reincorporated as a Delaware Corporation. We were originally incorporated in Nevada on May 19, 2014 under the name Electroblate, Inc. and changed our name to Pulse Biosciences, Inc. effective December 8, 2015. Our corporate offices are located at 601 Brickell Key Drive, Suite 1080, Miami, Florida, 33131. Our telephone number is (510) 906-4600.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report, including our financial statements and related notes, which could have a material adverse effect on our business, financial condition, results of operations, and prospects. The risks described below are not the only risks facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition, results of operations, and prospects. In addition, any worsening of the economic environment or political landscape may exacerbate the risks described below, any of which could have a material impact on us.

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

We will need to raise additional capital in order to continue to execute our business plan. If we are unable to raise sufficient additional funds, we may need to scale back our future operations. Also, the ongoing armed conflicts in the Middle East, Ukraine, and elsewhere, as well as increasing tariffs on international trade, which have negatively impacted the global macroeconomic environment and capital markets, may make it more difficult for us to raise additional funds.

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

Our revenue to date has been generated entirely from the CellFX System, which consists of a console, connectors and end-effectors, and these products and all our potential products under development are based upon the same patented platform technology, NPS. Our future revenue is therefore dependent on the success of these products under development and platform technology. Reliance on a single family of products and single platform technology could negatively affect our results of operations and financial condition. Our ability to become profitable will depend upon the commercial success of these future products and platform technology.

We intend to market the nsPFA Percutaneous Electrode System primarily to Otolaryngologists, Endocrine Surgeons, and Interventional Radiologists (“surgeons”) who may be slow or fail to adopt our products or who may use our products in only a small percentage of their eligible patients for a variety of reasons, including but not limited to:

●	lack of experience with our products;

●	lack of adequate reimbursement or cost to the patient as well as lack of evidence showing procedures using our devices are reimbursable by governmental and private payers;

●	lack of conviction regarding evidence supporting cost benefits or cost effectiveness of our products over existing alternatives;

●	lack of clinical data showing longer-term patient benefits;

●	the possible introduction of new technologies competitive to our products; and

●	liability risks generally associated with the use of new products and procedures.

Moreover, our products, including our platform NPS technology, could be rendered obsolete or economically impractical by numerous factors, many of which are beyond our control, including but not limited to:

●	entrance of new competitors into our markets;

●	technological advancements of alternative technologies;

●	loss of key relationships with suppliers, group purchasing organizations, or end-user customers;

●	manufacturing or supply interruptions;

●	product liability claims;

●	trade tariffs;

●	our reputation and product market acceptance;

●	loss of existing regulatory approvals or the imposition of new requirements to maintain such approvals or to receive new approvals; and

●	product recalls or safety alerts.

We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which could cause our stock price to decline.

The Company may, from time to time, provide financial guidance about its business and future operating results. In developing this guidance, the Company’s management must make certain assumptions and judgments about its future operating performance, including but not limited to projected hiring of sales and marketing professionals, growth of revenue in the relevant device markets, increase or decrease of its market share, costs of production of its recently introduced products, and stability of the macro-economic environment in the Company’s key markets. Furthermore, analysts and investors may develop and publish their own projections of the Company’s business, which may form a consensus about the Company’s future performance. The Company’s business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of the Company’s control, and which could adversely affect its operations and operating results. Furthermore, if the Company makes downward revisions of its own previously announced guidance, or if the Company’s publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of the Company’s common stock could decline.

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

This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met our publicly stated revenue or earnings guidance.

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

We are highly dependent upon the principal members of our management team, including our Chief Executive Officer, Paul LaViolette, our Chief Financial Officer, Jon Skinner, our Chief Commercial Officer, Kevin Danahy, and our Chief Technology Officer, Darrin Uecker, and members of our scientific and engineering teams. These persons have significant experience and knowledge with sub-microsecond pulsed electric fields and more broadly in life sciences and medical technologies. The loss of any team member could impair our ability to design, identify, and develop new intellectual property and new scientific or product ideas. The loss of a key employee, the failure of a key employee to perform in his or her current position, or our inability to attract and retain skilled employees could result in our inability to continue to grow our business or to implement our business strategy. We compete for qualified management and scientific personnel with other life science companies, academic institutions, and research institutions. Our employees could leave our Company with little or no prior notice. They are free to work for a competitor. If one or more of our senior executives or other key personnel were unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and other senior management may be required to divert attention from other aspects of the business. In addition, we do not have “key person” life insurance policies covering any member of our management team or other key personnel. The loss of any of these individuals or any inability to attract or retain qualified personnel, including scientists, engineers, and others, could prevent us from pursuing collaborations and materially and adversely affect our product development and introductions, business growth prospects, results of operations, and financial condition.

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

Successfully commercializing medical devices such as ours is a complex and uncertain process. We began marketing and selling the CellFX System in the United States, Canada, and certain limited European markets in late 2021 to dermatologists through a limited direct sales force. In January 2022, we established an operating company in the Netherlands to further enhance our operations in Europe. However, in 2022 and 2023 we eliminated all of our full-time sales and marketing positions and, as of December 31, 2024, we had no international sales force and very few employees in the Unites States with sales and marketing experience. We have only just recently begun to hire employees to help market and sell our nsPFA Percutaneous Electrode System. We therefore have limited experience marketing and selling the CellFX System and our revenues and cash flows have been volatile and difficult to predict.

We intend to hire and train a very limited number of sales representatives and clinical specialists with backgrounds and experience in the relevant markets, especially those familiar with energy-based therapies and who have existing relationships with electrophysiologists, otolaryngologists, endocrine surgeons, interventional radiologists, and cardiothoracic surgeons. However, we expect that our sales force will require lead time in the field to grow their network of accounts and achieve the productivity levels we expect them to reach in any individual territory. Furthermore, the use of our product will often require or benefit from direct support from us.

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

While few in number, we expect our direct sales representatives to develop long-lasting relationships with the surgeons they serve. Our future success will depend largely on our ability to continue to hire, train, retain, and motivate skilled direct sales representatives with significant technical knowledge in various areas, such as cardiology, minimally invasive surgery, and ablation technologies. New hires require training and take time to achieve full productivity. If we fail to train new hires adequately, or if we experience high turnover in our sales force in the future, we cannot be certain that new hires will become as productive as may be necessary to maintain or increase our sales. Also, if our direct sales representatives or third-party distributors fail to adequately promote, market and sell our products or decide to leave or cease to do business with us, our sales could significantly decrease or grow at a rate too slow to become profitable. In addition, our future sales will largely depend on our ability to increase our marketing efforts and adequately address our customers’ needs. If we are unable to adequately address our customers’ needs, it could negatively impact sales and market acceptance of our products, and we may not generate sufficient revenue to become profitable. If we are unable to expand our sales and marketing capabilities domestically and internationally, we may not be able to effectively commercialize our products, which would adversely affect our business, results of operations, and financial condition.

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

We are currently experiencing rapid growth in our business. Recent and future growth imposes significant added responsibilities on management, including the need to identify, recruit, train, and integrate additional employees. Rapid expansion in personnel could mean that fewer experienced people carry out our research and development activities, manufacture, market, and sell CellFX Systems and NPS therapies and procedures, which could result in inefficiencies and unanticipated costs, reduced quality, and disruptions to our operations. In addition, rapid and significant growth may strain our administrative and operational infrastructure, and the failure to continue to upgrade our technical, administrative, operating, and financial control systems, or the occurrence of other unexpected expansion difficulties, could have a material adverse effect on our business, financial condition and results of operations, and our ability to timely execute our business plan. We may be unable to maintain the quality of, or delivery timelines of, our products or satisfy customer demand as it grows. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures. We may implement new enterprise software systems in a number of areas affecting a broad range of business processes and functional areas. The time and resources required to implement these new systems is uncertain and failure to complete this in a timely and efficient manner could harm our business. We cannot guarantee that any of the personnel, systems, procedures, and controls we put in place will be adequate to support the manufacture and distribution of our products. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed.

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

In addition, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We believe that we have had one or more ownership changes prior to 2018, but recently performed a Section 382 study to analyze fiscal years 2018 through 2024, and we do not believe that we have had any additional ownership changes over that period. Possible future changes in our stock ownership could result in limitations.

We have a substantial amount of goodwill and intangible assets which over time may have to be written down as we make the required periodic assessments as to their value as reflected in our financial statements.

A portion of our total assets are comprised of goodwill and intangibles that arose from our 2014 business acquisitions. We review goodwill for impairment at least annually or whenever changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. We also review our intangible assets for impairment at each fiscal year end or when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. If we take an impairment charge for either goodwill or intangible assets, the overall assets will be reduced. Such an impairment charge may result in a change in the perceived value of the Company and ultimately may be reflected as a reduction in the market price of our securities. Additionally, an impairment charge may also adversely influence our ability to raise capital in the future.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure or delay can occur at any time during the clinical trial process. For example, success in nonclinical studies and early feasibility clinical studies does not ensure that the expanded clinical trials needed to support regulatory submissions will be successful. Setbacks can be caused by, among other things, nonclinical findings made while clinical trials are underway, safety or efficacy observations made in clinical trials, including previously unreported adverse events, or post-approval observations. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval or clearance for our product candidates or to expand the existing approvals or clearances for our existing products. To date, we have had only preclinical experience using NPS technology in animal models of cardiac disease and very limited clinical experience treating AF with our nsPFA 360° Cardiac Catheter and our nPFA Cardiac Surgery Clamp; our past successes in dermatology may not translate into similar results in cardiology or in any other medical field. In particular, the safety and efficacy data we have generated using NPS technology and the CellFX System to treat benign lesions in the skin and benign thyroid nodules might not be replicated in other areas of medicine, including the use of nsPFA technology and the CellFX System to treat AF or other cardiac disease.

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

Moreover, if our technology cannot be used to successfully treat AF, tumors and nodules, we may decide to, among other things, delay, scale back or eliminate some or all of our activities, reduce headcount, trim research and product development programs, discontinue clinical trials, stop all or some of our manufacturing operations, defer capital expenditures, deregister from being a publicly traded company and delist from Nasdaq, or license our potential products or technologies to third parties, possibly on terms that cannot sustain our current business, or curtail, suspend or discontinue our operations entirely.

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

The exact mechanism(s) of action(s) of our NPS technology platform, including nsPFA, is not fully understood, and data are still being gathered regarding its use. Furthermore, there are only a relatively small number of scientists and researchers who can be considered experts in the use of this emerging technology. Insofar as potential regulators, partners or investors value a clear understanding of a technology’s mechanism of action, this limitation could make it more challenging for us to obtain requisite regulatory approvals, investments or a partnership on favorable terms as a result.

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

In the ordinary course of our business, we (and third parties upon whom we rely) may collect, receive, store, use, transfer, make accessible, protect, secure, dispose of, transmit, disclose or otherwise process proprietary, confidential and sensitive information, including personal data, such as health-related data and participant study related data, intellectual property, and trade secrets (collectively, “sensitive data”). We may share or receive sensitive data with or from third parties whose information security measures may not be adequate. In particular, the COVID-19 pandemic caused us to modify our information technology practices including that our employees may work remotely which increases the risk of data breaches. Additionally, the prevalent use of mobile devices that access our sensitive data increases the risk of data breaches.

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

For example, during the course of treatment, patients may suffer adverse events for reasons that may or may not be related to the CellFX System or our NPS technology. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact, or end our opportunity to receive or maintain regulatory approval to market those products, or require us to suspend or abandon our commercialization efforts. Even if we do not believe that an adverse event is related to our product, the investigation into the circumstance may be time consuming or inconclusive. These investigations may interrupt our sales efforts, delay our regulatory approval processes, or impact and limit the type of regulatory approvals our products could receive or maintain. As a result of these factors, a product liability claim, even if successfully defended, could harm our business.

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

Changes in healthcare policy could increase our costs, decrease our revenues, and impact sales of, and reimbursement for, our current and future products. For example, the Affordable Care Act substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted our industry. There will continue to be proposals by legislators at both the federal and state levels, regulators, and third-party payors to reduce costs while expanding individual healthcare benefits. Certain of these changes could impose additional limitations on the prices we will be able to charge for our current and future products or the amounts of reimbursement available for our current and future products from governmental agencies or third-party payors.

Disruptions in the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel or otherwise prevent new product candidates and services from being developed or commercialized in a timely manner, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

In addition, disruptions may result from events similar to the COVID-19 pandemic. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

Further, given changes to the U.S. government's policies and priorities since the new administration entered office in January 2025, there is substantial uncertainty as to how, if at all, the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. There is also uncertainty as to how other measures being implemented by the current administration across the government will impact our activities and those of the FDA and its operations. For example, the potential loss of FDA personnel could lead to further disruptions and delays in FDA review of our product candidates and FDA guidance regarding our or our collaborators’ clinical development programs. Similarly, efforts by the new administration to substantially reduce research funding by the National Institutes of Health of medical research could have substantial indirect impacts on our research activities.

Accordingly, if a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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

●

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH"), and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the rule, such as health plans, healthcare clearinghouses and healthcare providers as well as their business associates that perform certain services for or on their behalf involving the use or disclosure of individually identifiable health information;

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

●

the California Consumer Privacy Act ("CCPA") requires covered companies to, among other things provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. We cannot yet predict the impact of the CCPA or the recently approved California Privacy Rights Act ("CPRA") on our business or operations, but it may require us to modify our data processing practices and policies and could cause us to incur substantial costs and expenses in an effort to comply;

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

A majority percentage of our outstanding stock is held by Robert W. Duggan, Co-Chairman of our Board, who beneficially owns approximately 73% of our common stock outstanding as of the date of this Annual Report. As a result, Mr. Duggan has control over corporate actions requiring stockholder approval, including the following actions:

●	to elect or defeat the election of our directors;

●	to amend or prevent amendment of our certificate of incorporation or bylaws;

●	to effect or prevent a merger, sale of assets or other corporate transaction; and

●	to control the outcome of any other matter submitted to our stockholders for vote.

Mr. Duggan’s controlling interest in the Company also creates the potential for conflicts of interest which be viewed unfavorably by minority stockholders, thereby hurting our stock price. For example, in November 2021, we engaged outside legal counsel to represent the Company even though the same legal counsel currently represents Mr. Duggan personally in other matters. This legal counsel represented Mr. Duggan in certain related party transactions described herein and could represent both the Company and Mr. Duggan in future related party transactions. Three of our directors, including Mr. Duggan and Manmeet Soni, our Lead Independent Director and Audit Committee Chairman, are executives at Summit Therapeutics Inc., another company in which Mr. Duggan holds a controlling equity interest. There are no family relationships among any of our directors or executive officers, except that Mr. Duggan and Dr. Zanganeh are married and their beneficial ownership together exceeds 74%.

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

Robert W. Duggan is our Co-Chairman, and he beneficially owns approximately 73% of our common stock outstanding as of the date of this Annual Report. In addition, Mr. Duggan is not subject to any contractual restrictions on his ability to acquire additional shares of common stock, and any such purchases, including purchases of equity securities in connection with any rights offerings or any alternative equity or equity-linked offering that we may conduct, could result in his acquisition of a majority of our common stock. As a result of Mr. Duggan’s controlling ownership and position as Co-Chairman, others may be less inclined to pursue an acquisition of us and therefore we may not have the opportunity to be acquired in a transaction that stockholders might otherwise deem favorable, including transactions in which our stockholders might realize a substantial premium for their shares. In addition, public speculation regarding Mr. Duggan, as well as our relationship with Mr. Duggan, could cause our stock price to fluctuate.

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

The global financial markets and economy may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing Russian-Ukrainian war, and the Hamas-Israel war, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the Russian-Ukrainian war and the Hamas-Israel war, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability.

Recently, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. In addition, the U.S. government has initiated or is considering imposing tariffs on certain foreign goods. Related to this action, certain foreign governments, including those of China, Canada and Mexico, have instituted or are considering imposing tariffs on certain U.S. goods. It remains unclear what the U.S. Administration or foreign governments will or will not do with respect to tariffs or other international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to disrupt our research activities, affect our suppliers and/or the U.S. or global economy or certain sectors thereof and, thus, could adversely impact our businesses.

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

We, like all publicly traded companies, are subject to complex securities laws and regulations and accounting principles and interpretations. The preparation of our financial statements requires us to interpret accounting principles and guidance and to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. We base our interpretations, estimates and judgments on our historical experience, appropriate accounting guidance and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for the preparation of our financial statements. However, accounting guidance can sometimes be conflicting, especially with respect to accounting for complex corporate transactions. Moreover, generally accepted accounting principles presentation is subject to interpretation by the SEC, the Financial Accounting Standards Board (“FASB”) and various other bodies formed to interpret and create appropriate accounting principles and guidance. If one of these bodies disagrees with our accounting recognition, measurement or disclosure or any of our accounting interpretations, estimates or assumptions, we may have to retroactively revise our previously reported results and our investors could lose confidence in the accuracy and completeness of our financial reports, which could cause our stock price to decline.

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

Our ISC has expertise in the following areas which assist in assessing and managing applicable cybersecurity risk: 27 years of IT experience including endpoint detection, security, incident management and response, vulnerability management and response, event management and response, and network security segmentation. The ISC provides regular reports on ongoing risk and mitigation practices, including information about cyber risk management governance and status updates on various projects intended to enhance the overall cybersecurity posture of the Company, to our Chief Executive Officer, Chief Financial Officer, Chief Technology Officer, and General Counsel, who then report to the Audit Committee and the Board.

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

Item 2. Properties

We currently lease approximately 50,300 square feet of premises located in Hayward, California, which is used for our principal operating facility. The term of the original lease included approximately 15,700 square feet for 62 months and commenced on July 1, 2017. In May 2019, we entered into an amendment which enabled us to expand the lease by approximately 34,600 additional square feet, for a total of approximately 50,300 square feet. The amendment also included an option to extend the term of the lease. Approximately 13,300 square feet of the additional space was occupied in November 2019 as part of the first phase, and the remaining approximately 21,300 square feet was occupied in May 2020 as part of the second phase. The term of the total lease was extended through October 2029.

In November 2024, we leased approximately 2,000 square feet of premises located in Miami, Florida, which is used for our corporate headquarters. The term of the lease is 65-months and it commenced on November 8, 2024.

We believe that our existing and expanded facilities will be sufficient to meet our needs for the foreseeable future.

Item 3. Legal Proceedings

From time to time, we may be involved in various legal proceedings arising in the ordinary course of business.  Having resolved our earlier dispute with our former Chief Financial Officer, we are not presently a party to any legal proceedings that, in the opinion of management, could have a material adverse effect on our results of operations or financial condition. Regardless of outcome, however, any litigation could have an adverse impact on us because of defense and settlement costs, diversion of management resources, negative publicity, reputational harm, and other factors.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on Nasdaq and has been traded under the symbol “PLSE” since May 18, 2016.

Holders of Record

As of March 20, 2025, there were approximately 11 stockholders of record of our common stock. We believe the actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in “street” name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividend on our common stock and have no present plans to do so. We intend to retain earnings for use in the operation and expansion of our business.

Sales of Unregistered Securities

On September 1, 2024, we sold 4,221 unregistered shares of our common stock to four accredited investors participating in our Employee Stock Purchase Plan and pursuant to the other terms of that plan, for the aggregate purchase price of $20,000. The shares of common stock issued in the foregoing transactions were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering and/or Rule 506 promulgated under the Securities Act as sales to accredited investors, and in reliance on similar exemptions under applicable state laws.  Based on our investigation and the information provided to us, we determined the purchasers were accredited investors.

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

The following graph matches our cumulative 5-year total shareholder return on common stock with the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2019, to December 31, 2024. Such returns are based on historical results and are not intended to suggest future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
12/19
12/20
12/21
12/22
12/23
12/24
Pulse Biosciences
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 12/31/19 in stock or index, including reinvestment of dividends.
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

Overview

We are a novel ablation company committed to health innovation using our patented Nano-pulse Stimulation (“NPS”) technology, a revolutionary energy modality that delivers nanosecond-duration pulses of electrical energy, each less than a millionth of a second long, to nonthermally clear or kill targeted cells. NPS technology, also referred to as Nanosecond Pulsed-Field Ablation (“nsPFA”) technology when used to ablate cellular tissue, can be used to treat a variety of medical conditions for which an optimal solution remains unfulfilled. We developed our proprietary CellFX System, a novel nsPFA delivery platform, and commercialized the initial application of its nsPFA technology to treat benign lesions of the skin. In parallel, we have designed a variety of applicators, or disposables, to explore the potential use of the CellFX platform to treat disorders in other medical specialties, such as cardiology, gastroenterology, gynecology, and ear, nose and throat. These applicators include devices for open surgical procedures, endoscopic or minimally invasive procedures, and endoluminal catheters, and each has been used in preclinical studies. Based on our preclinical experience and the potential to significantly improve outcomes for patients in a large and growing market, we decided in 2022 to focus our primary efforts on the use of nsPFA energy and the CellFX platform in the treatment of atrial fibrillation and in a select few other markets where it could have a profound positive impact on healthcare for both patients and providers, such as surgical soft tissue ablation.

CellFX nsPFA Percutaneous Electrode System

Our first product for soft tissue ablation in a surgical setting, the nsPFA Percutaneous Electrode System, consists of a disposable, percutaneous, needle electrode for use with our proprietary CellFX Console. This novel electrode is designed to harness and deliver the key advantages of nsPFA energy, enabling precise nonthermal removal of cellular tissue without inducing thermal necrosis.

After years of preclinical development and testing, in June 2023, we initiated a first-in-human study using our proprietary nsPFA-enabled percutaneous electrode. This study was conducted by Professor Stefano Spiezia at the Ospedale del Mare in Naples, Italy, to help us better understand and confirm the mechanism of action and tissue response of nsPFA energy in internal organs such as the thyroid. Thirty study subjects were treated, all of whom tolerated the procedure well with no reported serious side effects. Ultrasound images post-procedure showed treated portions of the benign thyroid nodules were mostly resorbed with no sign of scarring or fibrosis by ultrasound, which can be a side effect of other ablation modalities using thermal energies.

In parallel, in November 2023, we filed a premarket notification 510(k) with the FDA for clearance to commercialize our novel nsPFA Percutaneous Electrode System in the United States. In March 2024, we received FDA 510(k) clearance for our nsPFA Percutaneous Electrode System for use in the ablation of soft tissue in percutaneous and intraoperative surgical procedures. More recently, in August 2024, we received FDA 510(k) clearance for a second size of the percutaneous electrode needle, which we believe will provide our customers with an additional treatment option for their patients.

Having secured 510(k) clearance to market and sell the nsPFA Percutaneous Electrode System in the United States with different sizes of percutaneous electrode needles, we have engaged with experts in the field of soft tissue ablation to gather information that will help shape our future commercial endeavors. To date, we have placed our CellFX System with eight sites in the United States and these sites have been performing initial patient treatments and evaluating the CellFX System under short-term evaluation agreements. To date, the clinicians in our pilot program have completed more than 70 patient procedures. We expect to pursue more clinical evidenced-based milestones throughout 2025 in connection with evaluating the early pilot commercialization of our percutaneous electrodes, and we expect to commence a pivotal clinical trial in mid-2025 to support a specific labeling indication to commercialize the nsPFA Percutaneous Electrode System in the United States as a treatment for benign thyroid nodules.

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

The results of preclinical and clinical testing of both our nsPFA cardiac products, namely our surgical ablation clamp and our endocardial ablation catheter, have exceeded our expectations and initial data have been presented at physician and industry conferences. While these devices serve different physicians, the application of the energy to safely and effectively ablate cardiac tissue and the treatment of AF are the same, and we believe there will be important synergies realized through their contemporaneous development. The Company’s cardiac surgical ablation clamp and cardiac endocardial ablation catheter both generate our proprietary nsPFA pulses of electrical energy. We discuss each of these products under development in more detail below.

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

We believe our nsPFA technology can provide important advantages over today’s thermal modalities in creating these ablation lines. For example, surgeons using the CellFX System should be able to deliver faster ablations and through thicker tissue than thermal modalities because of the nonthermal mechanism of action that nsPFA employs, which is not affected by heatsinks such as blood in the heart. In preclinical studies, our nsPFA Cardiac Clamp has consistently achieved transmural ablations in less than two seconds, independent of tissue type or thickness. Moreover, thermal modalities can cause char formation on electrode surfaces which can cause gaps in the ablation lines that might lead to treatment failure. This should not be an issue with nsPFA ablation given its nonthermal nature. Also, because nsPFA ablation does not impact acellular tissue, such as collagen or cartilage, our technology has the potential to offer significant safety advantages over thermal modalities by allowing surgeons to ablate near and into vessels and valves without concern of permanent damage. And finally, nsPFA ablation has been shown to spare nerves of any permanent damage, even when treated directly, which is another concern for thermal modalities. We believe these advantages will be important to cardiac surgeons, so we are working with leaders in the field to develop this technology quickly.

Over the last several years, we have been developing the cardiac ablation clamp from proof-of-concept to prototype, and we now have what we believe will be our initial commercial design. The device was designed with the input of key physicians in cardiac surgery, and we believe it will offer a highly differentiated option relative to the standard of care thermal modalities. Since 2023, we have been meeting with the FDA to discuss the regulatory requirements for a potential 510(k) clearance or other approval to market our cardiac clamp in the United States. Today, we plan to pursue a PMA application for FDA approval to market the cardiac clamp specifically as a surgical way to treat AF.  Seeking an AF indication through a PMA application will require pivotal clinical data to support the application. We expect to begin our pivotal clinical trial of the cardiac surgical clamp for AF in mid-2025. With PMA approval, we expect that we would then commercialize the nsPFA Cardiac Surgery System in the United States specifically as a treatment for AF. Separately, we have already enrolled thirty patients in our first-in-human clinical study of the cardiac clamp, a multi-site study of AF in the Netherlands. All of the patients in our first-in-human study have tolerated the procedure well and acute data have been encouraging. We expect data from this study will provide important support for our IDE submission for the pivotal clinical trial as well as initial evidence of the effectiveness and safety of our cardiac surgical ablation clamp as a surgical way to treat AF.

In July 2024, we received Breakthrough Device Designation from the FDA for our nsPFA Cardiac Surgery System for the treatment of AF. The FDA’s Breakthrough Devices Program is a voluntary program for certain medical devices that potentially provide for more effective treatment or diagnosis of a life-threatening or irreversibly debilitating disease or condition. More recently, our Cardiac Surgery System was enrolled in the FDA’s Total Product Life Cycle (TPLC) Advisory Program (TAP). The FDA’s Center for Devices and Radiological Health (CDRH) launched the TAP program to help generate more rapid development of high-quality, safe, effective, and innovative medical devices that are critical to public health. TAP’s primary goal is to expedite patient access to innovative medical devices by providing early, frequent and strategic communications with the FDA and facilitating engagement with other key parties for developers of devices of public health importance. Both programs are designed to expedite the development, assessment, and review of medical devices for premarket approval, 510(k) clearance, or De Novo marketing authorization. Breakthrough Devices, even those enrolled in the FDA’s TAP Program, must still meet the FDA’s rigorous standards for device safety and effectiveness in order to be authorized for marketing, however.

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

In recent years, Pulsed Field Ablation (“PFA”) has gained attention in electrophysiology for the treatment of AF because of its safety profile and speed. Current clinical products employing PFA in AF treatment differ from nsPFA technology in that the pulse widths are longer, typically in the microsecond domain. We believe nsPFA technology, which delivers pulses of electrical energy that are each less than a millionth of a second long, can offer similar safety advantages as PFA and may provide improved efficacy advantages based on the circumferential design of our catheter and because it appears nsPFA technology can create deeper ablations.

Similar to the cardiac ablation clamp, our proprietary catheter has been in development for several years and we have been working with leaders in the electrophysiology field to test the catheter in preclinical studies. After seeing encouraging preclinical results, in December 2023, we initiated a clinical study in Prague, Czech Republic, to test our nsPFA 360° Cardiac Catheter in patients with AF and both acute data and remapping data from this study have been promising. We therefore expanded the initial clinical protocol in 2024 to enroll more than 80 patients, from 30, and to include participation by two additional sites. The study is now almost fully enrolled. Investigators have successfully remapped more than half of the study participants and we have been encouraged by the results seen in the study. Therefore, given the compelling data to date, we expect to commence a U.S. IDE pivotal clinical study of our proprietary 360° cardiac catheter sometime in mid-2025. We continue to believe we will need PMA approval from the FDA in order to market and sell our catheter in the United States.

The CellFX Console

The CellFX Console is a tunable, software-enabled, console-based platform, designed to accommodate the clinical workflow preferred by physicians. The CellFX System is configured to accept a variety of disposable applicators or electrodes across a range of clinical applications. In February 2021, we received 510(k) clearance from the FDA for the CellFX System for dermatologic procedures requiring ablation and resurfacing of the skin. In January 2021, we received Conformité Européene (“CE”) marking approval for the CellFX System, which allows for marketing of the system in the European Union (“EU”). Shortly after these regulatory clearances, we began commercializing the CellFX System in dermatology for the treatment of benign skin lesions. However, in September 2022, we announced a shift in our focus from dermatology to cardiology and soft tissue ablation. We have ceased all commercial sales and marketing operations in dermatology. At the present time, we continue to support our remaining commercial users and remain open to a potential commercial partnership. The CellFX System is being used for our current efforts in the treatment of AF and as part of the nsPFA Percutaneous Electrode System.

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

Stock-Based Compensation

Our stock-based compensation programs include stock options and an employee stock purchase program. We periodically issue stock options to officers, directors, employees, and consultants for their services to the Company. Such issuances vest and expire according to terms established at the issuance date. Stock-based payments to officers, directors and employees, including grants of employee stock options, are recognized in the financial statements based on their grant date fair values, which are estimated using the Black-Scholes option-pricing model. Stock-based compensation expense is charged to operations on a straight-line basis over the requisite service period. We have granted stock options with time-based, performance-based, and market-based vesting conditions. In October 2024, our Board approved changes to the vesting conditions of certain outstanding common stock option awards so that the performance-based vesting criteria of those particular awards were modified to either time-based or market-based vesting criteria.

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

During 2024, we issued certain stock options with market-based vesting conditions and modified certain performance-based stock option awards to market-based options. The vesting conditions related to market-based options relate to the achievement of certain market capitalization targets of the Company. Using a Monte Carlo simulation model, we estimate the fair value of the market-based options on the grant date or modification date, with the associated stock-based compensation expense recognized over the requisite service period. The requisite service period is the service period derived from the Monte Carlo simulation model. If the market capitalization targets are met sooner than the derived service period, we will accelerate the recognition of stock-based compensation expense to reflect the cumulative expense associated with the vested shares. The Monte Carlo simulation model requires us to make assumptions and judgements about the variables used in the calculation including the expected volatility, the risk-free interest rate, cost of equity, and the expected term.

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

Results of Operations

Comparison of the Years ended December 31, 2024 and 2023

Our consolidated statements of operations as discussed herein are presented below:

	Year Ended
	December 31,
(in thousands)	2024	2023	$ Change
Revenues:
Product revenues	$—	$—	$—
Total revenues	—	—	—
Cost and expenses:
Research and development	32,336	27,797	4,539
General and administrative	23,921	15,777	8,144
Total cost and expenses	56,257	43,574	12,683
Loss from operations	(56,257)	(43,574)	(12,683)
Other income (expense):
Interest income (expense), net	2,672	1,364	1,308
Total other income (expense)	2,672	1,364	1,308
Loss from operations, before income taxes	(53,585)	(42,210)	(11,375)
Income tax benefit	—	—	—
Net loss	$(53,585)	$(42,210)	$(11,375)

Revenues

There were no revenues for the years ended December 31, 2024 and 2023.

Research and Development

Research and development expenses consist of compensation and other employee-related expenses for research and development personnel, clinical trials and consulting costs related to the design, development and enhancement of our potential future products, prototype material and devices. Research and development expenses increased by $4.5 million to $32.3 million for the year ended December 31, 2024, compared to $27.8 million during the same period in 2023, primarily due to increases of $2.8 million in stock-based compensation, $1.6 million in compensation and other employee-related expenses, and $0.7 million in supplies; partially offset by a decrease of $0.6 million in paid services.

General and Administrative

General and administrative expenses consist of compensation and other employee-related expenses for executives, finance, legal, human resources, information technology, and administrative personnel, professional fees, patent fees and costs, insurance costs and other general corporate expenses. General and administrative expenses increased by $8.1 million to $23.9 million for the year ended December 31, 2024, compared to $15.8 million during the same period in 2023, primarily due to increases of $3.6 million in stock-based compensation, $1.2 million in legal settlement, $1.5 million in compensation and other employee-related expenses, $0.9 million in paid services and administrative costs, $0.7 million in severance cost, and $0.3 million in supplies and facilities and IT cost allocations.

Other Income, net

Interest income increased by $0.2 million to $2.7 million for the year ended December 31, 2024, compared to $2.5 million during the same period in 2023, driven by increased returns on higher cash balances. Interest expense decreased by $1.1 million to zero for the year ended December 31, 2024, compared to $1.1 million during the same period in 2023, driven by interest on the 2022 Loan Agreement, which was terminated in 2023.

Liquidity and Capital Resources

To date, we have not generated significant revenues from product sales. Since inception, we have funded our business primarily through the issuance of equity securities and debt. Over the next few years, we intend to invest heavily in research and development to make our existing products ready for commercial launch and complete their clinical testing and to assess the feasibility of potential future products.

On June 9, 2022, we completed the 2022 Rights Offering resulting in the sale of 7,317,072 Units, at a price of $2.05 per Unit, with each Unit consisting of one share of the Company’s common stock, par value $0.001 per share, and one warrant to purchase one share of common stock at $2.05 per share. 7,317,072 shares of common stock and warrants to acquire up to an additional 7,317,072 shares of common stock were issued in the 2022 Rights Offering. The Company received aggregate gross proceeds from the 2022 Rights Offering of $15 million. In May 2023, the Company delivered an irrevocable notice of redemption to warrant holders and, on June 16, 2023, it redeemed the last of the outstanding 2022 Rights Offering Warrants at a price of $0.01 per warrant share.  Prior to the redemption date, warrants to purchase 7,250,897 shares were exercised, generating approximately $14.9 million of total gross proceeds to the Company. Robert W. Duggan, the Company’s majority stockholder and Co-Chairman, purchased approximately 56% of the shares offered through the 2022 Rights Offering. As of December 31, 2024, there were no 2022 Rights Offering Warrants outstanding.

In September 2022, we entered into the 2022 Loan Agreement with Robert W. Duggan, our majority stockholder and Co-Chairman, in connection with Mr. Duggan lending the principal sum of $65.0 million to the Company. The 2022 Loan Agreement had a maturity date of March 20, 2024. Under the 2022 Loan Agreement, Mr. Duggan provided us, subject to certain conditions, an unsecured term loan facility in an original aggregate principal amount of $65.0 million. The 2022 Loan Agreement bore interest at a rate per annum equal to 5.0%, payable quarterly, commencing on January 1, 2023. On March 17, 2023, the Company and Mr. Duggan amended certain terms of the Loan Agreement. There were no changes to the interest rate, but the principal sum repayment date was changed to September 30, 2024. However, on April 30, 2023, we entered into a Securities Purchase Agreement with Mr. Duggan, pursuant to which we agreed to issue and sell to Mr. Duggan 10,022,937 shares of our common stock, par value $0.001 per share, in a Private Placement, at a price per share of $6.51. These shares were paid for through the cancellation of the amounts then owed by the Company under the 2022 Loan Agreement, the principal sum of $65.0 million and all accrued and unpaid interest outstanding, which totaled approximately $0.2 million as of April 30, 2023. The parties completed the Private Placement on May 9, 2023 and, upon closing and satisfaction of the outstanding debt, the 2022 Loan Agreement terminated, without early termination fees or penalties being owed by the Company. At December 31, 2024 and 2023, there were no remaining amounts owed to Mr. Duggan under the 2022 Loan Agreement.

On July 3, 2024, we announced the closing of our 2024 Rights Offering. The 2024 Rights Offering resulted in the sale of six million 2024 Units, at a price of $10.00 per 2024 Unit. Each 2024 Unit consisted of one share of our common stock, par value $0.001 per share, and two warrants, each being a warrant to purchase one-half of one share of common stock. The common stock and warrants comprising the 2024 Units separated upon the closing of the 2024 Rights Offering and were issued individually. Upon the closing of the offering, we issued a total of 5,999,998 shares of common stock and warrants to acquire up to approximately an additional six million shares of common stock, at an exercise price of $11 per whole share, and we received aggregate gross proceeds of $60 million. Robert W. Duggan, the Company’s majority stockholder and Co-Chairman, purchased approximately 88% of the units offered through the 2024 Rights Offering. Half of the warrants issued in the rights offering were redeemable by us if our volume-weighted average price ("VWAP") exceeded 150% of the exercise price, or $16.50, for twenty consecutive trading days. In December 2024, we delivered an irrevocable notice of redemption to redeem this first tranche of common stock warrants because the VWAP of our common stock over the twenty consecutive trading days before the notice was $18.85. Then, in February 2025, we redeemed 18,221 warrants, specifically the ones subject to the 150% redemption feature, on the announced redemption date. The other half of the warrants issued in the 2024 Rights Offering are redeemable by us if our VWAP exceeds 200% of the exercise price, or $22.00, for twenty consecutive trading days. As of December 31, 2024, there were 253,246 2024 Rights Offering Warrants outstanding which were subject to the 150% redemption feature and there were 1,245,237 2024 Rights Offering Warrants outstanding which were subject to the 200% redemption feature. As of December 31, 2024, we have received $49.4 million in gross proceeds from exercises of the 2024 Rights Offering Warrants.

Our consolidated statements of cash flows as discussed herein are presented below:

	Year Ended December 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(36,343)	$(33,041)
Net cash used in investing activities	$(125)	$(121)
Net cash provided by financing activities	$110,141	$16,388
Net increase (decrease) in cash and cash equivalents	$73,673	$(16,774)

To date, we have generated limited revenue and used cash in our operating activities. As a result, we have incurred significant operating losses in each year since our inception and we may continue to incur additional losses for the next several years. As of December 31, 2024, we had cash and cash equivalents of $118.0 million. Additionally, subsequent to December 31, 2024, we have received $14.1 million in gross proceeds from additional exercises of 2024 Rights Offering Warrants. See Note 13 for further details. We believe that our existing cash and cash equivalents will be sufficient to fund our projected operating requirements for at least the next twelve months from the filing date of this Annual Report on Form 10-K. However, we plan to raise additional capital in the future. We can give no assurance, at this time, that additional financing or a collaboration will be available when needed on terms acceptable to us, however.

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

Operating Activities

During 2024, we used cash of $36.3 million in operating activities. The difference between cash used in operating activities and net loss consisted primarily of stock-based compensation and depreciation and amortization, with a decrease in accounts payable, partially offset by increases in prepaid expenses and accrued expenses.

During 2023, we used cash of $33.0 million in operating activities. The difference between cash used in operating activities and net loss consisted primarily of stock-based compensation, depreciation and amortization, accrued interest, and right-of-use assets, partially offset by increases in accounts payable and accrued expenses.

Investing Activities

Our investing activities consist primarily of capital expenditures.

During 2024, cash used in investing activities was $0.1 million, which was for the purchase of property and equipment.

During 2023, cash used in investing activities was $0.1 million, which was for the purchase of property and equipment.

Financing Activities

During 2024, cash provided from financing activities was $110.1 million, primarily due to $59.6 million of net proceeds from the 2024 Rights Offering, $49.4 million of proceeds from the exercise of common stock warrants, $0.9 million of proceeds from the exercise of stock options, and $0.5 million from the sale of stock under our employee stock purchase plan, offset by $0.3 million of deferred issuance costs in relation to a future at-the-market equity offering.

During 2023, cash provided from financing activities was $16.3 million, primarily due to $14.8 million of proceeds from the exercise of common stock warrants, $1.2 million of proceeds from the exercise of stock options, and $0.4 million from the sale of stock under our employee stock purchase plan.

Contractual Obligations

Operating Leases

We currently lease approximately 50,300 square feet of premises located in Hayward, California, which is used for our principal operating facility. The term of the original lease included approximately 15,700 square feet for 62 months and commenced on July 1, 2017. In May 2019, we entered into an amendment which enabled us to expand the lease by approximately 34,600 additional square feet, for a total of approximately 50,300 square feet. The amendment also included an option to extend the term of the lease. Approximately 13,300 square feet of the additional space was occupied in November 2019 as part of the first phase, and the remaining approximately 21,300 square feet was occupied in May 2020 as part of the second phase. The term of the total lease was extended through October 2029.

In November 2024, we leased approximately 2,000 square feet of premises located in Miami, Florida, which is used for our corporate headquarters. The term of the lease is 65 months and it commenced on November 8, 2024.

The following table summarizes our contractual obligations as of December 31, 2024 (in thousands):

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating leases	$11,212	$2,151	$4,527	$4,461	$73

Off-Balance Sheet Arrangements

At December 31, 2024, we did not have any transactions, obligations or relationships that constitute off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. No liability associated with such indemnification agreements has been recorded as of December 31, 2024.

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

We cannot assure investors that our technology will be adopted or that we will ever achieve sustainable revenues sufficient to support our operations. Even if we are able to generate revenues, there can be no assurances that we will be able to achieve profitability or positive operating cash flows. There can be no assurances that we will be able to secure additional financing in the future on acceptable terms or at all. If our technology cannot be used to successfully treat AF, tumors and nodules, or if our cash resources are insufficient to satisfy our ongoing cash needs, we would be required to, among other things, delay, scale back or eliminate some or all of our activities, reduce headcount, trim research and product development programs, discontinue clinical trials, stop all or some of our manufacturing operations, defer capital expenditures, deregister from being a publicly traded company and delist from Nasdaq, license our potential products or technologies to third parties, possibly on terms that cannot sustain our current business, or curtail, suspend or discontinue our operations entirely.

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

Interest Rate and Market Risk

Our exposure to interest rate and market risk is confined to our cash, cash equivalents and investments, all of which have maturities of less than one year. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of our cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we may maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio are not leveraged, are classified as available-for-sale, and are, due to their relatively short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a hypothetical 10% change in market interest rates would have a material negative impact on the value of our investment portfolio. At December 31, 2024, we did not have any investments.

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

Item 8. Financial Statements and Supplementary Data

PULSE BIOSCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Pulse Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pulse Biosciences, Inc. and its wholly owned subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Stockholders’ Equity and Stock-Based Compensation –Market-based Options - Refer to Notes 2 and 6 to the financial statements

Critical Audit Matter Description

During 2024, the Company issued certain stock options with market-based vesting conditions and modified certain performance-based stock option awards to market-based options. The vesting conditions related to market-based options relate to the achievement of certain market capitalization targets of the Company. Using a Monte Carlo simulation model, the Company estimates the fair value of the market-based options on the grant date or modification date, with the associated stock-based compensation expense recognized over the requisite service period. The requisite service period is the service period derived from the Monte Carlo simulation model. The determination of the fair value of market-based options is estimated using the expected volatility, the risk-free interest rate, cost of equity, and the expected term.

Given the significant judgments made by management to determine the grant date and modification date fair value of the market-based options, audit procedures required a high degree of subjective auditor judgment necessary in evaluating the Monte Carlo simulation model and the expected volatility used and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of market-based options granted and modified included the following, among others:

●	We inspected stock option agreements and Board of Directors minutes to evaluate key terms and conditions of the market-based options granted and modified.

●

We tested the accuracy and completeness of the market-based options granted and modified during the year by agreeing the underlying inputs, such as grant date, modification date, exercise price, and vesting conditions, among others, back to source documents, such as Board of Directors minutes and stock option agreements.

●	With the assistance of our fair value specialists, we evaluated management’s valuation of the market-based options by:

○	Evaluating the Monte Carlo simulation model and the reasonableness of the valuation assumptions, including the expected volatility.

○	Independently calculating a fair value estimate for the market-based options.

Stockholders’ Equity and Stock-Based Compensation – 2024 Rights Offering and Subscription Rights and 2024 Rights Offering Warrants – Refer to Note 6 to the financial statements

Critical Audit Matter Description

In 2024, the Company initiated a rights offering (the “2024 Rights Offering”) and distributed non-transferable subscriptions rights at no charge to all holders of the Company’s common stock as of the close of business on May 31, 2024 (the “Record Date”) to purchase up to an aggregate of six million units (the “2024 Units”). Each 2024 Unit consisted of one share of the Company’s common stock and two warrants, each being a warrant to purchase one-half of one share of common stock. The Company determined that the issuance of the subscription rights represent a pro-rata distribution issued to existing stockholders as of the Record Date. The Company further concluded that the subscription rights and warrants represent equity-classified instruments. The Company determined the fair value of the subscription rights as of the Record Date, which involved the use of a Monte Carlo simulation model to value the underlying warrants. The Monte Carlo simulation model is based on certain unobservable inputs, such as a risk-free interest rate, stock price volatility, dividend yield, and expected term of the rights offering.

Given the complexity in applying the accounting framework and the significant judgments made by management in the valuation of the subscription rights, audit procedures required an increased extent of effort to evaluate the accounting conclusion that the subscription rights and the warrants were appropriately identified to be equity-classified instruments and a high degree of subjective auditor judgment necessary in evaluating the Monte Carlo simulation model and the stock price volatility used in the valuation of the subscription rights, including the need to involve our fair value specialists and professionals in our firm having expertise in financial instruments.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of the accounting conclusion that the subscription rights and the warrants were appropriately identified to be equity-classified instruments and the valuation of the subscription rights included the following, among others:

●

We read the agreements associated with the 2024 Rights Offering and tested the accuracy and completeness of the significant terms identified by management for purposes of determining the appropriate accounting treatment, including the accounting conclusion that the subscription rights and the warrants were appropriately identified to be equity-classified instruments.

●

With the assistance of professionals in our firm having expertise in the accounting treatment for financial instruments, we evaluated the Company’s conclusions regarding the accounting treatment applied to the subscription rights and underlying warrants as equity-classified instruments.

●	With the assistance of our fair value specialists, we evaluated management’s valuation of the subscription rights by:

○	Evaluating the Monte Carlo simulation model used to value the underlying warrants, and the reasonableness of the valuation assumptions, including the stock price volatility.

○	Independently calculating a fair value estimate for the underlying warrants.

/s/ Deloitte & Touche LLP

San Francisco, California

March 28, 2025

We have served as the Company's auditor since 2018.

PULSE BIOSCIENCES, INC.

Consolidated Balance Sheets

(in thousands, except par value)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$118,038	$44,365
Prepaid expenses and other current assets	1,411	963
Total current assets	119,449	45,328

Property and equipment, net	1,160	1,528
Intangible assets, net	1,220	1,886
Goodwill	2,791	2,791
Right-of-use assets	7,163	7,256
Other assets	677	365
Total assets	$132,460	$59,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,673	$1,836
Accrued expenses	7,027	3,814
Lease liability, current	1,355	1,058
Total current liabilities	10,055	6,708

Lease liability, less current portion	7,543	8,086
Total liabilities	17,598	14,794

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized – 50,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized – 500,000 shares; issued and outstanding – 65,926 shares and 55,144 shares at December 31, 2024 and 2023, respectively	66	55
Additional paid-in capital	505,296	381,220
Accumulated other comprehensive income (loss)	—	—
Accumulated deficit	(390,500)	(336,915)
Total stockholders’ equity	114,862	44,360
Total liabilities and stockholders’ equity	$132,460	$59,154

See accompanying notes to the consolidated financial statements.

PULSE BIOSCIENCES, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

	Year Ended December 31,
	2024	2023
Revenues:
Product revenues	$—	$—
Total revenues	—	—
Cost and expenses:
Research and development	32,336	27,797
General and administrative	23,921	15,777
Total cost and expenses	56,257	43,574
Loss from operations	(56,257)	(43,574)
Other income:
Interest income, net	2,672	1,364
Total other income	2,672	1,364
Loss from operations, before income taxes	(53,585)	(42,210)
Income tax provision	—	—
Net loss	(53,585)	(42,210)
Comprehensive loss	$(53,585)	$(42,210)
Net loss per share:
Basic and diluted net loss per share	$(0.92)	$(0.85)
Weighted average shares used to compute net loss per common share — basic and diluted	58,398	49,737

See accompanying notes to the consolidated financial statements.

PULSE BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except per share amount)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance, December 31, 2022	37,235	$37	$292,420	$—	$(294,705)	$(2,248)
Issuance of common stock as part of debt extinguishment, net of issuance costs of $6	10,023	10	65,233	—	—	65,243
Issuance of common stock upon exercise of warrants, net of issuance costs of $9	7,238	7	14,821	—	—	14,828
Issuance of shares under employee stock purchase plan	347	1	394	—	—	395
Issuance of common stock upon exercise of stock options	301	—	1,171	—	—	1,171
Stock-based compensation expense	—	—	7,181	—	—	7,181
Net loss	—	—	—	—	(42,210)	(42,210)
Balance, December 31, 2023	55,144	$55	$381,220	$—	$(336,915)	$44,360
Issuance of common stock and warrants in connection with rights offering, net of issuance costs of $364	6,000	6	59,630	—	—	59,636
Issuance of common stock upon exercise of warrants, net of issuance costs of $1	4,502	5	49,511	—	—	49,516
Issuance of common stock upon exercise of stock options	161	—	871	—	—	871
Issuance of shares under employee stock purchase plan	118	—	478	—	—	478
Issuance of shares in at-the-market offering, net of issuance costs of $24	1	—	—	—	—	—
Issuance of equity-classified subscription rights as part of rights offering (Note 6)	—	—	47,700	—	—	47,700
Rights offering deemed pro-rata distribution to shareholders (Note 6)	—	—	(47,700)	—	—	(47,700)
Stock-based compensation expense	—	—	13,586	—	—	13,586
Net loss	—	—		—	(53,585)	(53,585)
Balance, December 31, 2024	65,926	$66	$505,296	$—	$(390,500)	$114,862

See accompanying notes to the consolidated financial statements.

PULSE BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(53,585)	$(42,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	512	542
Amortization of intangible assets	666	665
Stock-based compensation	13,586	7,181
Loss on disposal of fixed assets	6	13
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(403)	(65)
Other receivables	48	109
Right-of-use assets	923	806
Other long-term assets	(31)	—
Accounts payable	(201)	263
Accrued expenses	3,212	1,219
Lease liabilities	(1,076)	(896)
Accrued interest on related party note payable	—	(668)
Net cash used in operating activities	(36,343)	(33,041)
Cash flows from investing activities:
Purchases of property and equipment	(125)	(121)
Net cash used in investing activities	(125)	(121)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	478	395
Proceeds from exercises of warrants	49,424	14,828
Proceeds from exercises of stock options	871	1,171
Proceeds from issuance of common stock and warrants in relation to rights offering, net of issuance costs	59,649	—
Issuance cost in relation to related party note extinguishment	—	(6)
Deferred issuance costs in relation to future at-the-market equity offering	(281)	—
Net cash provided by financing activities	110,141	16,388
Net increase (decrease) in cash and cash equivalents	73,673	(16,774)
Cash and cash equivalents at beginning of period	44,365	61,139
Cash and cash equivalents at end of period	$118,038	$44,365

Supplemental disclosure of noncash investing and financing activities:
Rights offering deemed pro-rata distribution to shareholders	$47,700	$—
Principal and accrued interest of related party note settled via issuance of common stock	$—	$(65,249)
Right-of-use asset obtained in exchange for lease liability	$830	$—
Other receivable from exercise of warrants	$92	—
Equipment purchases included in accounts payable and accrued expenses	$26	$—
Rights offering and warrant issuance costs in accounts payable and accrued expenses	$13	$—

See accompanying notes to the consolidated financial statements.

PULSE BIOSCIENCES, INC.

Notes to Consolidated Financial Statements

1. Description of the Business

Pulse Biosciences, Inc. is a novel bioelectric medicine company committed to health innovation using its patented Nano-pulse Stimulation (“NPS”) technology, a revolutionary energy modality that delivers nanosecond-duration pulses of electrical energy, each less than a millionth of a second long, to non-thermally clear targeted cells while sparing adjacent noncellular tissue. NPS technology, also referred to as a Nanosecond Pulsed-Field Ablation (“nsPFA”) technology when used to ablate cellular tissue, can be used to treat a variety of medical conditions for which an optimal solution remains unfulfilled. The Company developed its proprietary CellFX System, a novel nsPFA delivery platform, and commercialized the initial application of its nsPFA technology to treat benign lesions of the skin. In parallel, the Company has designed a variety of applicators to explore the potential use of the CellFX platform to treat disorders in other medical specialties, such as cardiology, gastroenterology, gynecology, and ear nose and throat. These applicators include devices for open surgical procedures, endoscopic or minimally invasive procedures, and endoluminal catheters, and each has been used in preclinical studies. Based on our preclinical experience and the potential to significantly improve outcomes for patients in a large and growing market, the Company decided in 2022 to focus its efforts on the use of nsPFA and the CellFX platform in the treatment of atrial fibrillation (“AF”), and in a select few other markets where nsPFA could have a profound positive impact on healthcare for both patients and providers, such as surgical soft tissue ablation.

The Company was incorporated in Nevada on May 19, 2014. On June 18, 2018, the Company reincorporated from the State of Nevada to the State of Delaware. The Company is headquartered in Miami, Florida, with its principal operating facility located in Hayward, California.

The Company’s activities are subject to significant risks and uncertainties, including the need for additional capital. The Company does not currently have any material cash flows from operations. It has had minimal revenue since inception and will need to raise additional capital to finance its operations. However, there can be no assurances that the Company will be able to obtain additional financing on acceptable terms and in the amounts necessary to fully fund its operating requirements.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates that affect the amounts reported in the financial statements and accompanying notes to the financial statements. Estimates include, but are not limited to, the valuation and recognition of stock-based compensation, the valuation of equity-classified subscription rights, income taxes, and the useful lives assigned to long-lived assets. The Company evaluates its estimates and assumptions based on historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from these estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company places its cash equivalents with high credit quality financial institutions and, by policy, limits the amounts invested with any one financial institution or issuer. Deposits held with banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses since inception.

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

Goodwill

The Company records goodwill when the consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. The Company reviews goodwill for impairment at the reporting unit level, of which there is one reportable unit, at least annually or whenever changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. To date, there has been no impairment of goodwill.

Stock-Based Compensation

The Company's stock-based compensation programs include stock options and an employee stock purchase program.

The Company periodically issues stock options to officers, directors, employees, and consultants for services rendered. Such issuances vest and expire according to terms established at the issuance date. Stock-based payments to officers, directors and employees, including grants of employee stock options, are recognized in the financial statements based on their grant date fair values, which are estimated using the Black-Scholes option-pricing model. Stock-based compensation expense is charged to operations on a straight-line basis over the vesting period. The Company has granted stock options with both time-based as well as performance-based vesting conditions. For stock awards with performance-based vesting conditions, the Company does not recognize compensation expense until it is probable that the performance-based vesting condition will be achieved. The analysis to determine such probability involves estimates and judgements from management and the estimate of expense  may be revised periodically. In October 2024, the Board approved changes to the vesting conditions of certain outstanding common stock option awards so that the performance-based vesting criteria of those particular awards were modified to either time-based or market-based vesting criteria.

During 2024, the Company issued certain stock options with market-based vesting conditions and modified certain performance-based stock option awards to market-based options. These vesting conditions relate to the achievement of certain market capitalization targets of the Company. Using a Monte Carlo simulation model, the Company estimated the fair value of the market-based options on the grant date or modification date, with the associated stock-based compensation expense recognized over the requisite service period. The requisite service period is the service period derived from the Monte Carlo simulation model. If the market capitalization targets are met sooner than the derived service period, the Company will accelerate the recognition of stock-based compensation expense to reflect the cumulative expense associated with the vested shares. The Monte Carlo simulation model requires the Company to make assumptions and judgements about the variables used in the calculation including the expected volatility, the risk-free interest rate, cost of equity, and the expected term. The assumptions used in the option-pricing model represent management’s best estimates. If factors change and different assumptions are used, the Company's stock-based compensation expense could be materially different in the future.

See Note 6 for a detailed discussion of the Company’s stock plans and stock-based compensation expense.

Research and Development Costs

Research and development costs consist primarily of compensation costs, fees paid to consultants and outside service providers and organizations (including university research institutes), costs associated with clinical trials, development prototypes and other expenses relating to the acquisition, design, development and testing of the Company’s product candidates, and certain facilities related costs. Research and development costs incurred by the Company are expensed as incurred.

Patent Costs

The Company is the owner of numerous domestic and foreign patents. Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and any related patent applications, patent costs not related to acquired patents, including patent-related legal fees, filing fees and other costs, including internally generated costs, are expensed as incurred. During both of the years ended December 31, 2024 and 2023, patent costs totaled $0.5 million, respectively. Patent costs are included in general and administrative costs in the consolidated statements of operations and comprehensive loss.

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

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by U.S. GAAP. The tax effects of a position are recognized only if it is more-likely-than-not to be sustained by the taxing authority as of the reporting date. If the tax position is not considered more-likely-than-not to be sustained, then no benefits of the position are recognized. At December 31, 2024 and 2023, the Company had not recorded any liability for uncertain tax positions. The Company includes interest and penalties related to uncertain tax positions as a component of income tax expense.

Comprehensive Loss

The Company displays comprehensive loss, and if applicable its components, as part of the consolidated statements of operations and comprehensive loss. There were no adjustments to comprehensive loss during both of the years ended December 31, 2024 and 2023.

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

The following outstanding stock options and warrants were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2024	2023
Common stock warrants	1,498,483	—
Common stock options	10,979,332	9,466,036
Total	12,477,815	9,466,036

Segment and Geographical Information

The Company has one operating and reporting segment and reports segment information in accordance with ASC 280, Segment Reporting. The Company’s Chief Executive Officer, who is the chief operating decision maker ("CODM"), reviews financial information on an aggregate basis for allocating and evaluating financial performance; however, the CODM is regularly provided with more detailed expense information than what is included in the Statement of Operations and Comprehensive Loss. See Note 9 for further details of the Company's segment disclosures.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In  November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the CODM, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after  December 15, 2023, and interim periods within fiscal years beginning after  December 15, 2024, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. See Note 9 for details of the Company's segment reporting.

Recent Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which aims to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The guidance is effective for the Company's annual periods beginning in 2027 and interim periods beginning in the first quarter of fiscal year 2028. The Company is currently evaluating the impact of the new guidance.

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

Level 3 – Unobservable inputs for which there is little or no market data for the asset or liability which requires the reporting entity to develop its own assumptions. The Company did not classify any of its investments within Level 3 of the fair value hierarchy.

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis (in thousands):

		December 31, 2024
Assets	Classification	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$113,776	$—	$—	$113,776
Total assets measured at fair value		$113,776	$—	$—	$113,776

		December 31, 2023
Assets	Classification	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$41,184	$—	$—	$41,184
Total assets measured at fair value		$41,184	$—	$—	$41,184

During the years ended December 31, 2024 and 2023, the Company did not record impairment charges related to its cash equivalents. During the years ended December 31, 2024 and 2023, the Company did not have any transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy. Additionally, the Company did not have any financial liabilities measured on a recurring basis as of December 31, 2024 or 2023.

4. Balance Sheet Components

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2024	2023
Leasehold improvements	$2,519	$2,519
Laboratory equipment	1,342	1,247
Furniture, fixtures and equipment	966	966
Software	272	272
Construction in progress	29	—
	5,128	5,004
Less: Accumulated depreciation and amortization	(3,968)	(3,476)
	$1,160	$1,528

Depreciation expense for each of the years ended  December 31, 2024 and 2023, was $0.5 million, respectively.

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

Intangible assets, net consisted of the following (in thousands):

	December 31,
	2024	2023
Acquired patents and licenses	$7,985	$7,985
Less: Accumulated amortization	(6,765)	(6,099)
	$1,220	$1,886

A schedule of the amortization of intangible assets is as follows (in thousands):

Years ending December 31:
2025	$665
2026	555
$1,220

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2024	2023
Compensation expense	$4,097	$3,199
Legal settlement	1,196	—
Severance	698	—
Professional fees	564	343
Clinical trial fees and costs	284	84
Other	188	188
	$7,027	$3,814

5. Goodwill

In 2014, the Company acquired three companies (the acquisitions) for aggregate consideration of $5.5 million. In accordance with ASC Topic 805, Business Combinations, the Company recorded goodwill of $2.8 million in connection with the acquisitions, which represents the excess of consideration paid over the fair value of net tangible and intangible assets acquired.

The Company reviews goodwill for impairment annually or whenever changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Based on the Company’s annual assessment as of December 31, 2024, the Company determined that its goodwill was not impaired.

6. Stockholders’ Equity and Stock-Based Compensation

Preferred Stock

The Company has authorized a total of 50,000,000 shares of preferred stock, par value $0.001 per share, none of which were outstanding at December 31, 2024 and 2023. The Company’s Board of Directors (the “Board”) has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, without any further vote or action by the Company’s stockholders.

Common Stock

The Company has authorized a total of 500,000,000 shares of common stock, par value $0.001 per share.

2024 Rights Offering and Subscription Rights

On  March 28, 2024, the Company announced that its Board unanimously approved plans to initiate a rights offering, whereby the Company would distribute non-transferable subscription rights at no charge to all holders of the Company's common stock, par value $0.001 per share (the "Common Stock"), as of the close of business on a record date to be determined. On  May 20, 2024, the Company announced that the Board had set  May 31, 2024 as the record date (the "Record Date"). All holders of Common Stock as of the Record Date received non-transferable subscription rights to purchase up to an aggregate of six million units (the "2024 Units") with an aggregate offering value of up to $60 million (the "2024 Rights Offering") at a price per 2024 Unit equal to the lesser of: (i) $10 (the "Initial Price") and (ii) the volume weighted average price of the Common Stock for the ten trading day period through and including the expiration date,  June 26, 2024 (the "Expiration Date"), of the Rights Offering (the "Alternate Price"). Each subscription right entitled the holder to purchase 0.10864186 2024 Units for each share of Common Stock owned as of the Record Date. Each 2024 Unit consisted of one share of Common Stock and two warrants, each being a warrant to purchase one-half of one share of Common Stock. The subscription rights were to expire and have no value if they were not exercised prior to the Expiration Date. The Company determined that the equity-classified subscription rights represent a pro-rata distribution issued to existing stockholders as of the Record Date, which is based on a purchase price of $10 per 2024 Unit as compared to (1) the price of $11.55 per one share of Common Stock on the Record Date, plus (2) the value of the warrants on the Record Date. The Company determined the fair value of the equity-classified subscription rights as of the Record Date, which involved the use of a Monte Carlo simulation model to value the underlying warrants. The Monte Carlo simulation model was based on certain significant unobservable inputs, such as a risk-free interest rate, stock price volatility, dividend yield, and expected term of the rights offering. The fair value of the equity-classified subscription rights was $47.7 million and was recorded in equity on the balance sheet as part of additional paid-in capital. The deemed pro-rata distribution to shareholders of $47.7 million was reflected as an offsetting reduction in additional paid-in capital. The Company is in an accumulated deficit position and has elected a policy of recognizing the deemed pro-rata distribution to shareholders as a reduction to additional paid-in capital rather than a further increase to its accumulated deficit.

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

2022 Rights Offering

On June 9, 2022, the Company completed a rights offering (the "2022 Rights Offering") resulting in the sale of 7,317,072 units (the "Units"), at a price of $2.05 per Unit, with each Unit consisting of one share of the Company’s common stock, par value $0.001 per share, and one warrant (the "2022 Rights Offering Warrants") to purchase one share of common stock at a price of $2.05 per share. The common stock and warrants comprising the Units separated upon the closing of the 2022 Rights Offering and were issued individually. 7,317,072 shares of common stock and warrants to acquire up to an additional 7,317,072 shares of common stock were issued in the 2022 Rights Offering. The Company received aggregate gross proceeds from the 2022 Rights Offering of $15 million. In May 2023, the Company delivered an irrevocable notice of redemption to warrant holders and, on June 16, 2023, it redeemed the last of the outstanding 2022 Rights Offering Warrants at a price of $0.01 per warrant share. See the 2022 Rights Offering Warrants section below for further details. Robert W. Duggan, the Company’s majority stockholder and Co-Chairman, purchased approximately 56% of the shares offered through the 2022 Rights Offering.

Common Stock Warrants

2024 Rights Offering Warrants

In connection with the 2024 Rights Offering, the Company issued 2024 Rights Offering Warrants to purchase a total of 5,999,999 shares of its common stock at an exercise price of $11.00 per whole share, which equaled 110% of the subscription price for the Units. The aggregate number of shares of our common stock issuable upon the exercise of each set of warrants included in a given subscription for Units was rounded up to the nearest whole share. Warrants are exercisable immediately and will expire on the fifth anniversary of the closing of the 2024 Rights Offering. Half of the warrants issued in the rights offering were redeemable for $0.01 per underlying share of common stock, on not less than thirty days’ written notice, if the VWAP of the Company’s common stock equaled or exceeded 150% of the exercise price for the warrants, or $16.50, for twenty consecutive trading days. In December 2024, the Company delivered an irrevocable notice of redemption to redeem this first tranche of common stock warrants because the VWAP of the Company's common stock over the twenty consecutive trading days before the notice was $18.85. Accordingly, pursuant to the 150% redemption feature, we redeemed 18,221 warrants on the redemption date, February 5, 2025, and none of these warrants are still outstanding.  The other half of the warrants issued in the rights offering remain redeemable for $0.01 per underlying share of common stock, on not less than thirty days’ written notice, but only if the VWAP of the Company’s common stock equals or exceeds 200% of the exercise price for the warrants, or $22.00, for twenty consecutive trading days.  As of December 31, 2024, there were 253,246 2024 Rights Offering Warrants outstanding which were subject to the 150% redemption feature and there were 1,245,237 2024 Rights Offering Warrants outstanding which were subject to the 200% redemption feature. As of December 31, 2024, we have received $49.4 million in gross proceeds from exercises of the 2024 Rights Offering Warrants. Refer to Note 13 for disclosure of gross proceeds received subsequent to December 31, 2024.

2022 Rights Offering Warrants

In connection with the 2022 Rights Offering, the Company issued 2022 Rights Offering Warrants to purchase a total of 7,317,072 shares of its common stock at an exercise price of $2.05. The 2022 Rights Offering Warrants were subject to redemption by the Company for $0.01 per underlying share of common stock, on not less than 30 days written notice, if the volume weighted average price of the Company’s common stock equals or exceeds 200% of the exercise price for the warrants, subject to adjustment, per share, for 20 consecutive trading days, provided that the Company may not redeem the warrants prior to the date that is three months after the issuance date. On May 10, 2023, the Company issued a press release announcing that on May 9, 2023 the terms for warrant redemption had been met. Pursuant to the redemption, the Company redeemed 66,175 warrants on the redemption date, June 16, 2023. Prior to the redemption date, warrants to purchase 7,250,897 shares were exercised, generating approximately $14.9 million of total gross proceeds to the Company. As of December 31, 2024, there were no 2022 Rights Offering Warrants outstanding.

A summary of total warrants activity for the year ended December 31, 2024 is presented below:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Life (in Years)
Warrants outstanding at December 31, 2023	—	$—	—
Issued	5,999,999	11.00
Exercised	(4,501,516)	11.00
Expired/Redeemed	—	—
Warrants outstanding at December 31, 2024	1,498,483	$11.00	1.12

Equity Plans

2017 Equity Incentive Plan and 2017 Inducement Equity Incentive Plan

The Board of Directors of the Company (the "Board") previously adopted, and the Company’s stockholders approved, the Company’s 2017 Equity Incentive Plan (the "2017 Plan").

The 2017 Plan has a 10-year term, and provides for the grant of stock options, stock appreciation rights, restricted stock, RSUs, performance units, and performance shares to employees, directors and consultants of the Company and any parent or subsidiary of the Company, as the Compensation Committee of the Board may determine. Subject to an annual evergreen increase and adjustment in the case of certain capitalization events, the Company initially reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to awards under the 2017 Plan. In addition, shares remaining available under the Company’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”), and shares reserved but not issued pursuant to outstanding equity awards that expire or terminate without being exercised or that are forfeited or repurchased by the Company will be added to the shares of common stock available for issuance under the 2017 Plan. The 2017 Plan is administered by the Board’s Compensation Committee. Effective at both  January 1, 2024 and 2023, the number of shares of common stock available under the 2017 Plan increased by 1,200,000, respectively, pursuant to the evergreen provision of the 2017 Plan. Under the evergreen provision of the 2017 Plan, the share increase is determined based on the least of (i) 1,200,000 shares, (ii) 4% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. Additionally, in December 2023, the number of shares of common stock available under the 2017 Plan increased by 1,375,000 shares as a result of a stockholder vote held at a special meeting of stockholders. As of December 31, 2024, 77,490 shares of common stock remained available for issuance under the 2017 Plan.

During November 2017, the Board of the Company adopted the 2017 Inducement Equity Incentive Plan (the “Inducement Plan”) and reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan was adopted without stockholder approval.

The Inducement Plan has a 10-year term and provides for the grant of equity-based awards, including non-statutory stock options, RSUs, restricted stock, stock appreciation rights, performance shares and performance units, and its terms are substantially similar to the 2017 Plan, including with respect to treatment of equity awards in the event of a “merger” or “change in control” as defined under the Inducement Plan. Options issued under the Inducement Plan may have a term up to ten years and have variable vesting provisions. New hire grants generally vest 25% per year starting upon the first anniversary of the grant. Equity-based awards issued under the Inducement Plan are only issuable to individuals not previously engaged as employees or non-employee directors of the Company prior to the Inducement Plan’s adoption date. In May 2021, the Board approved an amendment to the Inducement Plan to reserve an additional 1,000,000 shares of the Company’s common stock for issuance pursuant to the Inducement Plan. And, in March 2024, the Board approved a second amendment to the Inducement Plan to reserve an additional 2,000,000 shares of the Company’s common stock for issuance pursuant to the Inducement Plan. As of December 31, 2024, 2,941,626 shares of common stock were available for issuance under the Inducement Plan.

A summary of stock option activity under the 2015 Plan, 2017 Plan and Inducement Plan for the year ended December 31, 2024 is presented below:

	Stock Options Outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)
Balances — December 31, 2023	9,466,036	$9.01	7.78
Options granted	3,018,643	10.38
Options exercised	(160,847)	5.41
Options canceled	(1,308,542)	7.51
Options expired	(35,958)	19.82
Balances — December 31, 2024	10,979,332	$9.59	7.11
Exercisable — December 31, 2024	4,525,945	$12.74	4.98

Time-based Options

The Company awards time-based options which vest and become exercisable, subject to the individual’s continued employment or service through the applicable vesting date. Time-based options can have various vesting schedules, most commonly new hire grants which generally vest 25% per year starting upon the first anniversary of the grant.

A summary of the time-based stock option activity under the 2015 Plan, 2017 Plan and Inducement Plan for the year ended December 31, 2024 is presented below:

	Stock Options Outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)
Balances — December 31, 2023	6,141,906	$10.48	7.07
Options granted	2,124,643	11.31
Options exercised	(150,897)	5.57
Options canceled	(605,542)	7.59
Options expired	(34,958)	20.30
Options modified from performance-based to time-based	600,113	4.18
Balances — December 31, 2024	8,075,265	$10.49	6.72
Exercisable — December 31, 2024	4,093,267	$13.27	4.80

The intrinsic value of time-based options exercised during the years ended  December 31, 2024 and 2023 was $1.9 million and $0.9 million, respectively.

The fair value of the time-based options granted to employees and directors during the years ended  December 31, 2024 and 2023 was $18.7 million and $9.0 million, respectively.

Time-based Modifications

In  October 2024, the Board approved changes to the performance-based vesting conditions of certain unvested outstanding common stock option awards that were improbable of vesting. Specifically, 600,113 performance-based stock option awards were modified to time-based vesting criteria. The modified time-based awards will vest and become exercisable, subject to the individual’s continued employment or service through the applicable vesting date, based upon individually specific vesting schedules with annual vesting milestones. The vesting schedules have a range from two to four years. The fair value of the time-based modification awards at the modification date was $8.8 million. As a result of this modification, the Company recognized an additional $2.9 million of stock-based compensation expense during the year ended December 31, 2024.

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

A summary of the performance option activity under the 2017 Plan and Inducement Plan for the year ended December 31, 2024 is presented below:

	Stock Options Outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)
Balances — December 31, 2023	1,224,130	$5.51	8.53
Options granted	39,000	8.44
Options exercised	(9,950)	2.92
Options canceled	(3,000)	2.92
Options expired	(1,000)	2.92
Options modified from performance-based to time-based and market-based	(806,502)	4.49
Balances — December 31, 2024	442,678	$7.71	6.79
Exercisable — December 31, 2024	432,678	$7.69	6.73

The fair value of the performance options granted to employees during the years ended December 31, 2024 and 2023 was $0.3 million and $2.0 million, respectively.

The Company estimates the fair value of time-based and performance-based stock options on the grant date and modification date using the Black-Scholes option pricing model. The estimated fair value of these employee stock options is amortized on a straight-line basis over the requisite service period of the awards. The Company reviews, and when deemed appropriate, updates the assumptions used on a periodic basis. The fair value of time-based and performance-based stock options was estimated using the following weighted-average assumptions:

Year Ended December 31,
	2024	2023
Expected term in years	2.9 - 6.3	5.0 - 8.0
Expected volatility	91% - 99%	89% - 95%
Risk-free interest rate	3.8% - 4.5%	3.7% - 4.4%
Dividend yield	—	—

Market-based Options

Certain stock options awarded by the Company contain market conditions related to achievement of certain market capitalization targets. The options will vest and become exercisable once the specific market capitalization target is fulfilled.

A summary of the market-based option activity under the 2017 Plan for the year ended  December 31, 2024 is presented below:

	Stock Options Outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)
Balances — December 31, 2023	2,100,000	$6.78	9.44
Options granted	855,000	8.16
Options exercised	—	—
Options canceled	(700,000)	7.45
Options expired	—	—
Options modified from performance-based to market-based	206,389	5.39
Balances — December 31, 2024	2,461,389	$6.95	8.43
Exercisable — December 31, 2024	—	—	—

The fair value of the market-based options granted to employees during the years ended December 31, 2024 and 2023 was $5.3 million and $10.5 million, respectively.

Market-based Modifications

In  October 2024, the Board approved changes to the performance-based vesting conditions of certain unvested outstanding common stock option awards that were improbable of vesting. Specifically, 206,389 performance-based stock option awards were modified to market-based vesting criteria. The modified market-based awards will vest and become exercisable, subject to the individual’s continued employment and service through the applicable vesting date, based upon the achievement of certain market capitalization targets. The fair value of these market-based modification awards at the modification date was $2.8 million. Additionally, in October 2024, the Board approved a modification to certain market-based awards to adopt a uniform methodology for calculating its market capitalization whereas they aligned all awards to use consecutive calendar days and not consecutive trading days in the calculation. As a result of this modification, incremental value of $0.4 million will be recognized over the remaining derived service period.

The Company estimates the fair value of market-based stock options on the grant date and modification date using a Monte Carlo simulation model. The estimated fair value of these employee stock options is amortized over the requisite service period for each tranche of the awards. The requisite service period is the service period derived from the Monte Carlo simulation model. If the market capitalization targets are met sooner than the derived service period, the Company will accelerate the recognition of stock-based compensation expense to reflect the cumulative expense associated with the vested shares. The fair value of market-based stock options was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2024	2023
Expected term in years	1.4 - 4.3	4.0 - 6.3
Expected volatility	90%	90%
Risk-free interest rate	3.5% - 3.7%	3.4% - 3.8%
Dividend yield	—	—

2017 Employee Stock Purchase Plan

The Board previously adopted and the stockholders approved the Company’s 2017 Employee Stock Purchase Plan (the "2017 ESPP").

The 2017 ESPP is a broad-based plan that provides employees of the Company and its designated affiliates with the opportunity to become stockholders through periodic payroll deductions that are applied towards the purchase of Company common shares at a discount from the then-current market price. Subject to adjustment in the case of certain capitalization events, a total of 250,000 common shares of the Company were available for purchase at adoption of the 2017 ESPP. Pursuant to the 2017 ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 450,000 shares, (ii) 1.5% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. In 2024, the Company reserved an additional 450,000 shares under the 2017 ESPP pursuant to the evergreen provision. In 2023, the Board waived the evergreen provision and no additional shares were reserved under the 2017 ESPP. During the years ended December 31, 2024 and 2023, the Company issued 117,539 and 347,681 shares of common stock under the 2017 ESPP, respectively. As of December 31, 2024, 445,779 shares of common stock remained available for issuance under the 2017 ESPP.

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

	Year Ended December 31,
	2024	2023
Expected term in years	0.5 - 1.0	0.5 - 1.0
Expected volatility	98%	83%
Risk-free interest rate	4.4% - 5.3%	5.1% - 5.5%
Dividend yield	—	—

Stock-based Compensation

In  October 2024, the Board approved changes to the performance-based vesting conditions of certain unvested outstanding common stock option awards that were improbable of vesting. Specifically, certain performance-based stock option awards were modified to time-based vesting criteria and certain performance-based stock option awards were modified to market-based vesting criteria. This modification resulted in approximately $3.2 million of additional stock-based compensation expense for the year ended December 31, 2024.

Total stock-based compensation expense recorded in the consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	6,293	3,491
General and administrative	7,293	3,690
Total stock-based compensation expense	$13,586	$7,181

As of December 31, 2024, not all of the performance conditions of the performance options are probable to be achieved. Compensation expense has only been recognized for those conditions that are assumed to be probable.

Total stock-based compensation expense by award type was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Time-based options	$10,343	$3,827
Performance-based options	38	1,977
Market-based options	2,926	1,130
ESPP	279	247
Total stock-based compensation expense	$13,586	$7,181

Total time-based stock-based compensation expense for the year ended December 31, 2024, includes $2.9 million of additional expense due to the modification of certain performance-based stock option awards to time-based stock option awards, and $0.7 million of additional expense, net of forfeiture of unvested options that were previously expensed for $0.6 million, due to the modification of a certain award whereby there was a partial acceleration of vesting upon the departure of the Company's former Chief Executive Officer.

At December 31, 2024, there was $34.8 million of unrecognized compensation cost related to unvested stock-based compensation arrangements, which is expected to be recognized over a weighted average period of 2.85 years.

7. Commitments and Contingencies

2022 Loan Agreement

On September 20, 2022, the Company and Robert W. Duggan, the Company's majority stockholder and Co-Chairman, entered into a Loan Agreement ("2022 Loan Agreement") in connection with Mr. Duggan lending the principal sum of $65.0 million to the Company. The 2022 Loan Agreement bore interest at a rate per annum equal to 5.0%, payable quarterly commencing on  January 1, 2023, with the principal sum payable on  March 20, 2024. On  March 17, 2023, the Company and Mr. Duggan amended certain terms of the 2022 Loan Agreement. There were no changes to the interest rate, but the principal sum repayment date was changed to September 30, 2024. During the year ended December 31, 2023, the Company made cash payments of $1.7 million for accrued interest on the loan, and recorded an additional $1.1 million of interest expense in relation to the 2022 Loan Agreement. On April 30, 2023, the Company entered into a Securities Purchase Agreement with Mr. Duggan, pursuant to which the Company agreed to issue and sell to Mr. Duggan 10,022,937 shares of the Company’s common stock, par value $0.001 per share, in a Private Placement, at a price per share of $6.51. These shares were paid for through the cancellation of the amounts then owed by the Company under the 2022 Loan Agreement, the principal sum of $65.0 million and all accrued and unpaid interest outstanding, which totaled approximately $0.2 million as of April 30, 2023. The parties completed the Private Placement on May 9, 2023 and, upon closing and satisfaction of the outstanding debt, the 2022 Loan Agreement terminated, without early termination fees or penalties being owed by the Company. There were no additional amounts are owed to Mr. Duggan under the 2022 Loan Agreement at  December 31, 2024 and 2023.

Operating Leases

Hayward Lease

In January 2017, the Company entered into a five-year lease (the "Existing Lease") for approximately 15,700 square feet for its principal operating facility located in Hayward, California. The lease commenced during July 2017. In May 2019, the Company entered into Lease Amendment 1 (the "Lease Amendment") in relation to the Existing Lease and added the lease of new premises of approximately 13,300 square feet and 21,300 square feet, (“Expansion Premises 1” and “Expansion Premises 2,” respectively). Additionally, the term of the Existing Lease was extended to October 2029 to be coterminous with Expansion Premises 1 and Expansion Premises 2. The Company evaluated the lease amendment under the provisions of ASC 842. It concluded that the Lease Amendment would be accounted for as a single contract with the Existing Lease because the additional lease payments due to the Lease Amendment was not commensurate with the right-of-use ("ROU") asset granted to the Company. Though the Lease Amendment was accounted for as a single contract, the Existing Premises, Expansion Premises 1 (occupied in November 2019) and Expansion Premises 2 (occupied in May 2020) are accounted for as separate lease components. Accordingly, the Company measured and allocated consideration to each lease component as of the modification date.

Miami Lease

In November 2024, the Company entered into a 65-month lease for approximately 2,000 square feet for its corporate headquarters located in Miami, Florida, which commenced on November 8, 2024. The lease contains one five-year extension option, however, as of the lease commencement date, the Company has determined that it is not reasonably certain to exercise the option to extend the lease and has not included the extension period in the lease term. The monthly lease payment is approximately $0.02 million with annual escalation of approximately 3%. Variable lease costs are comprised primarily of the Company's proportionate share of operating expenses, property taxes, and insurance. Operating lease ROU assets and liabilities on our balance sheet are based on the net present value of the remaining lease payments over the remaining lease term. As the lease did not provide an implicit rate, the Company used its incremental borrowing rate based on the information available in determining the present value of lease payments. The Company’s incremental borrowing rate of 8% was based on the term of the lease, the economic environment of the lease, and reflects the rate the Company would have had to pay to borrow on a secured basis. The Company recorded a ROU asset and lease liability upon lease commencement in the amount of $0.8 million.

During the years ended December 31, 2024 and 2023, total rent expense, including common area maintenance charges, was $2.5 million and $2.3 million, respectively. The variable portion of the lease costs included in the totals were immaterial for the years ended December 31, 2024 and 2023.

Supplemental balance sheet information related to leases (in thousands):

	Year Ended December 31,
Assets:	2024	2023
Operating right-of-use assets	$7,163	$7,256

	Year Ended December 31,
Liabilities:	2024	2023
Lease liability, current	$1,355	$1,058
Lease liability, less current portion	7,543	8,086
Total lease liabilities	$8,898	$9,144

Total cash paid for operating lease liabilities (in thousands):

	Year Ended December 31,
	2024	2023
Cash paid for operating lease liabilities	$1,938	$1,845

Maturities of total operating lease liabilities were as follows (in thousands):

Year ending December 31:
2025	$2,151
2026	2,225
2027	2,302
2028	2,381
2029	2,080
Thereafter	73
Total lease payments	11,212
Less imputed interest	(2,314)
Total lease liabilities	$8,898

Weighted-average remaining lease term and discount rate for both the Hayward Lease and Miami Lease, as of December 31, 2024, were as follows:

Weighted-average remaining lease term	4.88
Weighted-average discount rate	9.8%

Legal Proceedings

From time to time, we may be involved in various legal proceedings arising in the ordinary course of business.  Having resolved our earlier dispute with our former Chief Financial Officer, we are not presently a party to any legal proceedings that, in the opinion of management, could have a material adverse effect on our results of operations or financial condition. Regardless of outcome, however, any litigation could have an adverse impact on us because of defense and settlement costs, diversion of management resources, negative publicity, reputational harm, and other factors.

8. Income Taxes

Income (loss) before income taxes (in thousands):

	Year Ended December 31,
	2024	2023
Domestic	$(53,585)	$(42,210)
Foreign	—	—
	$(53,585)	$(42,210)

The Company has not recorded any income tax expenses in the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2024 and 2023.

The provision for income taxes differs from the amount estimated by applying the statutory federal income tax rate to income (loss) before taxes as follows:

	Year Ended December 31,
	2024	2023
Federal tax at statutory rate	21.0%	21.0%
Research and development credits	2.2	3.7
Return to provision	(0.3)	2.6
Change in valuation allowance	(21.8)	(19.1)
Deferred adjustment	—	(1.6)
Change in tax rate	—	(5.8)
Other	(1.1)	(0.8)
Provision for income taxes	—%	—%

Deferred income taxes reflect the impact of carryforwards and temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The carryforwards and temporary differences, which give rise to a significant portion of the Company’s deferred tax asset (liability) as of December 31, 2024 and 2023, are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets
Accruals	$1,218	$1,502
Net operating loss carryforwards	66,952	61,072
Tax credit carryforwards	10,838	9,815
Stock-based compensation	9,588	7,704
R&D capitalization	10,358	7,384
Lease liability	1,869	1,920
Property and equipment	35	7
Intangible assets	279	99
Gross deferred tax assets	101,137	89,503
Valuation allowance	(99,542)	(87,853)
Total deferred tax assets	1,595	1,650

Deferred tax liabilities
Right-of-use assets	(1,595)	(1,650)
Total deferred tax liabilities	(1,595)	(1,650)

Net deferred tax assets/(liabilities)	$—	$—

The Company’s unrecognized tax benefits as of  December 31, 2024 and 2023 were $17.4 million and $10.2 million, respectively. If recognized, none of the unrecognized tax benefits would impact income tax expense to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets.

A reconciliation of the beginning and ending amounts of unrecognized tax benefit is as follows (in thousands):

	December 31,
	2024	2023
Unrecognized tax benefits at beginning of year	$10,170	$8,925
Increases related to current year tax positions	4,366	1,575
Increases related to prior year tax positions	2,993	1,129
Decreases related to prior year tax positions	(153)	(1,459)
Unrecognized tax benefits at end of year	$17,376	$10,170

The Company’s policy is to recognize interest and penalties related to income taxes as components of interest expense and other expense, respectively. The Company did not accrue interest and penalties related to unrecognized tax benefits as of December 31, 2024 and does not anticipate any significant change within twelve months of this reporting date.

The Company’s valuation allowance increased by $11.7 million in the year ended December 31, 2024 and increased by $8.1 million in the year ended December 31, 2023.

As of December 31, 2024, the Company had federal and state net operating loss (“NOL”) carryforwards of $250.0 million and $274.3 million, respectively, which begin to expire in 2034. Of the total federal NOL carryforward of $250.0 million, approximately $224.4 million is carried forward indefinitely but is limited to 80% of the taxable income.

As of December 31, 2024, the Company had approximately $9.5 million and $9.3 million of U.S. federal and California research and development (“R&D”) credits, respectively. The federal R&D credits begin to expire in 2035 and the California R&D credits have an indefinite carryforward period.

The Company is subject to taxation in the United States for Federal and for State, within various states in which the Company operates. All jurisdictions and tax years currently remain open for IRS and state taxing authorities’ examination. As of December 31, 2024, the Company was not under examination by the Internal Revenue Service or any state tax jurisdiction.

Internal Revenue Code Section 382 ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We believe that we have had one or more ownership changes prior to 2018, but recently performed a Section 382 study to analyze fiscal years 2018 through 2024, and we do not believe that we have had any additional ownership changes over that period. Possible future changes in our stock ownership could result in limitations.

9. Segment Reporting

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker (the "CODM"), in deciding how to allocate resources and assess performance. The Company has one operating and reportable segment relating to the research and development of the Company’s NPS technology. The CODM views the Company’s operations and manages its business in one operating segment. The CODM uses the Company’s consolidated net loss to monitor actual results as compared to the budget in assessing segment performance and allocation of resources. Managing and allocating resources on an entity-wide basis enables the CODM to assess the overall level of resources available and how to best deploy these resources across functions and research and development projects that are in line with the Company’s long-term company-wide strategic goals. Consistent with this decision-making process, the CODM uses financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources, and setting incentive targets. Operating expenses are used to monitor budget versus actual results. The CODM is regularly provided with more detailed expense information than what is included in our Consolidated Statement of Operations and Comprehensive Loss. Throughout 2024, the CODM of the Company changed multiple times, however the financial information that was reviewed by each of the CODMs did not change throughout the year. The table below shows a reconciliation of the Company’s net loss, including the significant expense categories regularly provided to and reviewed by the CODM, as computed under U.S. GAAP to the Company’s total net loss in the statements of operations (in thousands).

	Year Ended December 31,
	2024	2023
Total revenues	$—	$—
Cross platform research and engineering[1]	13,487	15,742
Manufacturing[2]	4,939	2,278
Clinical and regulatory[3]	4,052	2,737
Adjusted general and administrative[4]	15,909	13,317
Sales and marketing[5]	3,106	1,113
Other segment items[6]	14,764	8,387
Total other income, net	(2,672)	(1,364)
Net loss	$(53,585)	$(42,210)

___________________

1 Cross platform research and engineering includes compensation costs, fees paid to consultants and outside service providers and organizations, prototype spending and other expenses relating to the acquisition, design and development of the Company’s clinical stage devices.

2 Manufacturing includes compensation costs, fees paid to consultants and outside service providers and organizations, and costs associated with the procurement of materials and the manufacturing of the Company’s clinical stage devices.

3 Clinical and regulatory includes compensation costs, fees paid to consultants and outside service providers and organizations, and costs associated with clinical trials and regulatory approvals required for the development of the Company’s clinical stage devices.

4 Adjusted general and administrative includes compensation costs and fees paid to consultants and outside service providers and organizations in support of the administrative functions of the Company, including finance, legal and human resources.

5 Sales and marketing includes compensation costs, fees paid to consultants and outside service providers and organizations, costs associated with marketing and sales strategy as well as execution of marketing and sales initiatives for the Company's products.

6 Other segment items includes stock-based compensation, depreciation and amortization, and facilities and IT costs allocations.

As of December 31, 2024 and 2023, all of the Company’s long-lived assets are located in the United States.

10. Related Party Transactions

In May 2022, the Company determined not to renew its annual director and officer liability insurance policy due to disproportionately high premiums quoted by insurance companies. Instead, on May 31, 2022, the Company and Robert W. Duggan, majority stockholder and Co-Chairman, entered into a letter agreement (the "Letter Agreement") pursuant to which Mr. Duggan agreed with the Company to personally provide indemnity coverage for a one-year period, and he agreed to deposit cash and/or marketable securities into a third-party escrow, as security for these obligations, if requested by the Company. On May 31, 2023, the last day of the one-year period, the Company paid Mr. Duggan a fee of $1.0 million in consideration of the obligations set forth in the Letter Agreement. As of December 31, 2024, there were no additional amounts owed to Mr. Duggan under the Letter Agreement.

On June 9, 2022, the Company completed the 2022 Rights Offering resulting in the sale of 7,317,072 Units, at a price of $2.05 per Unit, with each Unit consisting of one share of the Company’s common stock, par value $0.001 per share, and one 2022 Rights Offering Warrant to purchase one share of common stock at a price of $2.05 per share. Robert W. Duggan, the Company’s majority stockholder and Co-Chairman, purchased approximately 56% of the shares offered through the 2022 Rights Offering. See Note 6 for further details.

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

On  July 3, 2024, the Company announced the closing of its 2024 Rights Offering. The 2024 Rights Offering resulted in the sale of six million 2024 Units, at a price of $10.00 per 2024 Unit. Each 2024 Unit consisted of one share of the Company’s common stock, par value $0.001 per share, and two warrants, each being a warrant to purchase one-half of one share of common stock. The common stock and warrants comprising the 2024 Units separated upon the closing of the 2024 Rights Offering and were issued individually. A total of 5,999,998 shares of common stock and warrants to acquire up to approximately an additional six million shares of common stock were issued in the offering. The Company received aggregate gross proceeds from the 2024 Rights Offering of $60 million. Robert W. Duggan, the Company’s majority stockholder and Co-Chairman, purchased approximately 88% of the units offered through the 2024 Rights Offering. See Note 6 for further details.

11. Restructuring Charges

In  February 2023, the Company eliminated seven positions and incurred a discrete restructuring related charge of $0.1 million which was fully recorded in  February 2023 and the related expenses are included within total cost and expenses on the condensed consolidated statement of operations for the year ended December 31, 2023. This charge represents the total amount incurred in connection with the activity. The Company did not incur any restructuring related charges in the year ended December 31, 2024.

12. Employee Benefit Plans

The Company sponsors a defined contribution plan under which it may make discretionary contributions. The Company did not make any employer matching contributions to this plan during the years ended December 31, 2024 and 2023

13. Subsequent Events

2024 Rights Offering Warrants

Half of the warrants issued in the Company’s 2024 Rights Offering were redeemable for $0.01 per underlying share of common stock, on not less than thirty days’ written notice, if the VWAP of the Company’s common stock equaled or exceeded 150% of the exercise price for the warrants, or $16.50, for twenty consecutive trading days. In December 2024, the Company delivered an irrevocable notice of redemption to redeem the 2024 Rights Offering Warrants which were subject to this 150% redemption feature, because the VWAP of the Company’s common stock over the twenty consecutive trading days before the notice was $18.85. Pursuant to the 150% redemption feature, the Company redeemed 18,221 warrants on the redemption date, February 5, 2025, and at the date of this filing, there are no 2024 Rights Offering Warrants subject to the 150% redemption feature outstanding. Subsequent to December 31, 2024, but prior to the redemption date of February 5, 2025, the Company received approximately $2.6 million in gross proceeds from exercises of the 150% redemption feature 2024 Rights Offering Warrants.

The other half of the warrants issued in the 2024 Rights Offering remain redeemable by the Company for $0.01 per underlying share of common stock, on not less than thirty days’ written notice, if the VWAP of the Company’s common stock equals or exceeds 200% of the exercise price for the warrants, or $22.00, for twenty consecutive trading days. Although the 200% redemption feature of the 2024 Rights Offering Warrants has not yet been triggered, since December 31, 2024, the Company has received approximately $11.4 million in gross proceeds from exercises of warrants subject to the 200% redemption feature. If exercised, an additional $2.3 million of gross proceeds may be received if the remaining outstanding 2024 Rights Offering Warrants subject to the 200% redemption feature are exercised.

As of January 2, 2025, Robert W. Duggan, the Company’s majority stockholder and Co-Chairman, has exercised all of his outstanding 2024 Rights Offering Warrants. He has zero 150% redemption feature and zero 200% redemption feature warrants outstanding as of the date of this filing.

Executive Appointments

In January 2025, the Company appointed Paul A. LaViolette, the Company's Co-Chairman, as Chief Executive Officer and President of the Company. In connection with his appointment, the Company awarded Mr. LaViolette stock options to purchase up to 1,500,000 shares of the Company’s common stock, with an exercise price of $18.43 per share, the closing price of the Company’s common stock on January 8, 2025, the last trading day preceding Mr. LaViolette’s employment start date and date of grant. Subject to certain accelerated vesting provisions, 450,000 option shares will vest over four years, subject to a time-based vesting schedule, and 1,050,000 option shares will vest subject to both market and performance conditions related to achievement of certain market capitalization and revenue and gross margin targets. The options will vest and become exercisable once the specific targets are fulfilled.

In February 2025, the Company appointed Jon Skinner as Chief Financial Officer of the Company. In connection with his appointment, the Company awarded Mr. Skinner stock options to purchase up to 300,000 shares of the Company’s common stock, with an exercise price of $20.93 per share, the closing price of the Company’s common stock on January 31, 2025, the last trading day preceding Mr. Skinner’s employment start date and date of grant. Subject to certain accelerated vesting provisions, 150,000 option shares will vest over four years, subject to a time-based vesting schedule, and 150,000 option shares will vest subject to both market and performance conditions related to achievement of certain market capitalization and revenue targets. The options will vest and become exercisable once the specific targets are fulfilled.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive and principal financial officers, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective (a) to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) to include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of senior management, including our Chief Executive Officer, Chief Financial Officer, and Corporate Controller, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

(b) The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit		Incorporation by Reference
Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Plan of Conversion of Pulse Biosciences, Inc.	8-K12B	001-37744	2.1	June 18, 2018
3.1	Articles of Conversion	8-K12B	001-37744	3.1	June 18, 2018
3.2	Certificate of Conversion	8-K12B	001-37744	3.2	June 18, 2018
3.3	Certificate of Incorporation of Pulse Biosciences, Inc.	8-K12B	001-37744	3.3	June 18, 2018
3.4	Bylaws of Pulse Biosciences, Inc.	8-K12B	001-37744	3.4	June 18, 2018
4.1	Specimen Common Stock Certificate	8-K12B	001-37744	4.1	June 18, 2018
4.2	Form of Warrant	S-3	333-278494	4.3	April 3, 2024
4.3	Form of Warrant Agent Agreement	S-3	333-278494	4.4	April 3, 2024
10.1	Lease for facilities at 3955 Point Eden Way, Hayward, California, dated January 26, 2017	10-K	001-37744	10.1	March 20, 2017
10.4+	Employment Agreement between Mitchell E. Levinson and the Registrant	10-K	001-37744	10.4	March 31, 2022
10.5+	Employment Agreement between Kevin Danahy and the Registrant	10-K	001-37744	10.5	March 31, 2022
10.6	Securities Purchase Agreement, dated February 7, 2017, by and between Pulse Biosciences, Inc. and certain purchasers	8-K	001-37744	10.1	February 10, 2017
10.7	Securities Purchase Agreement, dated September 24, 2017, by and between Pulse Biosciences, Inc. and certain purchasers	8-K	001-37744	10.1	September 25, 2017
10.8+	2015 Stock Incentive Plan	S-1	333-208694	10.2	December 22, 2015
10.9+	2017 Inducement Equity Incentive Plan and forms of agreements thereunder	8-K	001-37744	10.1	November 28, 2017
10.10+	2017 Equity Incentive Plan and forms of agreements thereunder	10-K	001-37744	10.10	March 12, 2021
10.11+	2017 Employee Stock Purchase Plan and forms of agreements thereunder	8-K	001-37744	10.2	May 19, 2017
10.13+	Executive Employment Agreement between Darrin R. Uecker and the Registrant	S-1	333-208694	10.9	December 22, 2015
10.14+	Amendment to Employment Agreement between Darrin R. Uecker and Pulse Biosciences, Inc. dated October 5, 2016	8-K	001-37744	10.1	October 11, 2016
10.15+	Form of At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement for Employees	S-1	333-208694	10.10	December 22, 2015
10.16+	Form of Indemnification Agreement	8-K12B	001-37744	10.1	June 18, 2018
10.17	First Amendment to the lease for facilities at 3955 Point Eden Way, Hayward, California, dated May 28, 2019	8-K	001-37744	10.19	May 31, 2019
10.18	At-the-Market Equity Offering Sales Agreement	8-K	001-37744	1.1	July 15, 2024
10.19	Securities Purchase Agreement, dated June 30, 2021, by and between Pulse Biosciences, Inc. and Robert W. Duggan	8-K	001-37744	10.1	July 1, 2021
10.20	Indemnification Letter, dated May 27, 2022, by and between Pulse Biosciences, Inc. and Robert W. Duggan	10-Q	001-37744	10.1	August 10, 2022
10.21	Loan Agreement, dated as of September 20, 2022, by and between Pulse Biosciences, Inc. and Robert W. Duggan	8-K	001-37744	10.1	September 23, 2022
10.22+	Amendment to Employment Agreement, between Darrin Uecker and Pulse Biosciences, Inc., dated September 20, 2022	8-K	001-37744	10.2	September 23, 2022
10.23+	Amendment to Employment Agreement, between Kevin Danahy and Pulse Biosciences, Inc., dated September 23, 2022	8-K	001-37744	10.1	September 28, 2022
10.24+	Amendment to Employment Agreement, between Kevin Danahy and Pulse Biosciences, Inc., dated May 4, 2023	8-K	001-37744	10.1	May 5, 2023
10.25+	Amendment to Employment Agreement, between Darrin Uecker and Pulse Biosciences, Inc., dated May 5, 2023	8-K	001-37744	10.2	May 5, 2023
10.26+	Third Amendment to Employment Agreement, between Kevin Danahy and Pulse Biosciences, Inc., dated March 2024	10-K	001-37744	10.26	March 28, 2024
10.27+	Fourth Amendment to Employment Agreement, between Darrin Uecker and Pulse Biosciences, Inc., dated March 2024	10-K	001-37744	10.27	March 28, 2024
10.28+	Employment Agreement between Paul A. LaViolette and the Registrant	8-K	001-37744	10.1	January 13, 2025
10.29+	Employment Agreement between Jon Skinner and the Registrant	8-K	001-37744	10.1	January 31, 2025
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
97.1+	Section 10D Clawback Policy	10-K	001-37744	97.1	March 28, 2024
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

PULSE BIOSCIENCES, INC.

Date: March 28, 2025	By:	/s/ Paul A. LaViolette
Paul A. LaViolette
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Paul A. LaViolette and Jon Skinner, jointly and severally, as his true and lawful attorney-in-fact and agent, with full power of substitution, each with power to act alone, to sign and execute on behalf of the undersigned any and all amendments to this Annual Report on Form 10-K, and to perform any acts necessary in order to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requested and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. LaViolette	Chief Executive Officer and Co-Chairman of the Board of Directors	March 28, 2025
Paul A. LaViolette	(Principal Executive Officer)

/s/ Robert W. Duggan	Co-Chairman of the Board of Directors	March 28, 2025
Robert W. Duggan

/s/ Darrin R. Uecker	Chief Technology Officer and Director	March 28, 2025
Darrin R. Uecker

/s/ Manmeet S. Soni	Director	March 28, 2025
Manmeet S. Soni

/s/ Mahkam Zanganeh	Director	March 28, 2025
Mahkam Zanganeh

/s/ Richard A. van den Broek	Director	March 28, 2025
Richard A. van den Broek

/s/ Jon Skinner	Chief Financial Officer	March 28, 2025
Jon Skinner	(Principal Financial Officer)

/s/ Timothy H. Mitsuoka	Corporate Controller	March 28, 2025
Timothy H. Mitsuoka	(Principal Accounting Officer)