Form 10-K/A
period 2024-12-31
PULSE BIOSCIENCES, INC.
filed 2025-04-30
CIK 1625101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of the registrant’s common stock on such date as reported by Nasdaq Capital Market, was approximately $182,956,030. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the registrant’s common stock as of March 31, 2025: 67,273,800

Auditor Name	Auditor Location	Auditor Firm ID
Deloitte & Touche LLP	San Francisco, California	PCAOB ID 34

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 (“Amendment”) to its Annual Report on Form 10‑K for the fiscal year ended December 31, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025 (the “Original Filing”), for the purpose of providing the information required by Items 10, 11, 12, 13, and 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to the Annual Report on Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after December 31, 2024.

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

In addition, we made certain revisions to the cover page, including the deletion of the reference to our proxy statement.

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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD

Board and Committee Meetings

Our Board of Directors and its committees meet throughout the year on a set schedule, hold special meetings as needed, and act by written consent from time to time. During fiscal year 2024, our Board of Directors held five (5) meetings, and each director attended at least 75% of the aggregate of (i) the total number of meetings of our Board of Directors held during the period for which he or she has been a director and (ii) the total number of meetings held by all committees of our Board of Directors on which he or she served during the periods that he or she served.

The names of our directors, their ages as of December 31, 2024 and certain other information about them are set forth below:

Name	Age	Position
Paul A. LaViolette	67	Co-Chairman of the Board of Directors, Chief Executive Officer and President
Robert W. Duggan	80	Co-Chairman of the Board of Directors
Manmeet S. Soni	47	Director and Lead Independent Director
Darrin R. Uecker	59	Director and Chief Technology Officer
Richard A. van den Broek	58	Director
Mahkam Zanganeh, D.D.S.	54	Director

The principal occupations and positions and directorships for at least the past five years of our directors, as well as certain information regarding their individual experience, qualifications, attributes and skills that led our Board of Directors to conclude that they should serve on the Board of Directors, are described below. Mr. Duggan and Dr. Zanganeh were married in December 2024. Otherwise, there are no family relationships among any of our directors or executive officers.

Paul A. LaViolette was appointed to our Board of Directors, as its Co-Chairman, in August 2024 and as our President and Chief Executive Officer in January 2025. Mr. LaViolette brings over forty years of experience in global medical technology, operating leadership and investing. Since December 2008, he has served as the Managing Partner and Chief Operating Officer of SV Health Investors LLC, a specialist healthcare fund management company. Previously, Mr. LaViolette held various positions during his fifteen years with Boston Scientific Corporation ("BSC"), including Chief Operating Officer, President, Cardiology and President, international. While at BSC, he integrated dozens of acquisitions and led extensive product development, operations, and worldwide commercial organizations. Before BSC, Mr. LaViolette held marketing and general management positions at C.R. Bard Inc. and various marketing roles at Kendall, Inc. Since July 2020, Mr. LaViolette has served on the board of directors of Edwards Lifesciences, a publicly traded global leader of patient-focused innovations for structural heart disease and critical care monitoring. He served as the chairman of the board for Asensus Surgical, Inc., from September 2013 to October 2021, Misonix, Inc., from September 2019 to October 2021, and Thoratec Corporation, from May 2009 until its acquisition by St. Jude Medical in October 2015, each a public company, and on the boards of several other early and growth stage private medical companies. Mr. LaViolette has also served as the Chairman of the Innovation Advisory Board of Mass General Brigham since 2015. Additionally, Mr. LaViolette served on the board and was the chairman of the Medical Device Manufacturers Association and on the board and executive committee of the Advanced Medical Technology Association. Mr. LaViolette received his bachelor's degree in Psychology from Fairfield University and earned his MBA from Boston College.

Mr. LaViolette was appointed as a director because of his significant combined service as chief executive officer or senior executive officer of multiple innovative health care companies and for his career spanning over thirty years as a venture investor and advisor for a broad range of companies, and extensive expertise in vision, strategic development, planning, finance, and management.

Robert W. Duggan was appointed to our Board of Directors, as its Chairman, in November 2017, and he served as the Executive Chairman of our Board of Directors from September 2022 to August 2024 when he was appointed Co-Chairman. Mr. Duggan is currently co-Chief Executive Officer of Summit Therapeutics Inc., a company developing Ivonescimab for the treatment of lung cancer and other medicinal therapies intended to improve quality of life, increase potential duration of life, and resolve serious unmet medical needs, as well as its Executive Chairman, a position he has held since February 2020, and its majority stockholder. Since 2016, Mr. Duggan has also been Chief Executive Officer of Duggan Investments, Inc., a venture capital and public equity investment firm primarily focused on patient-friendly breakthrough solutions to complex diseases of aging. From September 2007 through its acquisition by AbbVie Inc. in May 2015, Mr. Duggan was a member of the board of directors of Pharmacyclics, Inc., a developer of small-molecule medicines for the treatment of cancers. Mr. Duggan was also the Chairman and Chief Executive Officer of Pharmacyclics, from September 2008 to May 2015, as well as its largest investor. From 1990 to 2003, Mr. Duggan was Chairman of the Board of Directors of Computer Motion, Inc. and, from 1997 to 2003, he served as its Chief Executive Officer. In June 2003, Computer Motion merged with Intuitive Surgical Inc. After Intuitive Surgical’s acquisition of Computer Motion, from 2003 to 2011, Mr. Duggan served on the board of directors of Intuitive Surgical. Mr. Duggan received a U.S. Congressman’s Medal of Merit from Ron Paul in 1985 and in 2000 he was named a Knight of the Legion D’Honor by President Jacques Chirac of France. He is a member of the University of California at Santa Barbara Foundation board of trustees.

Mr. Duggan was appointed as a director because of his significant combined service as chief executive officer and director of multiple innovative health care companies and for his career spanning over forty years as a venture investor and advisor for a broad range of companies, and extensive expertise in vision, strategic development, planning, finance, and management.

Manmeet S. Soni was appointed to our Board of Directors in November 2017 and has served as its Lead Independent Director since March 2023. Since October 2023, Mr. Soni has been the Chief Operating Officer of Summit Therapeutics, Inc. Prior to this, Mr. Soni was the President, Chief Operating Officer, and Chief Financial Officer of Reata Pharmaceuticals, Inc., a pharmaceutical company focused on developing small molecule therapeutics for the treatment of severe life-threatening diseases. Mr. Soni joined Reata in August 2019, as Chief Financial Officer, Executive Vice President and was promoted in June 2020 to Chief Operating Officer and Chief Financial Officer, Executive Vice President of Reata. Prior to joining Reata Pharmaceuticals, Mr. Soni was the Senior Vice President and Chief Financial Officer of Alnylam Pharmaceuticals Inc. from May 2017 to August 2019. From March 2016 to February 2017, Mr. Soni served as Executive Vice President, Chief Financial Officer and Treasurer of ARIAD Pharmaceuticals, Inc., a biopharmaceutical company, when ARIAD was acquired by Takeda Pharmaceutical Company Limited. Mr. Soni continued as an employee of ARIAD through May 2017. Previously, he served as Chief Financial Officer of Pharmacyclics, Inc., a biopharmaceutical company, until its acquisition by AbbVie in May 2015, after which he supported AbbVie during the post-acquisition transition through September 2015. Prior to joining Pharmacyclics, Mr. Soni worked at Zeltiq Aesthetics Inc., a publicly held medical technology company as Corporate Controller. Prior to Zeltiq, Mr. Soni worked at PricewaterhouseCoopers in the life science and venture capital group. Prior to that, he worked at PricewaterhouseCoopers India providing audit and assurance services. Mr. Soni has served as a member of the board of directors of Summit Therapeutics Inc., since December 2019. Mr. Soni has also served as a member of the board of directors of Arena Pharmaceuticals, Inc. from December 2018 to June 2021. Mr. Soni is a Certified Public Accountant and Chartered Accountant from India.

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

Mr. Uecker was appointed as a director because of his practical experience leading the technical, research, development, and other mission-critical functions at various life science companies developing innovative technologies.

Richard A. van den Broek was appointed to our Board of Directors in August 2020. Mr. van den Broek currently serves as managing partner of HSMR Advisors, LLC, a position he has held since February 2004, and he has served as a director of Cogstate Ltd since 2009. Mr. van den Broek previously served on the boards of directors of Pharmacyclics, Inc. from December 2009 to April 2015, Response Genetics, Inc., from December 2010 to September 2015, Special Diversified Opportunities, Inc., from March 2008 to October 2015, and Celldex Therapeutics, Inc., from December 2014 to December 2016. Mr. van den Broek also served on the board of directors of PhaseBio Pharmaceuticals, Inc., a formerly publicly listed biopharmaceutical company, from March 2019 to October 2022. Mr. van den Broek received an A.B. from Harvard University and is a Chartered Financial Analyst.

Mr. van den Broek was appointed as a director because of his extensive experience in the biotechnology sector and deep understanding of the global pharmaceutical market.

Mahkam “Maky” Zanganeh, D.D.S. was appointed as a director in February 2017, and is currently co-Chief Executive Officer of Summit Therapeutics Inc., as well as the Founder/CEO of Maky Zanganeh and Associates, which provides consulting and executive management services to businesses in the areas of product development, research, transactions, and commercialization. Previously, from August 2012 to September 2015, she served as the Chief Operating Officer of Pharmacyclics Inc. She also served as Chief of Staff and Chief Business Officer of Pharmacyclics from December 2011 to July 2012 and Vice President, Business Development, from August 2008 to November 2011. Prior to joining Pharmacyclics, Dr. Zanganeh served as President Director General (2007-2008) for the French government bio-cluster project initiative in France, establishing alliances and developing small life science businesses regionally. From September 2003 to August 2008, Dr. Zanganeh served as Vice President of Business Development for Robert W. Duggan & Associates. Dr. Zanganeh also served as worldwide Vice President of Training & Education (2002-2003) and President Director General for Europe, Middle East and Africa (1998-2002) for Computer Motion Inc. She also served on the board of directors of RenovoRx, Inc., a publicly listed life sciences company, from 2018 to August 2021. Dr. Zanganeh received a DDS degree from Louis Pasteur University in Strasbourg, France and an MBA from Schiller International University in France.

Dr. Zanganeh was appointed as a director because of her years of executive and operational experience in the life sciences industry.

Board Committees

Our Board of Directors has an Audit Committee, a Compensation Committee,  a Nominating and Corporate Governance Committee, and a Strategic Advisory Committee, each of which has the composition and the responsibilities described below. These committees all operate under charters approved by our Board of Directors, which charters are available on the Investors page of our website at www.pulsebiosciences.com under “Corporate Governance.” Our Board of Directors from time to time establishes additional committees to address specific needs.

The following table sets forth (i) the four standing committees of the Board of Directors, (ii) the current members of each committee, except as stated below, and (iii) the number of meetings held by each committee in fiscal year 2024:

Name	Audit	Compensation	Nominating and Corporate Governance	Strategic Advisory Committee
Robert W. Duggan		X	X
Paul A. LaViolette(1)	X		X	X*
Shelley D. Spray(2)	X
Manmeet S. Soni	X*	X*	X*	X
Richard A. van den Broek	X	X
Mahkam Zanganeh				X
Number of meetings held during 2024	8	1	1	9

*	Chair of committee.
(1)	Mr. LaViolette was elected to our board of directors as of August 9, 2024. He was appointed as a member of our Audit Committee, Corporate Governance and Nominating Committee, and Strategic Advisory Committee in connection with his election. However, upon his appointment as our Chief Executive Officer and President on January 9, 2025, Mr. LaViolette resigned from his position as a member of these committees other than remaining as an ex officio member of the Strategic Advisory Committee as our Chief Executive Officer.
(2)	Ms. Spray did not stand for reelection at our 2024 annual meeting of stockholders. As a result, effective June 6, 2024, she ceased serving as a member of our Board of Directors and Audit Committee.

Our Corporate Governance Guidelines set out that all directors are expected to attend our annual meeting of stockholders. All of the current Board members who were members of the Board at our 2024 annual stockholder meeting attended such meeting.

Audit Committee

Our Audit Committee oversees our corporate accounting and financial reporting process and assists the Board of Directors in monitoring our financial systems and our legal and regulatory compliance. Our Audit Committee is responsible for, among other things:

●	reviewing and monitoring our corporate financial reporting and the external audit;
●	providing to our Board of Directors the results of its observations and recommendations derived therefrom;
●	outlining to our Board of Directors improvements made, or to be made, in internal accounting controls;
●	selecting and supervising the independent auditors;
●	preparing the Audit Committee’s report required by the SEC rules to be included herein; and
●

providing to our Board of Directors such additional information and materials as the Audit Committee may deem necessary to make our Board of Directors aware of significant financial, reporting and compliance matters that require the attention of our Board of Directors.

The members of our Audit Committee are Messrs. Soni and van den Broek. Mr. Soni serves as our Audit Committee chair. Our Board of Directors has determined that each member of our Audit Committee is independent within the meaning of the independent director guidelines of The Nasdaq Stock Market. We believe that the composition of our Audit Committee meets the requirements for independence under, and the functioning of our Audit Committee complies with, all applicable requirements of The Nasdaq Stock Market and SEC rules and regulations. [to add: disclosure that we aren’t in compliance with Nasdaq listing requirement] In addition, our Board of Directors has determined that Messrs. Soni and van den Broek meet the financial literacy requirements under the rules of The Nasdaq Stock Market and the SEC and that Mr. Soni qualifies as Audit Committee financial expert as defined under SEC rules and regulations.Compensation Committee

Compensation Committee

Our Compensation Committee oversees our corporate compensation policies, plans and programs. Our Compensation Committee is responsible for, among other things:

●

reviewing and approving, or recommending to our Board of Directors for approval, corporate goals and objectives relevant to the compensation of our executive officers, evaluating their performance in light of those goals and objectives, and determining and approving, or recommending to our Board of Directors for approval, their compensation based on this evaluation and such other factors as the Compensation Committee or our Board of Directors, as applicable, deem appropriate;

●

reviewing and approving, or making recommendations to our Board of Directors with respect to, the compensation of certain Company executives other than our executive officers, and incentive-compensation and equity-based plans that are subject to our Board of Director’s approval;

●	providing oversight of our compensation policies and plans and benefits programs, and overall compensation philosophy;
●	administering our equity compensation plans for its executive officers and employees and the granting of equity awards pursuant to such plans or outside of such plans; and
●	preparing the report of the Compensation Committee required by the rules and regulations of the SEC.

The members of our Compensation Committee are Messrs. Soni, Duggan, and van den Broek. Mr. Soni serves as the chair of our Compensation Committee. Our Board of Directors has determined that each member of our Compensation Committee is independent within the meaning of the independent director guidelines of The Nasdaq Stock Market. We believe that the composition of our Compensation Committee meets the requirements for independence under, and the functioning of our Compensation Committee complies with, all applicable requirements of The Nasdaq Stock Market and SEC rules and regulations.

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

The members of our Nominating and Corporate Governance Committee are Messrs. LaViolette, Duggan, and Soni. Mr. Soni serves as chair of our Nominating and Corporate Governance Committee. Our Board of Directors has determined that each member of our Nominating and Corporate Governance Committee is independent within the meaning of the independent director guidelines of The Nasdaq Stock Market.

Strategic Advisory Committee

The purpose of the Board’s Strategic Advisory Committee (the “Advisory Committee”) is to (i) assist the Board in carrying out its responsibility of overseeing the Company’s business strategy, (ii) make recommendations to the Board and management concerning the Company’s strategic direction and objectives, and (iii) serve as a liaison between the Board and management. While it is the responsibility of the Board to set Company business strategy, strategic plans and initiatives and the responsibility of Company management to implement and execute the Company’s strategic plans and initiatives, including day-to-day operational and organizational decisions related thereto, the Advisor Committee has been formed to foster a cooperative, interactive, strategic planning process between the Board and Company management that appropriately leverages Board member experience and expertise to develop those strategic plans and initiatives.

In discharging its role, the Advisory Committee is empowered to inquire into any matter it considers appropriate to carry out its responsibilities, with access to all books, records, facilities, and personnel of the Company, and, subject to the direction of the Board, the Committee is authorized and delegated the authority to act on behalf of the Board with respect to any matter necessary or appropriate to the accomplishment of its purposes. The Committee has the power to retain outside counsel or other advisors to help it carry out its activities.

The members of our Advisory Committee are Messrs. Soni and Dr. Zanganeh, and Mr. LaViolette serves in an ex officio capacity as our Chief Executive Officer.

Director Compensation

Employee directors are not compensated for their services as members of our Board of Directors in addition to their regular employee compensation.

Until August 2024, the non-employee members of the Board of Directors were compensated as follows:

Cash compensation: Each non-employee member of the Board received the following cash compensation:

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

In August 2024, the Board of Directors amended its Non-Employee Director Compensation Policy to increase certain compensation payable for service on the Board or on its standing committees (the “Amended Compensation Policy”). Pursuant to the Amended Compensation Policy, the Company’s non-employee members of the Board have been compensated as follows:

Amended Cash Compensation. Non-employee members of the Board have received the following retainer cash compensation, payable on a quarterly basis consistent with the Company’s revised practices:

●	each non-employee director is eligible to receive an annual retainer of $55,000;
●

the non-Chair members of the Strategic Advisory Committee, Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee are eligible to receive an additional annual retainer of $75,000, $13,000, $7,500, and $5,500, respectively, for their service on each of these committees, as applicable;

●

the Chair of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee are eligible to receive an additional annual retainer of $26,000, $15,300, and $11,000, respectively, for their leadership on each of these committees, as applicable;

●	the co-Chairman of the Board is eligible to receive an additional annual retainer of $44,000; and
●	the Lead Independent Director of the Board is eligible to receive an additional annual retainer of $80,000.

Partial periods have been prorated. Since we amended the Outside Director Compensation Policy in August 2024, the incremental additional retainer payments have been paid in cash in three equal installments on November 1, 2024, February 1, 2025, and May 1, 2025, consistent with the terms of the Amended Compensation Policy.

Partial periods will be prorated. The incremental additional retainer payments will be paid in cash in three equal installments on November 1, 2024, February 1, 2025 and May 1, 2025, consistent with the terms of the Amended Compensation Policy, assuming continued Board and Committee service through each payment date.

We have also reimbursed our non-employee directors for all reasonable out-of-pocket expenses incurred in the performance of their duties as directors.

Pursuant to our Amended Compensation Policy for independent directors, as well as under our previous compensation policy for independent directors, each non-employee director could elect, and still can elect, to convert all or a portion of his or her retainer cash payments into a number of options (the “Retainer Option,” and such election, a “Retainer Option Election”). By policy, the number of shares subject to each Retainer Option is equal to (i) the product of (A) the dollar value of the aggregate Retainer Cash Payments that the non-employee director elects to forego over the course of a specified period covered by a Retainer Option Election in favor of receiving a Retainer Option multiplied by (B) three, divided by (ii) the fair market value of a share on the date of grant of the Retainer Option, provided that the number of shares covered by such Retainer Option shall be rounded to the nearest whole share.

Amended Equity Compensation: Pursuant to our Amended Compensation Policy for independent directors, each new non-employee director receives a stock option grant to purchase 50,000 shares of our common stock under the terms of the then in effect equity compensation plan. These initial awards vest over three years, with one-third of the shares subject to the option vesting on the one-year anniversary of the date of grant, and the remaining shares vesting monthly over the following two years, provided such non-employee director continues to serve as a director through each vesting date. In addition, each newly appointed member of the Strategic Advisory Committee receives a stock option grant to purchase 200,000 shares of our common stock under the terms of the then in effect equity compensation plan. These initial awards vest over four years, with one-quarter of the shares subject to the option vesting on the date of the next annual meeting of Company stockholders, and the remaining shares vesting monthly over the following three years, provided such non-employee director continues to serve as a member of the Strategic Advisory Committee through each vesting date. In addition, each non-employee director is eligible to automatically received an annual stock option grant to purchase 20,000 shares of our common stock on the date of the annual meeting beginning on the date of the first annual meeting that is held after such non-employee director receives his or her initial award, provided such non-employee director continues to serve as a director through such date. Such annual awards vest monthly over one year, provided such non-employee director continues to serve as a director through each vesting date.

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

In January 2025, the Board amended the stock option Mr. LaViolette received in 2024 upon his appointment to the Advisory Committee, so that it would continue to vest for so long as he remains a Service Provider, as defined by our equity compensation plans, and continues to serve on the Advisory Committee in an ex officio capacity.

The following table sets forth information concerning compensation paid or earned for services rendered to us by the non- employee members of our Board of Directors for the fiscal year ended December 31, 2024. Compensation paid to Mr. Uecker is included below in the section entitled, “Executive Compensation” and excluded from the following table:

Name	Fees earned or paid in cash ($)	Option Awards ($)(1)	Total ($)
Robert W. Duggan	9,126	396,671	405,797
Paul A. LaViolette(2)	52,916	3,050,150	3,103,066
Manmeet S. Soni	190,115	2,662,186	2,852,301
Shelley D. Spray(3)	25,000	—	25,000
Richard A. van den Broek	5,223	346,419	351,642
Mahkam Zanganeh	24,740	2,752,318	2,777,058

(1)	Amounts shown represent the aggregate grant date fair value of the option awards computed in accordance with FASB ASC Topic 718. These amounts do not correspond to the actual value that will be realized. The assumptions used in the valuation of these awards are consistent with the valuation methodologies specified in the notes to our financial statements.
(2)	Mr. LaViolette was elected to our board of directors as of August 9, 2024. As previously disclosed, Mr. LaViolette was appointed as our President and Chief Executive Officer as of January 9, 2025.
(3)	Effective June 6, 2024, Ms. Spray ceased serving as a member of our Board of Directors.

The aggregate number of shares subject to stock options, warrants or other rights to acquire stock, both outstanding and exercisable at December 31, 2024, for each of our non-employee directors, as of December 31, 2024, was as follows:

Name	Aggregate Number of Stock Options, Warrants or Rights Outstanding as of December 31, 2024	Aggregate Number of Stock Options, Warrants or Rights Exercisable as of December 31, 2024
Robert W. Duggan	210,286	192,162
Paul A. LaViolette(1)(2)	250,000	—
Manmeet S. Soni(2)	528,885	318,885
Shelley D. Spray(3)	—	—
Richard A. van den Broek	240,911	225,086
Mahkam Zanganeh(2)	452,086	237,962

(1)	Mr. LaViolette was elected to our board of directors, effective as of August 9, 2024. As previously disclosed, Mr. LaViolette was appointed as our President and Chief Executive Officer, effective as of January 9, 2025.
(2)	Messrs. LaViolette and Soni and Dr. Zanganeh were each granted an option to purchase up to 200,000 shares of common stock for their service on the Strategic Advisory Committee of our Board of Directors, with each grant subject to future stockholder approval of an increase in the number of shares available to grant under the Company's Equity Incentive Plan.
(3)	Effective June 6, 2024, Ms. Spray ceased serving as a member of our Board of Directors.

EXECUTIVE OFFICERS

Biographical data for our current executive officers, including their ages as of December 31, 2024, is set forth below. For biographical data for Messrs. LaViolette and Uecker, see “Board of Directors and Committees of the Board," above.

Kevin P. Danahy, age 53, has served as our Chief Commercial Officer since February 2022, except between September 2022 and May 2024, when he served as our Chief Executive Officer. Mr. Danahy has more than 20 years of senior management experience building and managing strategic commercial organizations for medical technology companies. Prior to joining Pulse Biosciences, Mr. Danahy most recently served as President of Solmetex, a medical device company focused on manufacturing environmental waste management products for the dental industry, from January 2019 to February 2022. From August 2017 to January 2019, Mr. Danahy held roles at Zimmer Biomet (NYSE: ZBH), a global medical device company with a comprehensive portfolio of robotic technologies, including Vice President of Global Emerging Technologies and Specialty Sales, and as such he was responsible for leading the global launch and commercialization of Zimmer’s new bionic surgical arm technology. Before his time at Zimmer, Mr. Danahy served as Sr. Director at Intuitive Surgical, where he successfully transformed the sales leadership training program. Early in his career, Mr. Danahy served in commercial leadership roles at both Medtronic and Johnson & Johnson. Mr. Danahy holds an M.S. degree from Tufts University.

Jon Skinner, age 39, has served as our Chief Financial Officer since February 2025. Mr. Skinner most recently served as Vice President, FP&A and Investor Relations at Copeland, a private equity backed industrial company, from January 2024 to January 2025. From December 2021 to January 2024, Mr. Skinner was Vice President, Finance and Corporate Development at Imperative Care, a venture backed medical technology company. There, he spearheaded M&A, strategy, partnerships, and sales operations along with providing financial and strategic support for all development stage business units. While at Imperative Care, he also served as the interim CFO of Kandu Health during its spin-out and fundraising process. Prior to his time at Imperative Care, from August 2016 to December 2021, Mr. Skinner served in various roles at Teleflex (NYSE: TFX), a global medical technology company, including, most recently, Vice President, Finance – Interventional Urology (June 2021 to December 2021), Senior Director, Corporate Development (April 2020 to May 2021), and Director, Corporate Development (January 2018 to March 2020). There he led accounting, FP&A, customer service, and sales operations for the Interventional Urology Business Unit, following his role as Senior Director, Corporate Development, where he helped close 25 M&A transactions. Mr. Skinner holds a Bachelor of Science and a Master of Business Administration from The Ohio State University.

CORPORATE GOVERNANCE

Overview

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

Generally, various committees of our Board of Directors oversee risks associated with their respective areas of responsibility and expertise. For example, our Audit Committee oversees, reviews and discusses with management and the independent auditor risks associated with our internal controls and procedures for financial reporting and the steps management has taken to monitor and mitigate those exposures; our Audit Committee also oversees the management of other risks, including those associated with credit risk. Our Compensation Committee oversees the management of risks associated with our compensation policies, plans and practices. Our Nominating and Corporate Governance Committee oversees the management of risks associated with director independence and the composition and organization of the Board of Directors. Management and other employees report to the Board of Directors and/or to the relevant committees from time to time on risk-related issues.

Director Independence

Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that each of Dr. Zanganeh and Messrs. Duggan, Soni and van den Broek, representing four of our six directors, is “independent” as that term is defined under the rules of The Nasdaq Stock Market and none of these directors has or has had a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Additionally, the Board concluded that Ms. Spray was an independent director during the approximately three years she served on the Board, until she chose not to stand for reelection in June 2024.

Our Board of Directors also determined that Messrs. Soni and van den Broek, who comprise our Audit Committee, Messrs. Soni, Duggan, and van den Broek, who comprise our Compensation Committee, and Messrs. Soni, and Duggan, who comprise our Nominating and Corporate Governance Committee, satisfy the independence standards for those committees established by applicable SEC rules, including Rule 10A-3 of the Exchange Act, and the rules of The Nasdaq Stock Market. In making these determinations, our Board of Directors considered the relationships that each non-employee director has or has had with our Company and all other facts and circumstances that our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

The Board has concluded that Messrs. LaViolette and Uecker are presently not independent directors as they hold executive officer positions at the Company. Additionally, the Board concluded that Mr. Barrett was not an independent director during the approximately eight months he served on the Board, as he also an executive officer at the time.

The Board of Directors believes that the independence of the members of the Board of Directors satisfies the independence standards established by applicable SEC rules and the rules of The Nasdaq Stock Market. Since Mr. LaViolette became our Chief Executive Officer, the Company has not in compliance with Nasdaq listing requirement Rule 5605(c)(2)(A), which requires at least three independent directors to serve on our Audit Committee. The Board has been evaluating ways to regain compliance with this listing requirement.

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

As a publicly held corporation listed on The Nasdaq Stock Market with operations in California, the Company is subject to certain laws and listing requirements that mandate gender and other diversity on its board of directors, such as requirements to have a minimum number of directors from underrepresented communities. These requirements can be found at Nasdaq Listing Rule 5605(f)(4) and California Corporations Code sections 301.3 and 301.4. Currently, the Company is not in compliance with all of these requirements. However, the Nominating and Corporate Governance Committee considers director candidates with these requirements in mind and director recruitment efforts are continuing.

Moreover, the Nominating and Corporate Governance Committee will consider director candidates who are proposed by our stockholders in accordance with our Bylaws, our Nominating and Corporate Governance Committee’s Policies and Procedures for Director Candidates and other procedures established from time to time by the Nominating and Corporate Governance Committee.

Code of Business Conduct and Ethics

We have adopted a code of business conduct that is applicable to all of our employees, officers, and directors. Our code of business conduct is available on the Investors page of our website at www.pulsebiosciences.com under “Corporate Governance.” We will post amendments to, or waivers of, our code of business conduct on the same website.

Insider Trading Policy

We have adopted an insider trading policy that governs the purchase, sale and/or disposition of our securities by our directors, officers, employees, and consultants. We believe the insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards. A copy of the insider trading policy is filed as Exhibit 19.1 to this report on Form 10-K.

Communication with the Board of Directors

Any stockholder communication with our Board of Directors or individual directors should be directed to Pulse Biosciences, Inc., c/o Corporate Secretary, 601 Brickell Key Drive, Suite 1080, Miami, FL 33131. The Corporate Secretary will forward these communications, as appropriate, directly to the director(s). The independent directors of the Board of Directors review and approve the stockholder communication process periodically in an effort to enable an effective method by which stockholders can communicate with the Board of Directors.

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

Members of the Compensation Committee

Manmeet S. Soni (Chair)
Robert W. Duggan
Richard A. van den Broek

Executive Compensation

The following is a discussion and analysis of compensation arrangements of our named executive officers (NEOs). This discussion contains forward looking statements that are based on our current plans, considerations, expectations, and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion. As a “smaller reporting company” as defined under Rule 405 of the Securities Act, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to smaller reporting companies.

We seek to ensure that the total compensation paid to our executive officers is reasonable and competitive. Compensation of our executives is structured around the achievement of individual performance and near-term corporate targets as well as long-term business objectives.

Our named executive officers for fiscal year 2024 were our principal executive officer and our next two most highly compensated executive officers who were serving as executive officers as of December 31, 2024, as well as our former Chief Executive Officer, namely: (i) Paul A. LaViolette, our Co-Chairman of the Board of Directors and our current Chief Executive Officer, (ii) Kevin P. Danahy, our Chief Commercial Officer, (iii) Darrin R. Uecker, our Chief Technology Officer and a member of our Board of Directors, and (iv) Burke T. Barrett, our former Chief Executive Officer and previously a member of our Board of Directors.

Mr. Jon Skinner, our Chief Financial Officer, joined the Company in February 2025, so he is not included in the summary compensation table for fiscal year 2024, below.

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

In September 2023, the Board of Directors awarded $300,000, as a 2023 bonus prepayment, to each of our Chief Executive Officer and Chief Technology Officer in recognition of the Company’s exceptional progress towards successfully completing its 2023 corporate objectives. Thereafter, in December 2023, the Compensation Committee concluded that 100% of the Company’s 2023 corporate objectives had been achieved and decided to award 2023 cash bonuses in full, which bonuses were paid in 2024 other than the prepayments paid in September 2023.

In February 2025, the Compensation Committee concluded that 88.88% of the Company’s 2024 corporate objectives had been achieved and decided to award 2024 cash bonuses equal to 88.88% of each employee’s target bonus amount, which bonuses were paid in early 2025.

Summary Compensation Table

The following table provides information regarding the compensation of our principal executive officer as well as our next two most highly compensated executive officers who were serving as executive officers as of December 31, 2024, as well as our principal executive officer in 2024.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Paul A. LaViolette(2)	2024	—	—	—	—	—	—
Chief Executive Officer and Co-Chairman	2023	—	—	—	—	—	—

Kevin P. Danahy	2024	512,500	102,473	—	—	1,437	616,410
Chief Commercial Officer	2023	433,333	399,973 (3)	—	5,029,724	1,420	5,864,450

Darrin R. Uecker	2024	512,500	102,473	—		1,437	616,410
Chief Technology Officer and Director	2023	433,333	399,973(3)	—	4,555,302	1,420	5,390,028

Burke T. Barrett	2024	327,318(5)	108,510	—	7,998,340	1,437	8,435,605
Former Chief Executive Officer and Director(4)	2023	—	—	—	—	—	—

(1)	Amounts shown represent the aggregate grant date fair value of the restricted stock units and option awards computed in accordance with FASB ASC Topic 718. These amounts do not correspond to the actual value that will be realized by our named executive officers. The assumptions used in the valuation of these awards are consistent with the valuation methodologies specified in the notes to our financial statements.
(2)	Mr. LaViolette was appointed as our President and Chief Executive Officer as of January 9, 2025. He did not receive any employment compensation from us during fiscal years 2024 and 2023.
(3)	Reflects prepayment of 2023 bonus potential by the Company’s Board of Directors.
(4)	Mr. Barrett served as our Chief Executive Officer from May 2024 to December 2024. He did not receive any compensation for fiscal year 2023.
(5)	Reflects a severance payment of $21,875.

Outstanding Equity Awards at Fiscal Year-End

The following table presents certain information concerning equity awards held by our Named Executive Officers, as of December 31, 2024.

	Option Awards					Stock Awards
Name	Number of securities underlying outstanding options (#)			Option exercise price ($/sh)	Option expiration date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	Exercisable	Unexercisable	Unexercisable and Unearned
Paul A. LaViolette	—	—	200,000(1)	15.65	8/9/2034	—	—	—	—
	—	—	50,000(2)	15.65	8/9/2034	—	—	—	—

Kevin P. Danahy	25,000	—	75,000(3)	6.41	2/14/2032	—	—	—	—
	—	—	50,000(3)	6.41	2/14/2032	—	—	—	—
	112,500	—	337,500(3)	1.53	9/23/2032	—	—	—	—
	50,000	—	50,000(4)	6.41	2/14/2032	—	—	—	—
	—	—	50,000(5)	6.41	2/14/2032	—	—	—	—
	—	—	500,000(5)	6.44	4/29/2033	—	—	—	—
	—	—	200,000(5)	7.08	7/12/2033	—	—	—	—
	—	—	460,000(7)	4.38	11/1/2033	—	—	—	—

Darrin R. Uecker	281,534(6)	—	—	4.00	9/20/2025	—	—	—	—
	195,000(6)	—	—	30.99	6/7/2027	—	—	—	—
	187,286(6)	—	—	30.99	6/7/2027	—	—	—	—
	27,375	—	27,375(4)	24.03	3/22/2031	—	—	—	—
	37,500(6)	—	—	10.66	5/18/2030	—	—	—	—
	—	—	500,000(5)	6.44	4/29/2033	—	—	—	—
	—	—	200,000(5)	7.08	7/12/2033	—	—	—	—
	—	—	330,000(7)	4.38	11/1/2033	—	—	—	—

Burke T. Barrett	13,422(8)	—	—	7.45	3/6/2025 (8)	—	—	—	—
	37,578(8)	—	—	7.45	3/6/2025 (8)	—	—	—	—

(1)	Granted subject to future stockholder approval of an increase in the number of shares available to grant under the Company's Equity Incentive Plan.
(2)	Board service grant pursuant to the Company's Amended and Restated Outside Director Compensation Policy.
(3)	Grant consisting of 100% time-based vesting option grants.
(4)	Performance-based vesting stock option grants of which a portion of the performance criteria have been achieved.
(5)	Performance-based vesting stock option grants of which no performance criteria have been achieved.
(6)	Fully-vested stock option grants.
(7)	Stock options will vest in full automatically upon the earlier to occur of (i) the six (6) year anniversary of the grant date, and (ii) the 1-year anniversary of a Change in Control, as defined by the Company’s 2017 Equity Incentive Plan; provided, however, that no Change in Control shall be found to exist for purposes of vesting of the Awards if the primary purpose of the persons investing in the Company is principally to provide working capital financing, and not to acquire a controlling interest in the Company, notwithstanding whether the sum of such investment, after the financing, equals or exceeds 50% of the ownership of the Company.
(8)	Pursuant to the Separation Agreement, dated December 5, 2024, between Mr. Barrett and the Company, options to acquire up to 101,000 shares at a price of $7.45 per share became vested and exercisable until March 6, 2025, the three-month anniversary of his separation date.

Employment Agreement with Paul A. LaViolette (Chief Executive Officer)

We entered into an employment agreement with Mr. LaViolette on January 9, 2025, when he joined the Company as our President and Chief Executive Officer. Mr. LaViolette’s employment agreement has no specific term and constitutes at-will employment. His current annual base salary is $725,000. Presently, Mr. LaViolette is eligible for an annual target bonus equal to 70% of his annual base salary, subject to achievement of performance objectives. Mr. LaViolette is also eligible to participate in employee benefit plans maintained from time to time by us of general applicability to other senior executives.

Mr. LaViolette’s employment agreement provided him the right to receive an option to purchase up to 1,500,000 shares of our common stock (the “LaViolette Start Date Option”). Under Mr. LaViolette’s employment agreement, the LaViolette Start Date Option will vest according to the following schedule provided he continues to provides services to the Company as a Service Provider, as defined by the Company’s equity plans, through each such vesting date:

(i) 7.5% of the option shares subject to the LaViolette Start Date Option (equal to 112,500 option shares) will vest on the third anniversary of January 9, 2025; (ii) 22.5% of the option shares subject to the LaViolette Start Date Option (equal to 337,500 option shares) will vest on the fourth anniversary of January 9, 2025; (iii) 30% of the option shares subject to the LaViolette Start Date Option (equal to 450,000 options shares) will vest based upon the achievement of the following performance objectives:

a.

One-third of the 30% (equal to 150,000 option shares) would vest when the Company has had a market capitalization of not less than three billion ($3.0B) for 270 consecutive calendar days and the Company has generated not less than $48 million of GAAP product revenue over twelve months;

b.

One-third of the 30% (equal to 150,000 option shares) would vest when the Company has had a market capitalization of not less than four billion ($4.0B) for 270 consecutive calendar days and the Company has generated not less than $115 million of GAAP product revenue over twelve months with 10% GAAP operating margin;

c.

One-third of the 30% (equal to 150,000 option shares) would vest when the Company has had a market capitalization of not less than five billion ($5.0B) for 270 consecutive calendar days and the Company has generated not less than $175 million of GAAP product revenue over twelve months with 15% GAAP operating margin; and

(iv) 40% of the options shares subject to the LaViolette Start Date Option (600,000 option shares) will vest based upon the achievement of the following performance objectives:

a.

50% of the 40% (equal to 300,000 option shares) would vest when the Company has a market capitalization of not less than six billion ($6.0B) for 270 consecutive calendar days and the Company has generated not less than $300 million of GAAP product revenue over twelve months with 70% GAAP gross margin and 20% GAAP operating margin; and

b.

50% of the 40% (equal to 300,000 option shares) would vest when the Company has a market capitalization of not less than nine billion ($9.0B) for 270 consecutive calendar days and the Company has generated not less than $500 million of GAAP product revenue over twelve months with 75% GAAP gross margin and 30% GAAP operating margin.

However, pursuant to his employment agreement, if Mr. LaViolette’s employment is involuntary terminated within twelve months following a Company “change of control,” as such term is defined in his applicable option agreements, 100% of his unvested equity awards then outstanding will fully vest and become exercisable. If his employment is involuntarily terminated not in connection with a Company change of control, then the vesting of his outstanding equity awards that would normally vest over the following twelve-month period will immediately accelerate and fully vest prior to his termination.

If we terminate Mr. LaViolette’s employment other than for “cause,” death, or disability or if he resigns for “good reason,” as defined in his employment agreement, then, subject to his execution of a release of claims in our favor and Mr. LaViolette’s compliance with certain restrictive covenants set forth in his employment agreement, Mr. LaViolette is entitled to receive (i) continuing payments of his then-current base salary for a period of three months following his termination of employment or for a period of twelve months if occuring within twelve months of a change of control, less applicable withholdings, and (ii) reimbursement of premiums to maintain group health insurance continuation benefits pursuant to “COBRA” for Mr. LaViolette and his respective dependents until the earlier of (A) Mr. LaViolette or his eligible dependents become covered under similar plans, or (B) the date upon which Mr. LaViolette ceases to be eligible for coverage under COBRA, or (C) the twelve month anniversary of the termination of his employment.

As defined in Mr. LaViolette’s employment agreement, as amended, “cause” means Mr. LaViolette’s (i) conviction of, or plea of nolo contendere to, a felony or any crime involving fraud, embezzlement or any other act of moral turpitude, (ii)  gross misconduct, (iii) unauthorized use or disclosure of any proprietary information or trade secrets of the Company or any other party to whom Mr. LaViolette owes an obligation of nondisclosure as a result of Mr. LaViolette relationship with the Company; (iv) willful breach of any obligations under any written agreement or covenant with the Company that is injurious to the Company; or (v)  continued failure to perform his employment duties after Mr. LaViolette has received a written demand of performance from the Company which specifically sets forth the factual basis for the Company’s belief that Mr. LaViolette has not substantially performed his duties and has failed to cure such non-performance to the Company’s satisfaction within 30 business days after receiving such notice.

As defined in Mr. LaViolette’s employment agreement, as amended, “good reason” means Mr. LaViolette’s resignation within 30 days following the expiration of any Company cure period (discussed below) following the occurrence of one or more of the following, without Mr. LaViolette’s express written consent: (i) the assignment to Mr. LaViolette of any duties beyond the generally recognized scope of employment of a company chief executive officer or the reduction of Mr. LaViolette’s duties or the removal of Mr. LaViolette from his position and responsibilities as chief executive officer, either of which must result in a material diminution of Mr. LaViolette’s authority, duties, or responsibilities with the Company in effect immediately prior to such assignment; provided, however, if Mr. LaViolette is provided with an alternative executive type position within the Company or its subsidiaries at the same or better compensation as proved herein or that a reduction in duties, position or responsibilities solely by virtue of the Company being acquired and made part of a larger entity will not constitute “good reason”; or (ii) a material reduction in Mr. LaViolette’s base salary (except where there is a reduction applicable to the management team generally of not more than 10% of Mr. LaViolette’s base salary). Mr. LaViolette will not resign for good reason without first providing the Company with written notice of the acts or omissions constituting the grounds for “good reason” within 90 days of the initial existence of the grounds for “good reason” and a reasonable cure period of not less than 30 days following the date of such notice and such grounds for “good reason” have not been cured during such cure period.

In the event any payment to Mr. LaViolette pursuant to his employment agreement would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code (the "Code") as a result of a payment being classified as a parachute payment under Section 280G of the Code, Mr. LaViolette will receive such payment as would entitle him to receive the greatest after-tax benefit, even if it means that we pay him a lower aggregate payment so as to eliminate the potential excise tax imposed by Section 4999 of the Code.

Mr. LaViolette has also entered into our standard inventions assignment, confidentiality and non-competition agreement and our standard indemnification agreement for officers and directors.

Employment Agreement with Kevin P. Danahy (Chief Commercial Officer)

We entered into an employment agreement with Mr. Danahy on February 9, 2022, when he joined the Company as our Chief Commercial Officer. We then amended Mr. Danahy’s employment agreement on September 20, 2022, when the Board appointed him as our Chief Executive Officer. We have amended Mr. Danahy's employment agreement since September 2022 to change certain provisions, such as his base compensation, target bonus and potential severance benefits. Mr. Danahy’s employment agreement, as amended, has no specific term and constitutes at-will employment. His current annual base salary is $525,000. Presently, Mr. Danahy is eligible for an annual target bonus equal to 70% of his annual base salary, subject to achievement of performance objectives. Mr. Danahy is also eligible to participate in employee benefit plans maintained from time to time by us of general applicability to other senior executives.

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

If we terminate Mr. Danahy’s employment other than for “cause,” death, or disability or if he resigns for “good reason,” as defined in his employment agreement, then, subject to his execution of a release of claims in our favor and Mr. Danahy’s compliance with certain restrictive covenants set forth in his employment agreement Mr. Danahy is entitled to receive (i) continuing payments of his then-current base salary for a period of three months following his termination of employment or for a period of twelve months if occurring within twelve months of a change of control, less applicable withholdings, (ii) accelerated vesting as to that portion of his then outstanding and unvested options that would have vested had he remained an employee for twelve months following his termination date, or accelerated vesting of 100% of his unvested options if he is involuntarily terminated within twelve months following a Company “change of control,” as defined by his employment agreement, and (iii) reimbursement of premiums to maintain group health insurance continuation benefits pursuant to “COBRA” for Mr. Danahy and his respective dependents until the earlier of (A) Mr. Danahy or his eligible dependents become covered under similar plans, or (B) the date upon which Mr. Danahy ceases to be eligible for continuing severance payments from the Company.

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

Employment Agreement with Darrin R. Uecker (Chief Technology Officer)

We entered into an employment agreement with Mr. Uecker on September 8, 2015, when he joined the Company as our President and Chief Executive Officer. We then amended Mr. Uecker’s employment agreement on October 5, 2016, in advance of our initial public offering of shares. We again amended Mr. Uecker’s employment agreement on September 20, 2022, when the Board appointed him as our Chief Technology Officer, so that he could focus his efforts on new product development in cardiology. We have amended Mr. Uecker's employment agreement since September 2022 to change certain provisions, such as his base salary and bonus target. Mr. Uecker’s employment agreement, as amended, has no specific term and constitutes at-will employment. His current annual base salary is $525,000. Presently, Mr. Uecker is eligible for an annual target bonus equal to 70% of his annual base salary, subject to achievement of performance objectives. Mr. Uecker is also eligible to participate in employee benefit plans maintained from time to time by us of general applicability to other senior executives.

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

If we terminate Mr. Uecker’s employment other than for “cause,” death, or disability or if he resigns for “good reason,” as defined in his employment agreement, then, subject to his execution of a release of claims in our favor and Mr. Uecker’s compliance with certain restrictive covenants set forth in his employment agreement Mr. Uecker is entitled to receive (i) continuing payments of Mr. Uecker’s then-current base salary for a period of three months following his termination of employment or for a period of twelve months if occurring within twelve months of a change of control, less applicable withholdings, (ii) accelerated vesting as to that portion of Mr. Uecker’s then outstanding and unvested options that would have vested had Mr. Uecker remained an employee for twelve months following his termination date, and (iii) reimbursement of premiums to maintain group health insurance continuation benefits pursuant to “COBRA” for Mr. Uecker and his respective dependents until the earlier of (A) Mr. Uecker or his eligible dependents become covered under similar plans, or (B) the date upon which Mr. Uecker ceases to be eligible for coverage under COBRA.

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

As defined in Mr. Uecker’s employment agreement, as amended, “good reason” means Mr. Uecker’s resignation within 30 days following the expiration of any Company cure period (discussed below) following the occurrence of one or more of the following, without Mr. Uecker’s express written consent: (i) the assignment to Mr. Uecker of any duties beyond the generally recognized scope of employment of a company chief technology officer or the reduction of Mr. Uecker’s duties or the removal of Mr. Uecker from his position and responsibilities as chief technology officer, either of which must result in a material diminution of Mr. Uecker’s authority, duties, or responsibilities with the Company in effect immediately prior to such assignment; provided, however, if Mr. Uecker is provided with an alternative executive type position within the Company or its subsidiaries at the same or better compensation as proved herein or that a reduction in duties, position or responsibilities solely by virtue of the Company being acquired and made part of a larger entity will not constitute “good reason”; (ii) a reduction in Mr. Uecker’s base salary (except where there is a reduction applicable to the management team generally of not more than 10% of Mr., Uecker’s base salary); or (iii) a material change in the geographic location of Mr. Uecker’s primary work facility or location; provided, that a relocation of less than 50 miles from Mr. Uecker’s then present work location will not be considered a material change in geographic location. Mr. Uecker will not resign for good reason without first providing the Company with written notice of the acts or omissions constituting the grounds for “good reason” within 90 days of the initial existence of the grounds for “good reason” and a reasonable cure period of not less than 30 days following the date of such notice and such grounds for “good reason” have not been cured during such cure period.

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

Employment Agreement with Jon Skinner (Chief Financial Officer)

We entered into an employment agreement with Mr. Skinner on January 31, 2025, when he joined the Company as our Chief Financial Officer. Mr. Skinner’s employment agreement has no specific term and constitutes at-will employment. His current annual base salary is $400,000. Presently, Mr. Skinner is eligible for an annual target bonus equal to 50% of his annual base salary, subject to achievement of performance objectives. Mr. Skinner is also eligible to participate in employee benefit plans maintained from time to time by us of general applicability to other senior executives.

Mr. Skinner’s employment agreement provided him the right to receive an option to purchase up to 300,000 shares of our common stock (the “Skinner Start Date Option”). Under Mr. Skinner’s employment agreement, the Skinner Start Date Option will vest according to the following schedule provided he continues to provides services to the Company as a Service Provider, as defined by the Company’s equity plans, through each such vesting date:

i.

Time Based Vesting:  up to 50% of the Start Date Option (equal to 150,000 option shares) will vest as follows: 12.5% will vest (equal to 37,500 option shares) on the first Anniversary of the Start Date and thereafter 12.5% (equal to 37,500 option shares per year) will vest in equal amounts on an annual basis over the three year period starting with the first anniversary of the Start Date, and

ii.

Performance Based Vesting: up to the remaining 50% of the option shares subject to the Start Date Option (equal to 150,000 options shares) will vest based upon the achievement of the following performance objectives:

a.

25% of the 50% (equal to 37,500 option shares) would vest when the Company has had a market capitalization of not less than two billion ($2.0B) for 270 consecutive calendar days and the Company has generated not less than $8 million of GAAP product revenue over twelve months

b.

25% of the 50% (equal to 37,500 option shares) would vest when the Company has had a market capitalization of not less than three billion ($3.0B) for 270 consecutive calendar days and the Company has generated not less than $48 million of GAAP product revenue over twelve months

c.

25% of the 50% (equal to 37,500 option shares) would vest when the Company has had a market capitalization of not less than four billion ($4.0B) for 270 consecutive calendar days and the Company has generated not less than $115 million of GAAP product revenue over twelve months

d.

25% of the 50% (equal to 37,500 option shares) would vest when the Company has had a market capitalization of not less than five billion ($5.0B) for 270 consecutive calendar days and the Company has generated not less than $175 million of GAAP product revenue over twelve months.

However, pursuant to his employment agreement, if Mr. Skinner’s employment is involuntary terminated within twelve months following a Company “change of control,” as such term is defined by his employment agreement, either 100% of his unvested equity awards then outstanding will fully vest and become exercisable, or 50% of his unvested equity awards will fully vest and become exercisable if his involuntary termination occurs before January 31, 2026. If his employment is involuntarily terminated not in connection with a Company change of control, then the vesting of his outstanding equity awards that would normally vest over the following twelve-month period will immediately accelerate and fully vest prior to his termination.

If we terminate Mr. Skinner’s employment other than for “cause,” death, or disability or if he resigns for “good reason,” as defined in his employment agreement, then, subject to his execution of a release of claims in our favor and Mr. Skinner’s compliance with certain restrictive covenants set forth in his employment agreement Mr. Skinner is entitled to receive (i) continuing payments of his then-current base salary for a period of twelve months following his termination of employment, less applicable withholdings, and (ii) reimbursement of premiums to maintain group health insurance continuation benefits pursuant to “COBRA” for Mr. Skinner and his respective dependents until the earlier of (A) Mr. Skinner or his eligible dependents become covered under similar plans, (B) the date upon which Mr. Skinner ceases to be eligible for coverage under COBRA, or (C) the date on which he is no longer eligible to continue receiving severance payments from the Company.

As defined in Mr. Skinner’s employment agreement, “cause” means Mr. Skinner’s (i) conviction of, or plea of nolo contendere to, a felony or any crime involving fraud, embezzlement or any other act of moral turpitude, (ii)  gross misconduct, (iii) unauthorized use or disclosure of any proprietary information or trade secrets of the Company or any other party to whom Mr. Skinner owes an obligation of nondisclosure as a result of Mr. Skinner relationship with the Company; (iv) willful breach of any obligations under any written agreement or covenant with the Company that is injurious to the Company; or (v)  continued failure to perform his employment duties after Mr. Skinner has received a written demand of performance from the Company which specifically sets forth the factual basis for the Company’s belief that Mr. Skinner has not substantially performed his duties and has failed to cure such non-performance to the Company’s satisfaction within 30 business days after receiving such notice.

As defined in Mr. Skinner’s employment agreement, “good reason” means Mr. Skinner’s resignation within 30 days following the expiration of any Company cure period (discussed below) following the occurrence of one or more of the following, without Mr. Skinner’s express written consent: (i) the assignment to Mr. Skinner of any duties beyond the generally recognized scope of employment of a company chief financial officer or the reduction of Mr. Skinner’s duties or the removal of Mr. Skinner from his position and responsibilities as chief financial officer, either of which must result in a material diminution of Mr. Skinner’s authority, duties, or responsibilities with the Company in effect immediately prior to such assignment; provided, however, if Mr. Skinner’s is provided with an alternative executive type position within the Company or its subsidiaries at the same or better compensation as proved herein or that a reduction in duties, position or responsibilities solely by virtue of the Company being acquired and made part of a larger entity will not constitute “good reason”; (ii) a material reduction in Mr. Skinner’s base salary (except where there is a reduction applicable to the management team generally of not more than 10% of Mr. Skinner’s base salary); or (iii) a material change in the geographic location of Mr. Skinner’s primary work facility or location; provided, that a relocation of less than 50 miles from Mr. Skinner’s then present work location will not be considered a material change in geographic location. Mr. Skinner will not resign for good reason without first providing the Company with written notice of the acts or omissions constituting the grounds for “good reason” within 90 days of the initial existence of the grounds for “good reason” and a reasonable cure period of not less than 30 days following the date of such notice and such grounds for “good reason” have not been cured during such cure period.

In the event any payment to Mr. Skinner pursuant to his employment agreement would be subject to the excise tax imposed by Section 4999 of the Code as a result of a payment being classified as a parachute payment under Section 280G of the Code, Mr. Skinner will receive such payment as would entitle him to receive the greatest after-tax benefit, even if it means that we pay him a lower aggregate payment so as to eliminate the potential excise tax imposed by Section 4999 of the Code.

Mr. Skinner has also entered into our standard inventions assignment, confidentiality and non-competition agreement and our standard indemnification agreement for officers and directors.

Employment Agreement with Burke Barrett (Former Chief Executive Officer)

In connection with Mr. Barrett’s appointment as President and Chief Executive Officer, the Company and Mr. Barrett entered into an Employment Agreement, dated May 12, 2024, pursuant to which Mr. Barrett served as the Company’s President and Chief Executive Officer from May 2024 to December 2024. Mr. Barrett’s Employment Agreement had no specific term and constituted at-will employment. His annual base salary was $525,000 and he was eligible for an annual target bonus equal to 70% of his annual base salary, subject to achievement of performance objectives set by the Company's Board of Directors. Mr. Barrett was also eligible to participate in employee benefit plans maintained from time to time by the Company of general applicability to other senior executives.

In connection with his appointment, the Company awarded Mr. Barrett stock options (the “Barrett Options”) to purchase up to 1,400,000 shares of the Company’s common stock, with an exercise price of $7.45 per share, the closing price of the Company’s common stock on May 10, 2024, the last trading day preceding Mr. Barrett’s employment start date and date of grant. The awards were made pursuant to the terms and conditions of the Company’s Amended and Restated 2017 Inducement Equity Incentive Plan and in accordance with the employment inducement award exemption provided by Nasdaq Rule 5635(c) and were therefore not awarded under the Company’s stockholder approved equity plan. The Barrett Options had a ten-year term and would have vested as follows:  Subject to certain accelerated vesting provisions as described in Mr. Barrett's Employment Agreement, (i) up to 50% of the option shares subject to the Barrett Options (equal to 700,000 option shares) would have vested over four years as follows: 25% (equal to 175,000 option shares) would have vested on the first anniversary of the May 12, 2024 and the remaining 525,000 option shares would have vested in equal amounts on an annual basis over the three-year period starting with the first anniversary of the May 12, 2024; and (ii) up to 50% of the option shares subject to the Barrett Options (equal to 700,000 option shares) would have vested based upon the achievement of the following performance objectives: (i) 20% of the 50% (equal to 140,000 shares) would have vested when the Company had a market capitalization of not less than one billion dollars ($1.0B) for 270 consecutive days; (ii) 20% of the 50% (equal to 140,000 shares) would have vested when the Company had a market capitalization of not less than one billion five hundred million dollars ($1.5B) for 270 consecutive days; (iii) 20% of the 50% (equal to 140,000 shares) would have vested when the Company had a market capitalization of not less than two billion two hundred fifty million dollars ($2.25B) for 270 consecutive days; (iv) 20% of the 50% (equal to 140,000 shares) would have vested when the Company had a market capitalization of not less than three billion dollars ($3.0B) for 270 consecutive days; and (v) 20% of the 50% (equal to 140,000 shares) would have vested when the Company had a market capitalization of not less than four billion dollars ($4.0B) for 270 consecutive days.

During his employment, had the Company terminated Mr. Barrett’s employment other than for “cause,” death, or disability or if he resigns for “good reason,” as defined in his Employment Agreement, then, subject to his execution of a release of claims in the Company’s favor and Mr. Barrett’s compliance with certain restrictive covenants set forth in his Employment Agreement, Mr. Barrett would have been entitled to receive (i) continuing payments of his then-current base salary for a period of twelve months following his termination of employment, or three months if occurring after May 12, 2025, (or for a period of twelve months if his involuntary termination occurs either within the twelve month period following a “change of control,” as defined in the Employment Agreement, or within the first twelve months of his employment), less applicable withholdings, (ii) accelerated vesting of 50% of his unvested options if he is involuntarily terminated within twelve months following a Company “change of control,” as defined by his Employment Agreement, and (iii) reimbursement of premiums to maintain group health insurance continuation benefits pursuant to “COBRA” for Mr. Barrett and his respective dependents until the earlier of (A) Mr. Barrett or his eligible dependents become covered under similar plans, or (B) the date upon which Mr. Barrett ceases to be eligible for coverage under COBRA.

As defined in Mr. Barrett’s Employment Agreement, “cause” meant Mr. Barrett’s (i) conviction of, or plea of nolo contendere to, a felony or any crime involving fraud, embezzlement or any other act of moral turpitude, (ii) gross misconduct, (iii) unauthorized use or disclosure of any proprietary information or trade secrets of the Company or any other party to whom Mr. Barrett owes an obligation of nondisclosure as a result of Mr. Barrett relationship with the Company; (iv) willful breach of any obligations under any written agreement or covenant with the Company that is injurious to the Company; or (v) continued failure to perform his employment duties after Mr. Barrett has received a written demand of performance from the Company which specifically sets forth the factual basis for the Company’s belief that Mr. Barrett has not substantially performed his duties and has failed to cure such non-performance to the Company’s satisfaction within 30 business days after receiving such notice.

As defined in Mr. Barrett’s Employment Agreement, “good reason” meant Mr. Barrett’s resignation within 30 days following the expiration of any Company cure period (discussed below) following the occurrence of one or more of the following, without Mr. Barrett’s express written consent: (i) the assignment to Mr. Barrett of any duties beyond the generally recognized scope of employment of a company chief executive officer or the reduction of Mr. Barrett’s duties or the removal of Mr. Barrett from his position and responsibilities as chief executive officer, either of which must result in a material diminution of Mr. Barrett’s authority, duties, or responsibilities with the Company in effect immediately prior to such assignment; provided, however, if Mr. Barrett is provided with an alternative executive type position within the Company or its subsidiaries at the same or better compensation as proved herein or that a reduction in duties, position or responsibilities solely by virtue of the Company being acquired and made part of a larger entity will not constitute “good reason”; (ii) a material reduction in Mr. Barrett’s base salary (except where there is a reduction applicable to the management team generally of not more than 10% of Mr. Barrett’s base salary); or (iii) a material change in the geographic location of Mr. Barrett’s primary work facility or location; provided, that a relocation of less than 50 miles from either Miami, Florida, or Hayward, California, will not be considered a material change in geographic location.

In the event any payment to Mr. Barrett pursuant to his Employment Agreement would have been subject to the excise tax imposed by Section 4999 of the Code as a result of a payment being classified as a parachute payment under Section 280G of the Code, Mr. Barrett was to have received such payment as would entitle him to receive the greatest after-tax benefit, even if it means that we paid him a lower aggregate payment so as to eliminate the potential excise tax imposed by Section 4999 of the Code.

Mr. Barrett also entered into the Company’s standard inventions assignment, confidentiality and non-competition agreement and its standard indemnification agreement for officers and directors.

On December 2, 2024, the Company and Mr. Barrett agreed that he would resign from the Company, effective as of December 6, 2024 (the “Separation Date”). In addition, Mr. Barrett resigned from the Company’s Board of Directors effective as of December 2, 2024. These decisions were not the result of any disagreement relating to the Company’s operations, policies or practices.

Pursuant to the terms of the Separation Agreement, and in consideration for a signed release of any claims he may have relating to his employment with the Company, Mr. Barrett has received, or is receiving, the following severance benefits: (i) payment of salary through the Separation Date; (ii) severance payments of twenty-four semi-monthly equal installments, which amount represented the sum of twelve months of Mr. Barrett’s annual base salary; (iii) an additional severance payment of $106,009.61 in lieu of any 2024 cash bonus; (iv) partial acceleration of vesting of Mr. Barrett’s new hire option award allowing him to purchase up to 101,000 shares of Company common stock at a price of $7.45 per share; and (v) continuation of Company-paid health insurance benefits under COBRA until Mr. Barrett is no longer eligible for COBRA continuation benefits or until the twelve-month anniversary of the Separation Date, whichever is earlier. The foregoing description of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the Separation Agreement, which is filed as an exhibit hereto.

Following Mr. Barrett’s resignation, the Company’s Chief Commercial Officer, Kevin P. Danahy, and its Chief Technology Officer, Darrin R. Uecker, served as the Company’s principal executive and principal financial officers until January 2025, when the Company appointed Mr. LaViolette as President and Chief Executive Officer to replace Mr. Barrett.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 31, 2025, with respect to the beneficial ownership of our common stock by (i) each person we believe beneficially holds more than 5% of the outstanding shares of our common stock based solely on our review of SEC filings or information provided to us by such person; (ii) each director of our Company; (iii) each named executive officer listed in the table entitled, “Summary Compensation Table” under the section entitled, “Executive Compensation”; and (iv) all directors and executive officers as a group. As of March 31, 2024, there were 67,273,800 shares of our common stock issued and outstanding. Unless otherwise indicated, all persons named as beneficial owners of our common stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned. Unless otherwise noted below, the address of each stockholder listed on the table is c/o Pulse Biosciences, Inc., 601 Brickell Key Drive, Suite 1080, Miami, FL 33131.

Name and address of beneficial owner	Number of Shares Owned(1)	Right to Acquire Shares(2)	Total Beneficial Ownership	Percent of Class(3)
5% Stockholders:
Robert W. Duggan(4)	48,596,839	204,557	48,801,396	72.3%

Named executive officers and directors:
Robert W. Duggan(4)	48,596,839	204,557	48,801,396	72.3%
Kevin P. Danahy	43,298	400,650	443,948	*
Paul A. LaViolette	—	—	—	*
Manmeet S. Soni	—	327,218	327,218	*
Darrin R. Uecker	152,872	756,070	908,942	1.3%
Richard A. van den Broek	—	236,331	236,331	*
Mahkam Zanganeh, D.D.S.(5)	873,469	248,357	1,121,826	1.7%

All executive officers and directors as a group (7 people)	49,808,580	2,206,425	51,812,661	74.9%

*	Represents beneficial ownership of less than one percent.
(1)	Excludes shares that may be acquired through the exercise of outstanding stock options or the vesting of restricted stock units or other equity awards.
(2)	Represents shares issuable within 60 days after March 31, 2025 upon exercise of exercisable options or exercisable warrants to purchase common stock issued in the Company’s 2024 rights offering; however, unless otherwise indicated, these shares do not include any equity awards awarded after March 31, 2025.
(3)	For purposes of calculating the Percent of Class, shares that the person or entity had a right to acquire are deemed to be outstanding when calculating the Percent of Class of such person or entity.
(4)	Based on information obtained from Mr. Duggan. Includes shares owned by Genius Inc. and shares owned by Blazon Corporation, both of which Mr. Duggan is the sole stockholder. The number of shares of common stock beneficially owned by Mr. Duggan reported in the table above does not include the 1,094,826 shares of common stock which are beneficially owned by Mr. Duggan’s spouse, Dr. Zanganeh, and which are described in footnote 5 below. As spouses, Mr. Duggan and Dr. Zanganeh may be deemed to have acquired beneficial ownership of the securities held by the other spouse upon their marriage on December 18, 2024. Mr. Duggan does not hold any voting or investment power over such securities held by Dr. Zanganeh. Mr. Duggan disclaims beneficial ownership of such securities, except to the extent of his pecuniary interest therein.
(5)	Includes (a) shares owned by Mahin Zanganeh, Dr. Zanganeh’s mother, (b) shares are owned by Mahshad Zanganeh, Dr. Zanganeh’s sister, and (c) shares held in trust for the benefit of an immediate family member. The number of shares of common stock beneficially owned by Dr. Zanganeh as reported in the table above does not include the 48,801,396 shares of common stock which are beneficially owned by Dr. Zanganeh’s spouse, Mr. Duggan, and which are described in footnote 4 above. As spouses, Dr. Zanganeh and Mr. Duggan may be deemed to have acquired beneficial ownership of the securities held by the other spouse upon their marriage on December 18, 2024. Dr. Zanganeh does not hold any voting or investment power over such securities held by Mr. Duggan. Dr. Zanganeh disclaims beneficial ownership of all such securities, except to the extent of her pecuniary interest therein.

Equity Compensation Plan Information

The following table presents information about our equity compensation plans as of December 31, 2024:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plans approved by security holders(1)	10,076,289	8.93	921,769
Equity compensation plans not approved by security holders(2)	903,043	10.04	2,993,126

(1)	Includes the following plans: the 2017 Equity Incentive Plan (the “Equity Incentive Plan”) and the 2017 Employee Stock Purchase Plan (the “ESPP”). Our Equity Incentive Plan provides that the number of shares available for issuance thereunder will be increased on the first day of each fiscal year beginning with the 2018 fiscal year in an amount equal to the least of (i) 1,200,000 shares, (ii) 4% of the outstanding shares of our common stock as of December 31 of the immediately preceding year, or (iii) such number of shares as determined by our Board of Directors. On January 1, 2023, the number of shares available for issuance under the Equity Incentive Plan increased by 1,200,000 shares pursuant to these provisions and, on December 19, 2023, the number of shares available for issuance under the Equity Incentive Plan increased by 1,375,000 shares pursuant to a special stockholder vote. On January 1, 2024, the number of shares available for issuance under the Equity Incentive Plan increased by an additional 1,200,000 shares pursuant to the Equity Incentive Plan’s provisions. These increases are reflected in the table above. Our ESPP provides that the number of shares available for issuance thereunder will be increased on the first day of each fiscal year beginning with the 2018 fiscal year in an amount equal to the least of (i) 450,000 shares, (ii) 1.5% of the outstanding shares of our common stock as of December 31 of the immediately preceding year, or (iii) such number of shares as determined by our Board of Directors. In December 2022, our Board of Directors elected not to permit an increase to the number of shares available for issuance under our ESPP. However, on January 1, 2024, the number of shares available for issuance under the ESPP increased by 450,000 shares pursuant to the ESPP’s provisions. The Compensation Committee has awarded stock options to three of our directors, totaling 600,000 options, pursuant to the Amended Compensation Policy for their service on our Advisory Board. All these options were granted subject to future stockholder approval of an increase in our Equity Incentive Plan’s available pool of shares for grant.
(2)	Consists of the Company’s 2017 Inducement Equity Incentive Plan (the “Inducement Plan”), which was adopted by our Board of Directors. We initially reserved 1,000,000 shares of our common stock for issuance pursuant to equity awards granted under the Inducement Plan. On May 20, 2021, the Board approved an amendment to the Inducement Plan to increase the number of shares reserved for issuance by an additional 1,000,000 shares. This increase is reflected in the table above. In March 2024, the Board approved a second amendment to the Inducement Plan to reserve an additional 2,000,000 shares of the Company’s common stock for issuance pursuant to the Inducement Plan. This increase is also reflected in the table above.

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

Related Party Transactions

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements discussed above in the sections titled “Director Compensation” and “Executive Compensation,” we describe below transactions and series of similar transactions, since the beginning of our 2023 fiscal year, to which we were a party or will be a party, in which:

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

In May 2023 and May 2024, the Company secured director and officer liability insurance from third-party insurance carriers through brokered transactions.

Financings

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

As of March 1, 2025, Mr. Duggan is the beneficial owner of approximately 72.7% of our outstanding common stock.

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

Item 14. Principal Accounting Fees and Services. Auditor Fees

The following table sets forth the approximate aggregate fees billed to the Company by Deloitte & Touche LLP in fiscal years 2024 and 2023 (in thousands):

Fee Category	2024	2023
Audit Fees	$700	$733
Audit-related Fees	252	34
Tax Fees	33	—
All Other Fees	56	34
Total	$1,041	$801

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

Tax Fees may consist of fees for professional services, including tax consulting and compliance performed by an independent registered public accounting firm.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a.	The following documents are filed as part of, or incorporated by reference into, this Amendment on Form 10-K/A:

1.	Financial Statements: No financial statements are filed with this Amendment on Form 10-K/A.

2.	Financial Statement Schedules: No financial statement schedules are filed with this Amendment on Form 10-K/A.

b.	The following exhibits are filed as part of, or incorporated by reference into, this Amendment on Form 10-K/A:

Exhibit		Incorporation by Reference
Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Plan of Conversion of Pulse Biosciences, Inc.	8-K12B	001-37744	2.1	June 18, 2018
3.1	Articles of Conversion	8-K12B	001-37744	3.1	June 18, 2018
3.2	Certificate of Conversion	8-K12B	001-37744	3.2	June 18, 2018
3.3	Certificate of Incorporation of Pulse Biosciences, Inc.	8-K12B	001-37744	3.3	June 18, 2018
3.4	Bylaws of Pulse Biosciences, Inc.	8-K12B	001-37744	3.4	June 18, 2018
4.1	Specimen Common Stock Certificate	8-K12B	001-37744	4.1	June 18, 2018
4.2	Form of Warrant	S-3	333-278494	4.3	April 3, 2024
4.3	Form of Warrant Agent Agreement	S-3	333-278494	4.4	April 3, 2024
10.1	Lease for facilities at 3955 Point Eden Way, Hayward, California, dated January 26, 2017	10-K	001-37744	10.1	March 20, 2017
10.2+	Employment Agreement between Mitchell E. Levinson and the Registrant	10-K	001-37744	10.4	March 31, 2022
10.3+	Employment Agreement between Kevin Danahy and the Registrant	10-K	001-37744	10.5	March 31, 2022
10.4	Securities Purchase Agreement, dated February 7, 2017, by and between Pulse Biosciences, Inc. and certain purchasers	8-K	001-37744	10.1	February 10, 2017
10.5	Securities Purchase Agreement, dated September 24, 2017, by and between Pulse Biosciences, Inc. and certain purchaser	8-K	001-37744	10.1	September 25, 2017
10.6+	2015 Stock Incentive Plan	S-1	333-208694	10.2	December 22, 2015
10.7+	2017 Inducement Equity Incentive Plan and forms of agreements thereunder	8-K	001-37744	10.1	November 28, 2017
10.8+	2017 Equity Incentive Plan and forms of agreements thereunder	10-K	001-37744	10.10	March 12, 2021
10.9+	2017 Employee Stock Purchase Plan and forms of agreements thereunder	8-K	001-37744	10.2	May 19, 2017
10.10+	Executive Employment Agreement between Darrin R. Uecker and the Registrant	S-1	333-208694	10.9	December 22, 2015
10.11+	Amendment to Employment Agreement between Darrin R. Uecker and Pulse Biosciences, Inc. dated October 5, 2016	8-K	001-37744	10.1	October 11, 2016
10.12+	Form of At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement for Employees	S-1	333-208694	10.10	December 22, 2015
10.13+	Form of Indemnification Agreement	8-K12B	001-37744	10.1	June 18, 2018
10.14	First Amendment to the lease for facilities at 3955 Point Eden Way , Hayward, California, dated May 28, 2019	8-K	001-37744	10.19	May 31, 2019
10.15	At-the-Market Equity Offering Sales Agreement	8-K	001-37744	1.1	July 15, 2024
10.16	Securities Purchase Agreement, dated June 30, 2021, by and between Pulse Biosciences, Inc. and Robert W. Duggan	8-K	001-37744	10.1	July 1, 2021
10.17	Indemnification Letter, dated May 27, 2022, by and between Pulse Biosciences, Inc. and Robert W. Duggan	10-Q	001-37744	10.1	August 10, 2022
10.18	Loan Agreement, dated as of September 20, 2022, by and between Pulse Biosciences, Inc. and Robert W. Duggan	8-K	001-37744	10.1	September 23, 2022
10.19+	Amendment to Employment Agreement, between Darrin Uecker and Pulse Biosciences, Inc., dated September 20, 2022	8-K	001-37744	10.2	September 23, 2022
10.20+	Amendment to Employment Agreement, between Kevin Danahy and Pulse Biosciences, Inc., dated September 23, 2022	8-K	001-37744	10.1	September 28, 2022
10.21+	Amendment to Employment Agreement, between Kevin Danahy and Pulse Biosciences, Inc., dated May 4, 2023	8-K	001-37744	10.1	May 5, 2023
10.22+	Amendment to Employment Agreement, between Darrin Uecker and Pulse Biosciences, Inc., dated May 5, 2023	8-K	001-37744	10.2	May 5, 2023
10.23+	Third Amendment to Employment Agreement, between Kevin Danahy and Pulse Biosciences, Inc., dated March 2024	10-K	001-37744	10.26	March 28, 2024
10.24+	Fourth Amendment to Employment Agreement, between Darrin Uecker and Pulse Biosciences, Inc., dated March 2024	10-K	001-37744	10.27	March 28, 2024
10.25+	Employment Agreement between Paul A. LaViolette and the Registrant	8-K	001-37744	10.1	January 13, 2025
10.26+	Employment Agreement between Jon Skinner and the Registrant	8-K	001-37744	10.1	February 4, 2025
10.27+*	Separation Agreement and Release dated December 5, 2024 - Burke Barrett
19.1*	Insider Trading Policy
21.1	List of Subsidiaries	10-K	001-37744	21.1	March 31, 2025
23.1	Consent of Independent Registered Public Accounting Firm	10-K	001-37744	23.1	March 31, 2025
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	10-K	001-37744	32.1	March 31, 2025
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	10-K	001-37744	32.2	March 31, 2025
97.1+	Section 10D Clawback Policy	10-K	001-37744	97.1	March 28, 2024
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

PULSE BIOSCIENCES, INC.

Date: April 30, 2025	By:	/s/ Paul A. LaViolette
Paul A. LaViolette
Chief Executive Officer, President and Co-Chairman of the Board of Directors
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. LaViolette	Chief Executive Officer, President and Co-Chairman of the Board of Directors	April 30, 2025
Paul A. LaViolette	(Principal Executive Officer)

/s/ Jon Skinner	Chief Financial Officer	April 30, 2025
Jon Skinner	(Principal Financial Officer)

/s/ Tim Mitsuoka	Vice President, Corporate Controller	April 30, 2025
Tim Mitsuoka	(Principal Accounting Officer)

*	Co-Chairman of the Board of Directors	April 30, 2025
Robert W. Duggan

*	Chief Technology Officer and Director	April 30, 2025
Darrin R. Uecker

*	Director	April 30, 2025
Manmeet S. Soni

*	Director	April 30, 2025
Mahkam Zanganeh

*	Director	April 30, 2025
Richard A. van den Broek

* By:	/s/ Jon Skinner
Jon Skinner
Attorney in Fact