Form 10-Q
period 2025-03-31
PULSE BIOSCIENCES, INC.
filed 2025-05-08
CIK 1625101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2025: 67,273,862

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PULSE BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$119,279	$118,038
Inventory	30	—
Prepaid expenses and other current assets	1,600	1,411
Total current assets	120,909	119,449

Property and equipment, net	1,062	1,160
Intangible assets, net	1,054	1,220
Goodwill	2,791	2,791
Right-of-use assets	6,889	7,163
Other assets	678	677
Total assets	$133,383	$132,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,370	$1,673
Accrued expenses	3,984	7,027
Lease liability, current	1,406	1,355
Total current liabilities	7,760	10,055

Lease liability, less current portion	7,171	7,543
Total liabilities	14,931	17,598

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized – 50,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized – 500,000 shares; issued and outstanding – 67,274 shares and 65,926 shares at March 31, 2025 and December 31, 2024, respectively	67	66
Additional paid-in capital	525,680	505,296
Accumulated other comprehensive income (loss)	—	—
Accumulated deficit	(407,295)	(390,500)
Total stockholders’ equity	118,452	114,862
Total liabilities and stockholders’ equity	$133,383	$132,460

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Product revenues	$—	$—
Total revenues	—	—
Cost and expenses:
Research and development	10,313	6,741
General and administrative	7,731	3,874
Total cost and expenses	18,044	10,615
Loss from operations	(18,044)	(10,615)
Other income:
Interest income, net	1,249	478
Total other income	1,249	478
Loss from operations, before income taxes	(16,795)	(10,137)
Income tax benefit	—	—
Net loss	(16,795)	(10,137)
Comprehensive loss	$(16,795)	$(10,137)
Net loss per share:
Basic and diluted net loss per share	$(0.25)	$(0.18)
Weighted average shares used to compute net loss per common share — basic and diluted	67,126	57,124

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(16,795)	$(10,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	117	132
Amortization of intangible assets	166	167
Stock-based compensation	5,681	1,759
Changes in operating assets and liabilities:
Inventory	(30)	—
Prepaid expenses and other current assets	(274)	7
Other receivables	(7)	(7)
Right-of-use assets	274	216
Other long-term assets	(1)	—
Accounts payable	712	(124)
Accrued expenses	(3,043)	(1,546)
Lease liabilities	(321)	(247)
Net cash used in operating activities	(13,521)	(9,780)
Cash flows from investing activities:
Purchases of property and equipment	(45)	(5)
Net cash used in investing activities	(45)	(5)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	352	296
Proceeds from exercises of warrants	14,075	—
Proceeds from exercises of stock options	380	9
Net cash provided by financing activities	14,807	305
Net increase (decrease) in cash and cash equivalents	1,241	(9,480)
Cash and cash equivalents at beginning of period	118,038	44,365
Cash and cash equivalents at end of period	$119,279	$34,885

Supplemental disclosure of noncash investing and financing activities:
Equipment purchases included in accounts payable	$(26)	$—
Warrant issuance costs in accounts payable	$11	$—

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2024	65,926	$66	$505,296	$—	$(390,500)	$114,862
Issuance of common stock upon exercise of warrants, net of issuance costs of $13	1,271	1	13,971	—	—	13,972
Issuance of common stock upon exercise of stock options	51	—	380	—	—	380
Issuance of common stock under employee stock purchase plan	26	—	352	—	—	352
Stock-based compensation expense	—	—	5,681	—	—	5,681
Net loss	—	—	—	—	(16,795)	(16,795)
Balance, March 31, 2025	67,274	$67	$525,680	$—	$(407,295)	$118,452

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2023	55,144	$55	$381,220	$—	$(336,915)	$44,360
Issuance of common stock under employee stock purchase plan	78	—	296	—	—	296
Issuance of common stock upon exercise of stock options	3	—	9	—	—	9
Stock-based compensation expense	—	—	1,759	—	—	1,759
Net loss	—	—	—	—	(10,137)	(10,137)
Balance, March 31, 2024	55,225	$55	$383,284	$—	$(347,052)	$36,287

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of the Business

Pulse Biosciences, Inc. is a novel ablation company committed to health innovation using its patented Nano-pulse Stimulation (“NPS”) technology, a revolutionary energy modality that delivers nanosecond-duration pulses of electrical energy, each less than a millionth of a second long, to nonthermally clear or kill targeted cells. NPS technology, also referred to as Nanosecond Pulsed-Field Ablation (“nsPFA”) technology when used to ablate cellular tissue, can be used to treat a variety of medical conditions for which an optimal solution remains unfulfilled. The Company developed its proprietary CellFX System, a novel nsPFA delivery platform, and commercialized the initial application of its nsPFA technology to treat benign lesions of the skin. In parallel, the Company has designed a variety of applicators, or disposables, to explore the potential use of the CellFX platform to treat disorders in other medical specialties, such as cardiology, gastroenterology, gynecology, and ear, nose and throat. These applicators include devices for open surgical procedures, endoscopic or minimally invasive procedures, and endoluminal catheters, and each has been used in preclinical studies. Based on its preclinical experience and the potential to significantly improve outcomes for patients in a large and growing market, the Company decided in 2022 to focus our primary efforts on the use of nsPFA energy and the CellFX platform in the treatment of atrial fibrillation ("AF") and in a select few other markets where it could have a profound positive impact on healthcare for both patients and providers, such as surgical soft tissue ablation.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the Company’s  December 31, 2024 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The condensed consolidated financial statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) and, as permitted by such rules and regulations, omit certain information and footnote disclosures necessary to present the financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The condensed consolidated balance sheet as of  December 31, 2024 was derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the three-month period ended March 31, 2025, are not necessarily indicative of the results to be expected for the entire year or any future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the financial statements of Pulse Biosciences, Inc. and its wholly-owned subsidiaries. Intercompany balances and transactions, if any, have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates that affect the amounts reported in the financial statements and accompanying notes to the financial statements. Estimates include, but are not limited to, the valuation and recognition of stock-based compensation, the valuation of equity-classified subscription rights, inventory valuation, income taxes, and the useful lives assigned to long-lived assets. The Company evaluates its estimates and assumptions based on historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from these estimates.

Significant Accounting Policies

The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The Company continually evaluates the accounting policies and estimates used in preparing the consolidated financial statements.

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

In the first quarter of 2025, the Company issued certain executives stock options with both market-based and performance-based vesting conditions. These vesting conditions relate to both the achievement of certain market capitalization targets of the Company, as well as the achievement of certain revenue and margin metrics. Using a Monte Carlo simulation model, the Company estimated the fair value of the market-based options on the grant date, along with a derived service period. Compensation expense for the awards is recognized over the requisite service period, which is the longer of the derived service period or the implicit service period (the period when the performance condition is expected to be met). Compensation expense is recognized only once it becomes probable that the associated performance condition will be achieved and the employee is expected to render the requisite service. Once these criteria are met, the Company will recognize expense using the accelerated attribution method over the requisite service period. If, at any point, the performance condition is no longer probable of being achieved or the employee is no longer expected to complete the requisite service period, any previously recognized expense will be reversed. Additionally, if both the market and performance conditions are satisfied before the end of the requisite service period, any remaining unrecognized expense will be recognized immediately, provided that the employee is still providing service.

The Monte Carlo simulation models require the Company to make assumptions and judgements about the variables used in the calculations including the expected volatility, the risk-free interest rate, cost of equity, and the expected term. The assumptions used in the option-pricing model represent management’s best estimates. If factors change and different assumptions are used, the Company's stock-based compensation expense could be materially different in the future.

See Note 6 for a detailed discussion of the Company’s stock plans and stock-based compensation expense.

Valuation of Inventory

During the three-month period ended March 31, 2025, the Company began to capitalize inventory in preparation of its early pilot commercialization of percutaneous electrodes for its nsPFA Percutaneous Electrode System. Inventory is stated at lower of cost or net realizable value. The Company establishes the inventory basis by determining the cost based on standard costs approximating the purchase costs on a first-in, first-out basis. Net realizable value is the estimated selling price in the ordinary course of the Company’s business, less reasonably predictable costs of completion, disposal, and transportation. The cost basis of the Company’s inventory will be reduced for any products that are considered excessive or obsolete based upon assumptions about future demand and market conditions. At March 31, 2025, there is no reduction to the balance of inventory for excessive and obsolete inventory.

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

The following outstanding stock options, and warrants were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2025	2024
Common stock warrants	208,744	—
Common stock options	13,493,432	10,096,411
Total	13,702,176	10,096,411

Recent Accounting Pronouncements Not Yet Adopted

As of March 31, 2025, there were no additional material changes to the information provided regarding recent accounting pronouncements in Note 2, “Summary of Significant Accounting Policies” in the Company’s Form 10-K for the fiscal year ended December 31, 2024.

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

The following table sets forth the fair value of the Company’s financial instruments measured on a recurring basis as of March 31, 2025 and December 31, 2024, respectively (in thousands):

		March 31, 2025
Assets	Classification	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$116,912	$—	$—	$116,912
Total assets measured at fair value		$116,912	$—	$—	$116,912

		December 31, 2024
Assets	Classification	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$113,776	$—	$—	$113,776
Total assets measured at fair value		$113,776	$—	$—	$113,776

The Company did not have any financial liabilities measured on a recurring basis as of  March 31, 2025 or December 31, 2024.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Leasehold improvements	$2,519	$2,519
Laboratory equipment	1,365	1,342
Furniture, fixtures and equipment	966	966
Software	283	272
Construction in progress	14	29
Total property and equipment	5,147	5,128
Less: Accumulated depreciation and amortization	(4,085)	(3,968)
Total property and equipment, net	$1,062	$1,160

Depreciation expense was $0.1 million for each of the three-month periods ended March 31, 2025 and 2024.

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

Intangible assets, net consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Acquired patents and licenses	$7,985	$7,985
Less: Accumulated amortization	(6,931)	(6,765)
Total intangible assets, net	$1,054	$1,220

A schedule of the amortization of intangible assets for the remainder of 2025 and the succeeding final year is as follows (in thousands):

Years ending December 31:
2025 (remaining 9 months)	$499
2026	555
Total	$1,054

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Compensation expense	$2,682	$4,097
Professional fees	627	564
Clinical trial fees and costs	392	284
Other	283	188
Legal settlement	—	1,196
Severance	—	698
Total accrued expenses	$3,984	$7,027

5. Goodwill

In 2014, the Company acquired three companies (the “Acquisitions”) for aggregate consideration of $5.5 million. In accordance with ASC Topic 805, Business Combinations, the Company recorded goodwill of $2.8 million in connection with the Acquisitions as the consideration paid exceeded the fair value of the net tangible assets and the intangible assets acquired.

In accordance with ASC Topic 350, Intangibles-Goodwill and Other (as amended by Accounting Standards Update 2017-04), the Company reviews goodwill for impairment at least annually or whenever any events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. As of March 31, 2025, there were no indicators of impairment and it was determined that no impairment of goodwill existed.

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

Common Stock Warrants

2024 Rights Offering Warrants

In connection with the 2024 Rights Offering, the Company issued 2024 Rights Offering Warrants to purchase a total of 5,999,999 shares of its common stock at an exercise price of $11.00 per whole share, which equaled 110% of the subscription price for the Units. The aggregate number of shares of our common stock issuable upon the exercise of each set of warrants included in a given subscription for Units was rounded up to the nearest whole share. Warrants are exercisable immediately and will expire on the fifth anniversary of the closing of the 2024 Rights Offering. Half of the warrants issued in the rights offering were redeemable for $0.01 per underlying share of common stock, on not less than thirty days’ written notice, if the volume-weighted average price ("VWAP") of the Company’s common stock equaled or exceeded 150% of the exercise price for the warrants, or $16.50, for twenty consecutive trading days. In  December 2024, the Company delivered an irrevocable notice of redemption to redeem this first tranche of common stock warrants because the VWAP of the Company's common stock over the twenty consecutive trading days before the notice was $18.85. Accordingly, pursuant to the 150% redemption feature, the Company redeemed 18,221 warrants on the redemption date,  February 5, 2025, and none of these warrants are still outstanding.  The other half of the warrants issued in the rights offering remain redeemable for $0.01 per underlying share of common stock, on not less than thirty days’ written notice, but only if the VWAP of the Company’s common stock equals or exceeds 200% of the exercise price for the warrants, or $22.00, for twenty consecutive trading days.  As of  March 31, 2025, there were no 2024 Rights Offering Warrants outstanding which were subject to the 150% redemption feature and there were 208,744 2024 Rights Offering Warrants outstanding which were subject to the 200% redemption feature. Cumulatively, as of  March 31, 2025, we have received a total of $63.5 million in gross proceeds from exercises of the 2024 Rights Offering Warrants.

Equity Plans

2017 Equity Incentive Plan and 2017 Inducement Equity Incentive Plan

The Board previously adopted, and the Company’s stockholders approved, the Company’s 2017 Equity Incentive Plan (the “2017 Plan”).

The 2017 Plan has a 10-year term and provides for the grant of stock options, stock appreciation rights, restricted stock, RSUs, performance units, and performance shares to employees, directors and consultants of the Company and any parent or subsidiary of the Company, as the Compensation Committee of the Board  may determine. Subject to an annual evergreen increase and adjustment in the case of certain capitalization events, the Company initially reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to awards under the 2017 Plan. In addition, shares remaining available under the Company’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”), and shares reserved but not issued pursuant to outstanding equity awards that expire or terminate without being exercised or that are forfeited or repurchased by the Company will be added to the shares of common stock available for issuance under the 2017 Plan. The 2017 Plan is administered by the Board’s Compensation Committee. Effective at both January 1, 2025 and 2024, the number of shares of common stock available under the 2017 Plan increased by 1,200,000, respectively, pursuant to the evergreen provision of the 2017 Plan. Under the evergreen provision of the 2017 Plan, the share increase is determined based on the least of (i) 1,200,000 shares, (ii) 4% of the Company’s common stock outstanding at  December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. Additionally, the number of shares of common stock available under the 2017 Plan increased by 1,375,000 shares as a result of a stockholder vote held at a special meeting of stockholders in December 2023. As of March 31, 2025, a total of zero shares of common stock remained available for issuance under the 2017 Plan. The Company plans to increase the shares available in the 2017 Plan via a stockholder vote at the Company's next annual stockholder's meeting.

During November 2017, the Board adopted the 2017 Inducement Equity Incentive Plan (the “Inducement Plan”) and reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan was adopted without stockholder approval.

The Inducement Plan has a 10-year term and provides for the grant of equity-based awards, including non-statutory stock options, RSUs, restricted stock, stock appreciation rights, performance shares, and performance units, and its terms are substantially similar to the 2017 Plan, including with respect to treatment of equity awards in the event of a “merger” or “change in control” as defined under the Inducement Plan. Options issued under the Inducement Plan  may have a term up to ten years and have variable vesting provisions. New hire grants to non-executive employees generally vest 25% per year starting upon the first anniversary of the grant. New hire grants to executive employees generally consist of both time-vesting and performance-vesting options. Equity-based awards issued under the Inducement Plan are only issuable to individuals not previously engaged as employees or individuals returning to employment with the Company following a bona-fide period of non-employment. In  May 2021, the Board approved an amendment to the Inducement Plan to reserve an additional 1,000,000 shares of the Company’s common stock for issuance pursuant to the Inducement Plan. And, in  March 2024, the Board approved a second amendment to the Inducement Plan to reserve an additional 2,000,000 shares of the Company’s common stock for issuance pursuant to the Inducement Plan. As of March 31, 2025, 2,377,526 shares of common stock remained available for issuance under the Inducement Plan.

A summary of stock option activity under the 2015 Plan, 2017 Plan, and Inducement Plan for the three-months ended  March 31, 2025 is presented below:

	Stock Options Outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)
Balances — December 31, 2024	10,979,332	$9.59	7.11
Options granted	2,605,100	18.94
Options exercised	(51,000)	7.45
Options canceled	(40,000)	15.10
Options expired	—	—
Balances — March 31, 2025	13,493,432	$11.38	7.47
Exercisable — March 31, 2025	4,747,130	$12.75	4.98

Time-based Options

The Company awards time-based options which vest and become exercisable, subject to the individual’s continued employment or service through the applicable vesting date. Time-based options can have various vesting schedules, most commonly new hire grants which generally vest 25% per year starting upon the first anniversary of the grant.

A summary of the time-based stock option activity under the 2015 Plan, 2017 Plan and Inducement Plan for the three-months ended  March 31, 2025 is presented below:

	Stock Options Outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)
Balances — December 31, 2024	8,075,265	$10.49	6.72
Options granted	1,172,600	19.04
Options exercised	(51,000)	7.45
Options canceled	(40,000)	15.10
Options expired	—	—
Balances — March 31, 2025	9,156,865	$11.58	6.97
Exercisable — March 31, 2025	4,309,452	$13.27	4.82

The fair value of the time-based options granted during the three-month period ended  March 31, 2025 was $17.8 million.

Performance-based Options

Certain stock options awarded by the Company contain performance conditions related to certain financial measures and achievements of strategic and operational milestones. Once a specific performance condition is fulfilled, the associated options will fully vest and become exercisable.

A summary of the performance-based option activity under the 2017 Plan and Inducement Plan for the three-months ended  March 31, 2025 is presented below:

	Stock Options Outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)
Balances — December 31, 2024	442,678	$7.71	6.79
Options granted	—	—
Options exercised	—	—
Options canceled	—	—
Options expired	—	—
Balances — March 31, 2025	442,678	$7.71	6.54
Exercisable — March 31, 2025	437,678	$7.70	6.52

There were no performance-based options granted during the three-month period ended  March 31, 2025 and therefore no associated fair value.

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

Three Months Ended March 31,
	2025	2024
Expected term in years	5.0 - 6.9	5.3 - 6.3
Expected volatility	93% - 100%	91% - 95%
Risk-free interest rate	4.1% - 4.6%	4.0% - 4.5%
Dividend yield	—	—

Market-based Options

Certain stock options awarded by the Company contain market conditions related to achievement of certain market capitalization targets. The options will vest and become exercisable once the specific market capitalization targets are fulfilled.

A summary of the market-based option activity under the 2017 Plan for the three-months ended  March 31, 2025 is presented below:

	Stock Options Outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)
Balances — December 31, 2024	2,461,389	$6.95	8.43
Options granted	232,500	19.44
Options exercised	—	—
Options canceled	—	—
Options expired	—	—
Balances — March 31, 2025	2,693,889	$8.03	8.33
Exercisable — March 31, 2025	—	—	—

The fair value of the market-based options granted during the three-month period ended  March 31, 2025 was $3.7 million.

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

	Three Months Ended March 31,
	2025	2024
Expected term in years	5.5 - 7.0	5.5 - 5.8
Expected volatility	90%	90%
Risk-free interest rate	4.5% - 4.6%	4.2%
Dividend yield	—	—

Market and Performance-based Options

Certain stock options awarded by the Company contain market conditions related to the achievement of certain market capitalization targets as well as the achievement of certain revenue and margin metrics. The options will vest and become exercisable once both the specific market capitalization targets as well as the specific revenue and margin targets are fulfilled.

A summary of the market and performance-based option activity under the 2017 Plan for the three-months ended  March 31, 2025 is presented below:

Stock Options Outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)
Balances — December 31, 2024	—	$—	—
Options granted	1,200,000	18.74
Options exercised	—	—
Options canceled	—	—
Options expired	—	—
Balances — March 31, 2025	1,200,000	$18.74	9.79
Exercisable — March 31, 2025	—	—	—

The fair value of the market and performance-based options granted during the three-month period ended  March 31, 2025 was $18.9 million.

Using a Monte Carlo simulation model, the Company estimated the fair value of the market-based options on the grant date, along with a derived service period. Compensation expense for the awards is recognized over the requisite service period, which is the longer of the derived service period or the implicit service period (the period when the performance condition is expected to be met). Compensation expense is recognized only once it becomes probable that the associated performance condition will be achieved and the employee is expected to render the requisite service. Once these criteria are met, the Company will recognize expense using the accelerated attribution method over the requisite service period. If, at any point, the performance condition is no longer probable of being achieved or the employee is no longer expected to complete the requisite service period, any previously recognized expense will be reversed. Additionally, if both the market and performance conditions are satisfied before the end of the requisite service period, any remaining unrecognized expense will be recognized immediately, provided that the employee is still providing service. At March 31, 2025, the Company determined it is not probable that any of the performance conditions in these grants will be achieved and therefore did not book any associated stock-based compensation expense. The Company will reassess the probability of these performance conditions at each reporting period. The fair value of market-based stock options was estimated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2025	2024
Expected term in years	6.1 - 8.9	—
Expected volatility	90%	—
Risk-free interest rate	4.4% - 4.6%	—
Dividend yield	—	—

2017 Employee Stock Purchase Plan

The Board previously adopted, and the Company's stockholders approved, the Company’s 2017 Employee Stock Purchase Plan (the “2017 ESPP”).

The 2017 ESPP is a broad-based plan that provides employees of the Company and its designated affiliates with the opportunity to become stockholders through periodic payroll deductions that are applied towards the purchase of Company common shares at a discount from the then-current market price. Subject to adjustment in the case of certain capitalization events, a total of 250,000 common shares of the Company were available for purchase at adoption of the 2017 ESPP. Pursuant to the 2017 ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 450,000 shares, (ii) 1.5% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. In January 2025 and 2024, the Company reserved an additional 450,000 shares, respectively, under the 2017 ESPP pursuant to the evergreen provision. During the three months ended March 31, 2025, the Company issued 25,844 shares of common stock under the 2017 ESPP. As of March 31, 2025, 869,935 shares of common stock remained available for issuance under the 2017 ESPP.

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

	Three Months Ended March 31,
	2025	2024
Expected term in years	0.5 - 1.0	0.5 - 1.0
Expected volatility	98%	98%
Risk-free interest rate	4.1% - 4.3%	4.9% - 5.3%
Dividend yield	—	—

Stock-based Compensation

Total stock-based compensation expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$2,762	$949
General and administrative	2,919	810
Total stock-based compensation expense	$5,681	$1,759

As of March 31, 2025, not all of the performance conditions of the performance-based and market and performance-based options are probable to be achieved. Compensation expense has only been recognized for those conditions that are assumed to be probable.

Total stock-based compensation expense by award type was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Time-based options	$4,107	$1,163
Performance-based options	—	8
Market-based options	1,469	507
ESPP	105	81
Total stock-based compensation expense	$5,681	$1,759

7. Commitments and Contingencies

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

Supplemental balance sheet information related to leases (in thousands):

	March 31,	December 31,
Assets:	2025	2024
Right-of-use assets	$6,889	$7,163

	March 31,	December 31,
Liabilities:	2025	2024
Current operating lease liabilities	$1,406	$1,355
Non-current operating lease liabilities	7,171	7,543
Total lease liabilities	$8,577	$8,898

Total cash paid for operating lease liabilities (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for operating lease liabilities	$533	$469

Maturities of operating lease liabilities were as follows (in thousands):

Year ending December 31:
2025 (remaining 9 months)	$1,618
2026	2,225
2027	2,302
2028	2,381
2029	2,080
Thereafter	73
Total lease payments	10,679
Less imputed interest	(2,102)
Total lease liabilities	$8,577

Weighted-average remaining lease term and discount rate, as of March 31, 2025, were as follows:

Weighted-average remaining lease term	4.63
Weighted-average discount rate	9.8%

Rent expense, including common area maintenance charges, was approximately $0.6 million for each of the three-month periods ended March 31, 2025 and 2024, respectively.

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

	Three Months Ended March 31,
	2025	2024
Total revenues	$—	$—
Cross platform research and engineering[1]	3,465	3,212
Manufacturing[2]	1,636	1,022
Clinical and regulatory[3]	1,530	702
Adjusted general and administrative[4]	3,791	3,332
Sales and marketing[5]	1,659	289
Other segment items[6]	5,963	2,058
Total other income, net	(1,249)	(478)
Net loss	$(16,795)	$(10,137)

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

6 Other segment items includes stock-based compensation, depreciation and amortization, and facilities and IT costs.

As of  March 31, 2025, all of the Company’s long-lived assets are located in the United States.

9.   Related Party Transactions

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

Having secured 510(k) clearance to market and sell the nsPFA Percutaneous Electrode System in the United States with different sizes of percutaneous electrode needles, we have engaged with experts in the field of soft tissue ablation to gather information that will help shape our future commercial endeavors. To date, we have placed our CellFX System with eight sites in the United States and these sites have been performing initial patient treatments and evaluating the CellFX System under short-term evaluation agreements. To date, the clinicians in our pilot program have completed more than 90 patient procedures. We expect to pursue more clinical evidenced-based milestones throughout 2025 in connection with evaluating the early pilot commercialization of our percutaneous electrodes, and we expect to commence a clinical trial in mid-2025 to support the commercialization of the nsPFA Percutaneous Electrode System in the United States as a treatment for benign thyroid nodules.

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

In recent years, Pulsed Field Ablation (“PFA”) has gained attention in electrophysiology for the treatment of AF because of its safety profile and speed. Current clinical products employing PFA in AF treatment differ from nsPFA technology in that the pulse widths are longer, typically in the microsecond domain. We believe nsPFA technology, which delivers pulses of electrical energy that are each less than a millionth of a second long, can offer similar safety advantages as PFA and may provide improved efficacy advantages based on the circumferential design of our catheter and because it appears nsPFA technology can create deeper ablations. We believe these advantages will be important to electrophysiologists, so we are working with leaders in the field to develop this technology quickly. In October 2024, we appointed David Kenigsberg, M.D., a leading cardiac electrophysiologist and investigator on a myriad of clinical trials involving ablation tools, as our Chief Medical Officer of Electrophysiology.

Similar to the cardiac ablation clamp, our proprietary catheter has been in development for several years and we have been working with leaders in the electrophysiology field to test the catheter in preclinical studies. After seeing encouraging preclinical results, in December 2023, we initiated a clinical study in Prague, Czech Republic, to test our nsPFA 360° Cardiac Catheter in patients with AF and both acute data and remapping data from this study have been promising. We therefore expanded the initial clinical protocol in 2024 to enroll up to 90 patients, from 30, and to include participation by two additional sites with enrollment of up to 30 subjects at these two centers. The study has now met a milestone for the Company with total enrollment of 100 patients. Investigators have successfully remapped more than half of the study participants and we have been encouraged by the results seen in the study. Therefore, given the compelling data to date, we expect to commence a U.S. IDE pivotal clinical study of our proprietary 360° Cardiac Catheter sometime in mid-2025. We continue to believe we will need PMA approval from the FDA in order to market and sell our catheter in the United States.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our critical accounting policies and estimates. Our critical accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2024.

Stock-Based Compensation

In the first quarter of 2025, the Company issued certain executives stock options with both market-based and performance-based vesting conditions. These vesting conditions relate to both the achievement of certain market capitalization targets of the Company, as well as the achievement of certain revenue and margin metrics. Using a Monte Carlo simulation model, the Company estimated the fair value of the market-based options on the grant date, along with a derived service period. Compensation expense for the awards is recognized over the requisite service period, which is the longer of the derived service period or the implicit service period (the period when the performance condition is expected to be met). Compensation expense is recognized only once it becomes probable that the associated performance condition will be achieved and the employee is expected to render the requisite service. Once these criteria are met, the Company will recognize expense using the accelerated attribution method over the requisite service period. If, at any point, the performance condition is no longer probable of being achieved or the employee is no longer expected to complete the requisite service period, any previously recognized expense will be reversed. Additionally, if both the market and performance conditions are satisfied before the end of the requisite service period, any remaining unrecognized expense will be recognized immediately, provided that the employee is still providing service.

The Monte Carlo simulation models require the Company to make assumptions and judgements about the variables used in the calculations including the expected volatility, the risk-free interest rate, cost of equity, and the expected term. The assumptions used in the option-pricing model represent management’s best estimates. If factors change and different assumptions are used, the Company's stock-based compensation expense could be materially different in the future.

Recent Accounting Pronouncements

Refer to “Recent Accounting Pronouncements” in Note 2 of Notes to Condensed Consolidated Financial Statements of this Quarterly Report.

Segment and Geographical Information

The Company has one operating and reporting segment and reports segment information in accordance with ASC 280, Segment Reporting. The Company’s Chief Executive Officer, who is the chief operating decision maker ("CODM"), reviews financial information on an aggregate basis for allocating and evaluating financial performance; however, the CODM is regularly provided with more detailed expense information than what is included in the Statement of Operations and Comprehensive Loss. See Note 8 for further details of the Company's segment disclosures.

Results of Operations

Comparison of the three-month periods ended March 31, 2025 and 2024

Our condensed consolidated statements of operations as discussed herein are presented below:

	Three Months Ended
	March 31,
(in thousands)	2025	2024	$ Change
Revenues:
Product revenues	$—	$—	$—
Total revenues	—	—	—
Cost and expenses:
Research and development	10,313	6,741	3,572
General and administrative	7,731	3,874	3,857
Total cost and expenses	18,044	10,615	7,429
Loss from operations	(18,044)	(10,615)	(7,429)
Other income:
Interest income, net	1,249	478	771
Total other income	1,249	478	771
Loss from operations, before income taxes	(16,795)	(10,137)	(6,658)
Income tax benefit	—	—	—
Net loss	$(16,795)	$(10,137)	$(6,658)

Revenues

There were no revenues for the three-month periods ended March 31, 2025 and 2024.

Research and Development

Research and development expenses consist of compensation and other employee-related expenses for research and development personnel, clinical trials and consulting costs related to the design, development and enhancement of our potential future products, prototype material and devices. Research and development expenses increased by $3.6 million to $10.3 million for the three-month period ended March 31, 2025, compared to $6.7 million during the same period in 2024 primarily due to increases of $1.8 million in stock-based compensation, $0.9 million in compensation and other employee-related expenses, $0.5 million in paid services and external research, and $0.3 million in supplies.

General and Administrative

General and administrative expenses consist of compensation and other employee-related expenses for executives, finance, legal, human resources, information technology, and administrative personnel, professional fees, patent fees and costs, insurance costs and other general corporate expenses. General and administrative expenses increased by $3.9 million to $7.7 million for the three-month period ended March 31, 2025, compared to $3.9 million during the same period in 2024 primarily due to increases of $2.1 million in stock-based compensation, $1.5 million in compensation and other employee-related expenses, $0.8 million in paid services and general administrative costs, and $0.1 million in supplies. These increases were partially offset by a decrease of $0.6 million driven by funds received from an insurance claim in relation to a legal settlement.

Other Income, net

Interest income, net, increased by $0.8 million to $1.3 million for the three-month period ended March 31, 2025, compared to $0.5 million during the same period in 2024. Interest income increased by $0.8 million, driven by increased returns on higher cash balances.

Liquidity and Capital Resources

To date, we have not generated significant revenues from product sales. Since inception, we have funded our business primarily through the issuance of equity securities and debt. Over the next few years, we intend to invest in research and development to develop additional commercially viable products and to assess the feasibility of potential future products.

On July 3, 2024, we announced the closing of our 2024 Rights Offering. The 2024 Rights Offering resulted in the sale of six million 2024 Units, at a price of $10.00 per 2024 Unit. Each 2024 Unit consisted of one share of our common stock, par value $0.001 per share, and two warrants, each being a warrant to purchase one-half of one share of common stock. The common stock and warrants comprising the 2024 Units separated upon the closing of the 2024 Rights Offering and were issued individually. Upon the closing of the offering, we issued a total of 5,999,998 shares of common stock and warrants to acquire up to approximately an additional six million shares of common stock, at an exercise price of $11 per whole share, and we received aggregate gross proceeds of $60 million. Robert W. Duggan, the Company’s majority stockholder and Co-Chairman, purchased approximately 88% of the units offered through the 2024 Rights Offering. Half of the warrants issued in the rights offering were redeemable by us if our volume-weighted average price ("VWAP") exceeded 150% of the exercise price, or $16.50, for twenty consecutive trading days. In December 2024, we delivered an irrevocable notice of redemption to redeem this first tranche of common stock warrants because the VWAP of our common stock over the twenty consecutive trading days before the notice was $18.85. Then, in February 2025, we redeemed 18,221 warrants, specifically the ones subject to the 150% redemption feature, on the announced redemption date. The other half of the warrants issued in the 2024 Rights Offering are redeemable by us if our VWAP exceeds 200% of the exercise price, or $22.00, for twenty consecutive trading days. As of March 31, 2025, there were no Rights Offering Warrants outstanding which were subject to the 150% redemption feature and there were 208,744 2024 Rights Offering Warrants outstanding which were subject to the 200% redemption feature. Cumulatively, as of March 31, 2025, we have received a total of $63.5 million in gross proceeds from exercises of the 2024 Rights Offering Warrants.

Our condensed consolidated statements of cash flows as discussed herein are presented below:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(13,521)	$(9,780)
Net cash used in investing activities	(45)	(5)
Net cash provided by financing activities	14,807	305
Net increase (decrease) in cash and cash equivalents	$1,241	$(9,480)

To date, we have generated limited revenue and used cash in our operating activities. As a result, we have incurred significant operating losses in each year since our inception and we may continue to incur additional losses for the next several years. As of March 31, 2025, we had cash and cash equivalents of $119.3 million. We believe that our existing cash and cash equivalents will be sufficient to fund our projected operating requirements for at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q. However, we plan to raise additional capital in the future. We can give no assurance, at this time, that additional financing or a collaboration will be available when needed on terms acceptable to us, however.

These expectations are based on our current operating and financing plans which are subject to change. Until we are able to generate sustainable product revenues at profitable levels, we expect to finance our future cash needs through public or private equity offerings, debt financings, and/or potential new collaborations. Such additional funds may not be available on terms acceptable to us or at all. If we raise funds by issuing equity or equity-linked securities, the ownership of some or all of our stockholders may be diluted, and the holders of new equity securities may have priority rights over our existing stockholders. If adequate funds are not available, we may be required to curtail operations significantly or obtain funds by entering into agreements on unattractive terms. Our inability to raise capital could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, lack of necessary funds may require us to, among other things, reduce headcount, trim research and product development programs, discontinue clinical trials, defer capital expenditures, deregister from being a publicly traded company and delist from Nasdaq, or license our potential products or technologies to third parties, possibly on terms that cannot sustain our current business. In addition, the ongoing armed conflicts in the Middle East, Ukraine, and elsewhere, as well as increasing tariffs on international trade, which have negatively impacted the global macroeconomic environment and capital markets, may make it more difficult for us to raise additional funds.

Operating Activities

During the three months ended March 31, 2025, we used cash in the amount of $13.5 million in operating activities. The difference between cash used in operating activities and net loss consisted primarily of stock-based compensation, depreciation and amortization, with a decrease in accrued expenses and increases in prepaids and other current assets, inventory, and accounts payable.

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

During the three months ended March 31, 2025, an immaterial amount of cash was used in investing activities which was driven by the purchase of property and equipment.

During the three months ended March 31, 2024, an immaterial amount of cash was used in investing activities which was driven by the purchase of property and equipment.

Financing Activities

During the three months ended March 31, 2025, cash provided by financing activities was $14.8 million, primarily due to $14.1 million of proceeds from the exercise of warrants, $0.4 million of proceeds from issuance of common stock under employee stock purchase plan, and $0.4 million of proceeds from the exercise of stock options.

During the three months ended March 31, 2024, cash provided from financing activities was $0.3 million, primarily due to $0.3 million of proceeds from issuance of common stock under employee stock purchase plan.

Contractual Obligations

There have been no material changes outside the ordinary course of our business to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Off-Balance-Sheet Arrangements

At March 31, 2025, we did not have any transactions, obligations or relationships that constitute off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. No liability associated with such indemnification agreements has been recorded as of March 31, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2024. We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates. We do not hold financial instruments for trading purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive and principal financial officers, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective (a) to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (b) to include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act, as amended, that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

Risks Related to Our Financial Position and Need for Additional Capital

●	We will need to obtain additional funding to finance our operations and complete the development and commercialization of our products. If we do not receive substantial capital when needed, we may be forced to restrict our operations or delay, reduce or eliminate our product development programs.

●	We depend heavily on the success of NPS to nonthermally clear targeted cells while sparing adjacent noncellular tissue. If we are unable to successfully develop and commercialize this patented technology, or experience significant delays in doing so, we may extend the period during which we will incur significant financial losses as an organization.

●	We are a development-stage company with very limited experience commercializing products. We have incurred significant losses since our inception. We anticipate that we will continue to incur losses for at least the next several years and may never generate profits from operations or maintain profitability.

●	We will need to raise additional capital, which may result in further dilution to our investors, or incur indebtedness. The servicing of future debt may impair our liquidity position.

Risks Related to the Development and Commercialization of our Medical Products

●	Medical device development and commercialization is a complex, time-consuming and expensive process. Our industry is fraught with risk and a high rate of failure.

●	We can provide no assurance that our clinical product candidates, including our product candidates for the treatment of atrial fibrillation ("AF"), such as our nsPFA Cardiac Clamp and our nsPFA 360° Cardiac Catheter, will obtain regulatory approval or that the results of clinical studies will be favorable.

●	We have very limited sales and marketing experience and we can give no assurances that our devices will be adopted by surgeons or other physicians to treat any medical condition.

●	Regulatory requirements and timelines may affect the scope and timeline of our trials and the potential market for our product candidates, including the possibility of significant delays to any product launch.

●	The medical device industry is characterized by intense competition, rapid technological changes, new product introductions and enhancements, and evolving industry standards. If we do not develop and obtain regulatory clearances or approvals for new products or product enhancements in time to meet market demand, or if there is insufficient demand for our products or enhancements, our results of operations will suffer.

●	Commercialization of our product candidates could be delayed or prevented if we experience any number of possible unforeseen events in connection with our clinical trials.

●	If clinical trials of our product candidates fail to demonstrate safety and effectiveness to the satisfaction of applicable regulatory bodies, such as the U.S. Food and Drug Administration or the European Medicines Agency, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our medical devices.

Risks Related to Our Industry and Market

●	We face substantial competition, which may result in others developing or commercializing competitive products before or more successfully than we do.

●	We compete against well-established incumbent technologies offering products in cardiology, oncology, and dermatology, as well as in minimally invasive procedures. All of these companies currently have greater financial, technical, research, and/or other resources than we do and have larger and more established manufacturing capabilities and marketing, sales, and support functions.

●	We may pursue business development opportunities to expand or enhance our pipeline of potential products, including through potential acquisitions of and/or collaborations with other entities or the acquisition of products unrelated to NPS technology, which may not achieve intended results or could increase the number of our outstanding shares, result in a change of control or cause us to incur a material amount of indebtedness.

Legal, Tax, Regulatory, and Compliance Risks

●	Our ability to commercialize any of our product candidates is subject to substantial regulatory and legislative uncertainty, including as to pricing, reimbursement practices or other healthcare initiatives which could harm our business.

●	We may face costly legal claims, in particular related to product liability and intellectual property infringement.

●	Trade tariffs and changes at the U.S. FDA may adversely affect our operating costs and timelines.

●	We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations. We can face serious consequences for violations.

Risks Related to Our Intellectual Property, Cybersecurity and Data Privacy

●	We rely upon patents to protect our technology. We may be unable to protect our intellectual property rights and we may be liable for infringing the intellectual property rights of others.

●	Our actual or perceived failure to comply with stringent and changing obligations related to data privacy and security could lead to regulatory investigations and actions, litigation, fines and penalties, disruptions to our business operations, reputational harm, loss of revenue and profits, and other adverse business impacts.

●	We are exposed to risks related to cybersecurity and data privacy threats and incidents and we are subject to restrictions and changes in laws and regulations governing our data privacy and data protection, any of which could have a material adverse effect on our business.

Risks Related to Corporate Governance and Employee Relations

●	Our future success depends on our ability to retain our chief executive officers and other key executives and to attract, retain and motivate qualified personnel.

●	Our Co-Chairman owns approximately 72% of the voting power of the outstanding shares of our common stock and, as a result, investors may have limited ability to affect either the corporate governance of the Company or the taking of certain major decisions.

Risks Related to Owning Our Common Stock

●	Substantial future sales of our shares of common stock in the public market, or the perception that these sales could occur, could cause the price of the shares to decline significantly, even if our business is doing well.

●	The prices of our shares of common stock may be volatile and fluctuate substantially, which could result in substantial losses for our stockholders.

●	72% of our outstanding shares are owned by our Co-Chairman, Robert Duggan, and his affiliates, which can reduce liquidity of our stock. Historically, our trading volume on Nasdaq has been low.

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

We intend to market the nsPFA Percutaneous Electrode System primarily to Otolaryngologists, Endocrine Surgeons, and Interventional Radiologists (“surgeons”) who may be slow or fail to adopt our products or who may use our products in only a small percentage of their eligible patients for a variety of reasons, including but not limited to:

●	lack of experience with our products;

●	lack of adequate reimbursement or patient costs or lack of evidence showing that procedures using our devices are reimbursable by third party payers;

●	lack of conviction regarding evidence supporting cost benefits or cost effectiveness of our products over existing alternatives;

●	lack of clinical data showing longer-term patient benefits;

●	the possible introduction of new technologies competitive to our products; and

●	liability risks generally associated with the use of new products and procedures.

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

Successfully commercializing medical devices such as ours is a complex and uncertain process. We began marketing and selling the CellFX System in the United States, Canada, and certain limited European markets in late 2021 to dermatologists through a limited direct sales force. In January 2022, we established an operating company in the Netherlands to further enhance our operations in Europe. However, in 2022 and 2023, we eliminated all of our full-time sales and marketing positions and, as of December 31, 2024, we had no international sales force and very few employees in the Unites States with sales and marketing experience. We have only just recently begun to hire employees to help market and sell our nsPFA Percutaneous Electrode System. We therefore have limited experience marketing and selling the CellFX System and our revenues and cash flows have been volatile and difficult to predict.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure or delay can occur at any time during the clinical trial process. For example, success in nonclinical studies and early feasibility clinical studies does not ensure that the expanded clinical trials needed to support regulatory submissions will be successful. Setbacks can be caused by, among other things, nonclinical findings made while clinical trials are underway, safety or efficacy observations made in clinical trials, including previously unreported adverse events, or post-approval observations. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval or clearance for our product candidates or to expand the existing approvals or clearances for our existing products. To date, we have had only preclinical experience using NPS technology in animal models of cardiac disease and very limited clinical experience treating AF with our nsPFA 360° Cardiac Catheter and our nsPFA Cardiac Surgery Clamp; our past successes in dermatology may not translate into similar results in cardiology or in any other medical field. In particular, the safety and efficacy data we have generated using NPS technology and the CellFX System to treat benign lesions in the skin and benign thyroid nodules might not be replicated in other areas of medicine, including the use of nsPFA technology and the CellFX System to treat AF or other cardiac disease.

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

Furthermore, given changes to the U.S. government's policies and priorities since the new administration entered office in January 2025, there is substantial uncertainty as to how, if at all, the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. There is also uncertainty as to how other measures being implemented by the current administration across the government will impact our activities and those of the FDA and its operations. For example, the potential loss of FDA personnel could lead to further disruptions and delays in FDA review of our product candidates and FDA guidance regarding our or our collaborators’ clinical development programs. Similarly, efforts by the new administration to substantially reduce research funding by the National Institutes of Health of medical research could have substantial indirect impacts on our research activities.

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

A majority percentage of our outstanding stock is held by Robert W. Duggan, Co-Chairman of our Board, who beneficially owns approximately 72% of our common stock outstanding as of the date of this Quarterly Report. As a result, Mr. Duggan has control over corporate actions requiring stockholder approval, including the following actions:

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

Robert W. Duggan is our Co-Chairman, and he beneficially owns approximately 72% of our common stock outstanding as of the date of this Quarterly Report. In addition, Mr. Duggan is not subject to any contractual restrictions on his ability to acquire additional shares of common stock, and any such purchases, including purchases of equity securities in connection with any rights offerings or any alternative equity or equity-linked offering that we may conduct, could result in his acquisition of a majority of our common stock. As a result of Mr. Duggan’s controlling ownership and position as Co-Chairman, others may be less inclined to pursue an acquisition of us and therefore we may not have the opportunity to be acquired in a transaction that stockholders might otherwise deem favorable, including transactions in which our stockholders might realize a substantial premium for their shares. In addition, public speculation regarding Mr. Duggan, as well as our relationship with Mr. Duggan, could cause our stock price to fluctuate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended March 31, 2025, we completed no unregistered sale of our securities.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the three-month period ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

* The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompanies this Quarterly Report are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Pulse Biosciences, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULSE BIOSCIENCES, INC.

Date: May 8, 2025	By:	/s/ Paul A. LaViolette
Paul A. LaViolette
Chief Executive Officer (Principal Executive Officer)