Form 10-Q
period 2025-06-30
PULSE BIOSCIENCES, INC.
filed 2025-08-12
CIK 1625101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares outstanding of the registrant’s common stock as of August 1, 2025: 67,278,347

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PULSE BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$106,349	$118,038
Inventory	51	—
Prepaid expenses and other current assets	1,760	1,411
Total current assets	108,160	119,449

Property and equipment, net	1,109	1,160
Intangible assets, net	907	1,220
Goodwill	2,791	2,791
Right-of-use assets	6,607	7,163
Other assets	677	677
Total assets	$120,251	$132,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,742	$1,673
Accrued expenses	4,777	7,027
Lease liability, current	1,459	1,355
Total current liabilities	8,978	10,055

Lease liability, less current portion	6,786	7,543
Total liabilities	15,764	17,598

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized – 50,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized – 500,000 shares; issued and outstanding – 67,278 shares and 65,926 shares at June 30, 2025 and December 31, 2024, respectively	67	66
Additional paid-in capital	530,883	505,296
Accumulated deficit	(426,463)	(390,500)
Total stockholders’ equity	104,487	114,862
Total liabilities and stockholders’ equity	$120,251	$132,460

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Product revenues	$—	$—	$—	$—
Total revenues	—	—	—	—
Cost and expenses:
Research and development	12,088	7,230	22,401	13,971
General and administrative	8,187	4,496	15,918	8,370
Total cost and expenses	20,275	11,726	38,319	22,341
Loss from operations	(20,275)	(11,726)	(38,319)	(22,341)
Other income:
Interest income, net	1,107	343	2,356	821
Total other income	1,107	343	2,356	821
Loss from operations, before income taxes	(19,168)	(11,383)	(35,963)	(21,520)
Income tax benefit	—	—	—	—
Net loss	(19,168)	(11,383)	(35,963)	(21,520)
Comprehensive loss	$(19,168)	$(11,383)	$(35,963)	$(21,520)
Net loss per share:
Basic and diluted net loss per share	$(0.28)	$(0.20)	$(0.54)	$(0.38)
Weighted average shares used to compute net loss per common share — basic and diluted	67,276	57,180	67,201	57,152

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(35,963)	$(21,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	223	264
Amortization of intangible assets	333	333
Stock-based compensation	10,870	3,811
Non-cash lease expense	556	438
Changes in operating assets and liabilities:
Inventory	(51)	—
Prepaid expenses and other current assets	(423)	(82)
Other receivables	(14)	3
Accounts payable	1,044	(286)
Accrued expenses	(2,250)	(635)
Lease liabilities	(653)	(501)
Net cash used in operating activities	(26,328)	(18,175)
Cash flows from investing activities:
Purchases of property and equipment	(148)	(34)
Purchases of intangible assets	(20)	—
Net cash used in investing activities	(168)	(34)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	352	296
Proceeds from exercises of warrants, net of issuance costs	14,063	—
Proceeds from exercises of stock options	392	22
Issuance cost in relation to rights offering	—	(278)
Net cash provided by financing activities	14,807	40
Net decrease in cash and cash equivalents	(11,689)	(18,169)
Cash and cash equivalents at beginning of period	118,038	44,365
Cash and cash equivalents at end of period	$106,349	$26,196

Supplemental disclosure of noncash investing and financing activities:
Equipment purchases included in accounts payable	$24	$16
Rights offering deemed pro-rata distribution to shareholders	$—	$47,700
Other receivable from exercises of warrants	$4	$—
Issuance costs in accounts payable and accrued expenses	$1	$71

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, March 31, 2025	67,274	$67	$525,680	$—	$(407,295)	$118,452
Issuance of common stock upon exercise of warrants, net of issuance costs of $1	—	—	2	—	—	2
Issuance of common stock upon exercise of stock options	4	—	12	—	—	12
Stock-based compensation expense	—	—	5,189	—	—	5,189
Net loss	—	—	—	—	(19,168)	(19,168)
Balance, June 30, 2025	67,278	$67	$530,883	$—	$(426,463)	$104,487

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2024	65,926	$66	$505,296	$—	$(390,500)	$114,862
Issuance of common stock upon exercise of warrants, net of issuance costs of $14	1,271	1	13,973	—	—	13,974
Issuance of common stock upon exercise of stock options	55	—	392	—	—	392
Issuance of shares under employee stock purchase plan	26	—	352	—	—	352
Stock-based compensation expense	—	—	10,870	—	—	10,870
Net loss	—	—	—	—	(35,963)	(35,963)
Balance, June 30, 2025	67,278	$67	$530,883	$—	$(426,463)	$104,487

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, March 31, 2024	55,225	$55	$383,284	$—	$(347,052)	$36,287
Issuance of common stock upon exercise of stock options	3	—	13	—	—	13
Issuance of equity-classified subscription rights as part of rights offering (Note 6)	—	—	47,700	—	—	47,700
Rights offering deemed pro-rata distribution to shareholders (Note 6)	—	—	(47,700)	—	—	(47,700)
Stock-based compensation expense	—	—	2,052	—	—	2,052
Net loss	—	—	—	—	(11,383)	(11,383)
Balance, June 30, 2024	55,228	$55	$385,349	$—	$(358,435)	$26,969

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2023	55,144	$55	$381,220	$—	$(336,915)	$44,360
Issuance of shares under employee stock purchase plan	78	—	296	—	—	296
Issuance of common stock upon exercise of stock options	6	—	22	—	—	22
Issuance of equity-classified subscription rights as part of rights offering (Note 6)	—	—	47,700	—	—	47,700
Rights offering deemed pro-rata distribution to shareholders (Note 6)	—	—	(47,700)	—	—	(47,700)
Stock-based compensation expense	—	—	3,811	—	—	3,811
Net loss	—	—	—	—	(21,520)	(21,520)
Balance, June 30, 2024	55,228	$55	$385,349	$—	$(358,435)	$26,969

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

The Company is incorporated in the State of Delaware. It is located in Miami, Florida, and continues to maintain its offices in Hayward, California. The Company maintains a website at www.pulsebiosciences.com where general information about the Company is available.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the Company’s  December 31, 2024 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The condensed consolidated financial statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) and, as permitted by such rules and regulations, omit certain information and footnote disclosures necessary to present the financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The condensed consolidated balance sheet as of  December 31, 2024 was derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the three-month and six-month periods ended June 30, 2025, are not necessarily indicative of the results to be expected for the entire year or any future periods.

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

Valuation of Inventory

During the six-month period ended June 30, 2025, the Company began to capitalize inventory in preparation of its early pilot commercialization of percutaneous electrodes for its nsPFA Percutaneous Electrode System. Inventory is stated at lower of cost or net realizable value. The Company establishes the inventory basis by determining the cost based on standard costs approximating the purchase costs on a first-in, first-out basis. Net realizable value is the estimated selling price in the ordinary course of the Company’s business, less reasonably predictable costs of completion, disposal, and transportation. The cost basis of the Company’s inventory will be reduced for any products that are considered excessive or obsolete based upon assumptions about future demand and market conditions. During the six-month period ended June 30, 2025, there was no reduction to the balance of inventory for excessive and obsolete inventory.

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

The following outstanding stock options, and warrants were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
	2025	2024
Common stock warrants	208,406	—
Common stock options	13,511,482	11,596,762
Total	13,719,888	11,596,762

Reclassification

Certain reclassifications have been made to the prior period presentation of the cash flows from operating activities within the Condensed Consolidated Statements of Cash Flows to conform to current period presentation. Specifically, the presentation of operating lease expenses has been reclassified from “Right-of-use assets” within “Changes in operating assets and liabilities” to “Non-cash lease expense” within “Adjustments to reconcile net loss to net cash used in operating activities”. As a result of this change, the presentation of these expenses in the comparative periods has been changed to conform to the current period. These reclassifications did not have an impact on the Company’s results of operations, total cash flows from operating activities, or financial position as of June 30, 2025 and December 31, 2024.

Recent Accounting Pronouncements

As of June 30, 2025, there were no additional material changes to the information provided regarding recent accounting pronouncements in Note 2, “Summary of Significant Accounting Policies” in the Company’s Form 10-K for the fiscal year ended December 31, 2024.

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

The following table sets forth the fair value of the Company’s financial instruments measured on a recurring basis as of June 30, 2025 and December 31, 2024, respectively (in thousands):

		June 30, 2025
Assets	Classification	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$103,606	$—	$—	$103,606
Total assets measured at fair value		$103,606	$—	$—	$103,606

		December 31, 2024
Assets	Classification	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$113,776	$—	$—	$113,776
Total assets measured at fair value		$113,776	$—	$—	$113,776

The Company did not have any financial liabilities measured on a recurring basis as of  June 30, 2025 or December 31, 2024.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Leasehold improvements	$2,519	$2,519
Laboratory equipment	1,482	1,342
Furniture, fixtures and equipment	966	966
Software	283	272
Construction in progress	50	29
Total property and equipment	5,300	5,128
Less: Accumulated depreciation and amortization	(4,191)	(3,968)
Total property and equipment, net	$1,109	$1,160

Depreciation expense was $0.1 million for each of the three-month periods ended June 30, 2025 and 2024, and $0.2 million and $0.3 million for the six-month periods ended June 30, 2025 and 2024, respectively.

Intangible Assets, Net

Intangible assets primarily consist of acquired licenses to utilize certain patents, know-how and technology relating to the Company’s NPS technology for biomedical applications acquired from Old Dominion University Research Foundation (“ODURF”), Eastern Virginia Medical School, and the University of Southern California. In addition, the Company entered into a Sponsored Research Agreement with Old Dominion University’s Frank Reidy Research Center for Bioelectrics, which includes certain intellectual property rights arising from the research. The Company is amortizing the intangible assets straight-line over an estimated useful life of 12 years.

Intangible assets, net consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Acquired patents and licenses	$8,005	$7,985
Less: Accumulated amortization	(7,098)	(6,765)
Total intangible assets, net	$907	$1,220

A schedule of the amortization of intangible assets for the remainder of 2025 and the succeeding final year is as follows (in thousands):

Years ending December 31:
2025 (remaining 6 months)	$332
2026	575
Total	$907

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Compensation expense	$3,473	$4,097
Professional fees	659	564
Clinical trial fees and costs	433	284
Other	212	188
Legal settlement	—	1,196
Severance	—	698
Total accrued expenses	$4,777	$7,027

5. Goodwill

In 2014, the Company acquired three companies (the “Acquisitions”) for aggregate consideration of $5.5 million. In accordance with ASC Topic 805, Business Combinations, the Company recorded goodwill of $2.8 million in connection with the Acquisitions as the consideration paid exceeded the fair value of the net tangible assets and the intangible assets acquired.

In accordance with ASC Topic 350, Intangibles-Goodwill and Other (as amended by Accounting Standards Update 2017-04), the Company reviews goodwill for impairment at least annually or whenever any events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. As of June 30, 2025, there were no indicators of impairment and it was determined that no impairment of goodwill existed.

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

Common Stock Warrants

2024 Rights Offering Warrants

In connection with the 2024 Rights Offering, the Company issued 2024 Rights Offering Warrants to purchase a total of 5,999,999 shares of its common stock at an exercise price of $11.00 per whole share, which equaled 110% of the subscription price for the Units. The aggregate number of shares of our common stock issuable upon the exercise of each set of warrants included in a given subscription for Units was rounded up to the nearest whole share. Warrants are exercisable immediately and will expire on the fifth anniversary of the closing of the 2024 Rights Offering. Half of the warrants issued in the rights offering were redeemable for $0.01 per underlying share of common stock, on not less than thirty days’ written notice, if the volume-weighted average price ("VWAP") of the Company’s common stock equaled or exceeded 150% of the exercise price for the warrants, or $16.50, for twenty consecutive trading days. In  December 2024, the Company delivered an irrevocable notice of redemption to redeem this first tranche of common stock warrants because the VWAP of the Company's common stock over the twenty consecutive trading days before the notice was $18.85. Accordingly, pursuant to the 150% redemption feature, the Company redeemed 18,221 warrants on the redemption date,  February 5, 2025, and none of these warrants are still outstanding.  The other half of the warrants issued in the rights offering remain redeemable for $0.01 per underlying share of common stock, on not less than thirty days’ written notice, but only if the VWAP of the Company’s common stock equals or exceeds 200% of the exercise price for the warrants, or $22.00, for twenty consecutive trading days.  As of  June 30, 2025, there were no 2024 Rights Offering Warrants outstanding which were subject to the 150% redemption feature and there were 208,406 2024 Rights Offering Warrants outstanding which were subject to the 200% redemption feature. During the six months ended  June 30, 2025, we have received a total of $14.0 million in gross proceeds from exercises of the 2024 Rights Offering Warrants. Cumulatively, as of  June 30, 2025, we have received a total of $63.5 million in gross proceeds from exercises of the 2024 Rights Offering Warrants.

Equity Plans

2017 Equity Incentive Plan and 2017 Inducement Equity Incentive Plan

The Board previously adopted, and the Company’s stockholders approved, the Company’s 2017 Equity Incentive Plan (the “2017 Plan”).

The 2017 Plan has a 10-year term and provides for the grant of stock options, stock appreciation rights, restricted stock, RSUs, performance units, and performance shares to employees, directors and consultants of the Company and any parent or subsidiary of the Company, as the Compensation Committee of the Board  may determine. Subject to an annual evergreen increase and adjustment in the case of certain capitalization events, the Company initially reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to awards under the 2017 Plan. In addition, shares remaining available under the Company’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”), and shares reserved but not issued pursuant to outstanding equity awards that expire or terminate without being exercised or that are forfeited or repurchased by the Company will be added to the shares of common stock available for issuance under the 2017 Plan. The 2017 Plan is administered by the Board’s Compensation Committee. Effective at both January 1, 2025 and 2024, the number of shares of common stock available under the 2017 Plan increased by 1,200,000, respectively, pursuant to the evergreen provision of the 2017 Plan. Under the evergreen provision of the 2017 Plan, the share increase is determined based on the least of (i) 1,200,000 shares, (ii) 4% of the Company’s common stock outstanding at  December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. Additionally, the number of shares of common stock available under the 2017 Plan increased by 1,375,000 shares as a result of a stockholder vote held at a special meeting of stockholders in December 2023. As of June 30, 2025, a total of zero shares of common stock remained available for issuance under the 2017 Plan. The Company plans to increase the shares available in the 2017 Plan via a stockholder vote at the Company's next annual stockholder's meeting.

During November 2017, the Board adopted the 2017 Inducement Equity Incentive Plan (the “Inducement Plan”) and reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan was adopted without stockholder approval.

The Inducement Plan has a 10-year term and provides for the grant of equity-based awards, including non-statutory stock options, RSUs, restricted stock, stock appreciation rights, performance shares, and performance units, and its terms are substantially similar to the 2017 Plan, including with respect to treatment of equity awards in the event of a “merger” or “change in control” as defined under the Inducement Plan. Options issued under the Inducement Plan  may have a term up to ten years and have variable vesting provisions. New hire grants to non-executive employees generally vest 25% per year starting upon the first anniversary of the grant. New hire grants to executive employees generally consist of both time-vesting and performance-vesting options. Equity-based awards issued under the Inducement Plan are only issuable to individuals not previously engaged as employees or individuals returning to employment with the Company following a bona-fide period of non-employment. In  May 2021, the Board approved an amendment to the Inducement Plan to reserve an additional 1,000,000 shares of the Company’s common stock for issuance pursuant to the Inducement Plan. And, in  March 2024, the Board approved a second amendment to the Inducement Plan to reserve an additional 2,000,000 shares of the Company’s common stock for issuance pursuant to the Inducement Plan. As of June 30, 2025, 2,355,726 shares of common stock remained available for issuance under the Inducement Plan.

A summary of stock option activity under the 2015 Plan, 2017 Plan, and Inducement Plan for the six-months ended  June 30, 2025 is presented below:

	Stock Options Outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)
Balances — December 31, 2024	10,979,332	$9.59	7.11
Options granted	2,632,900	18.92
Options exercised	(54,750)	7.16
Options canceled	(46,000)	15.10
Options expired	—	—
Balances — June 30, 2025	13,511,482	$11.40	7.23
Exercisable — June 30, 2025	4,988,292	$12.81	4.92

Time-based Options

The Company awards time-based options which vest and become exercisable, subject to the individual’s continued employment or service through the applicable vesting date. Time-based options can have various vesting schedules, most commonly new hire grants which generally vest 25% per year starting upon the first anniversary of the grant.

A summary of the time-based stock option activity under the 2015 Plan, 2017 Plan and Inducement Plan for the six-months ended  June 30, 2025 is presented below:

	Stock Options Outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)
Balances — December 31, 2024	8,075,265	$10.49	6.72
Options granted	1,200,400	19.00
Options exercised	(54,750)	7.16
Options canceled	(46,000)	15.10
Options expired	—	—
Balances — June 30, 2025	9,174,915	$11.60	6.72
Exercisable — June 30, 2025	4,550,614	$13.30	4.79

The fair value of the time-based options granted during the six-month period ended  June 30, 2025 was $18.2 million.

Performance-based Options

Certain stock options awarded by the Company contain performance conditions related to certain financial measures and achievements of strategic and operational milestones. Once a specific performance condition is fulfilled, the associated options will fully vest and become exercisable.

A summary of the performance-based option activity under the 2017 Plan and Inducement Plan for the six-months ended  June 30, 2025 is presented below:

	Stock Options Outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)
Balances — December 31, 2024	442,678	$7.71	6.79
Options granted	—	—
Options exercised	—	—
Options canceled	—	—
Options expired	—	—
Balances — June 30, 2025	442,678	$7.71	6.29
Exercisable — June 30, 2025	437,678	$7.70	6.27

There were no performance-based options granted during the six-month period ended  June 30, 2025 and therefore no associated fair value.

The Company estimates the fair value of time-based and performance-based stock options on the grant date using the Black-Scholes option pricing model. The estimated fair value of the time-based employee stock options is amortized on a straight-line basis over the requisite service period of the awards. The estimated fair value of the performance-based employee stock options is amortized using a graded vesting attribution method over the requisite service period of each respective vesting tranche that is probable of vesting. The Company reviews, and when deemed appropriate, updates the assumptions used on a periodic basis. The fair value of time-based and performance-based stock options was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected term in years	6.3	5.3 - 6.3	5.0 - 6.9	5.3 - 6.3
Expected volatility	94%	91% - 95%	93% - 100%	91% - 95%
Risk-free interest rate	4.2% - 4.3%	4.1%	4.1% - 4.6%	4.0% - 4.5%
Dividend yield	—	—	—	—

Market-based Options

Certain stock options awarded by the Company contain market conditions related to achievement of certain market capitalization targets. The options will vest and become exercisable once the specific market capitalization targets are fulfilled.

A summary of the market-based option activity under the 2017 Plan for the six-months ended  June 30, 2025 is presented below:

	Stock Options Outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)
Balances — December 31, 2024	2,461,389	$6.95	8.43
Options granted	232,500	19.44
Options exercised	—	—
Options canceled	—	—
Options expired	—	—
Balances — June 30, 2025	2,693,889	$8.03	8.08
Exercisable — June 30, 2025	—	$—	—

The fair value of the market-based options granted during the six-month period ended  June 30, 2025 was $3.7 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected term in years	—	3.7 - 5.8	5.5 - 7.0	3.7 - 5.8
Expected volatility	—	90%	90%	90%
Risk-free interest rate	—	4.4%	4.5% - 4.6%	4.2% - 4.4%
Dividend yield	—	—	—	—

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

A summary of the market and performance-based option activity under the 2017 Plan for the six-months ended  June 30, 2025 is presented below:

Stock Options Outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)
Balances — December 31, 2024	—	$—	—
Options granted	1,200,000	18.74
Options exercised	—	—
Options canceled	—	—
Options expired	—	—
Balances — June 30, 2025	1,200,000	$18.74	9.54
Exercisable — June 30, 2025	—	$—	—

The fair value of the market and performance-based options granted during the six-month period ended  June 30, 2025 was $18.9 million.

Using a Monte Carlo simulation model, the Company estimated the fair value of the market-based options on the grant date, along with a derived service period. Compensation expense for the awards is recognized over the requisite service period, which is the longer of the derived service period or the implicit service period (the period when the performance condition is expected to be met). Compensation expense is recognized only once it becomes probable that the associated performance condition will be achieved and the employee is expected to render the requisite service. Once these criteria are met, the Company will recognize expense using the accelerated attribution method over the requisite service period. If, at any point, the performance condition is no longer probable of being achieved or the employee is no longer expected to complete the requisite service period, any previously recognized expense will be reversed. Additionally, if both the market and performance conditions are satisfied before the end of the requisite service period, any remaining unrecognized expense will be recognized immediately, provided that the employee is still providing service. At June 30, 2025, the Company determined it is not probable that any of the performance conditions in these grants will be achieved and therefore did not book any associated stock-based compensation expense. The Company will reassess the probability of these performance conditions at each reporting period. The fair value of market-based stock options was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected term in years	—	—	6.1 - 8.9	—
Expected volatility	—	—	90%	—
Risk-free interest rate	—	—	4.4% - 4.6%	—
Dividend yield	—	—	—	—

2017 Employee Stock Purchase Plan

The Board previously adopted, and the Company's stockholders approved, the Company’s 2017 Employee Stock Purchase Plan (the “2017 ESPP”).

The 2017 ESPP is a broad-based plan that provides employees of the Company and its designated affiliates with the opportunity to become stockholders through periodic payroll deductions that are applied towards the purchase of Company common shares at a discount from the then-current market price. Subject to adjustment in the case of certain capitalization events, a total of 250,000 common shares of the Company were available for purchase at adoption of the 2017 ESPP. Pursuant to the 2017 ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 450,000 shares, (ii) 1.5% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. In January 2025 and 2024, the Company reserved an additional 450,000 shares, respectively, under the 2017 ESPP pursuant to the evergreen provision. During the six months ended June 30, 2025, the Company issued 25,844 shares of common stock under the 2017 ESPP. As of June 30, 2025, 869,935 shares of common stock remained available for issuance under the 2017 ESPP.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected term in years	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Expected volatility	98%	98%	98%	98%
Risk-free interest rate	4.1% - 4.3%	4.9% - 5.3%	4.1% - 4.3%	4.9% - 5.3%
Dividend yield	—	—	—	—

Stock-based Compensation

Total stock-based compensation expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$2,335	$1,001	5,097	1,950
General and administrative	2,854	1,051	5,773	1,861
Total stock-based compensation expense	$5,189	$2,052	$10,870	$3,811

As of June 30, 2025, none of the performance conditions of the performance-based and market and performance-based options are probable to be achieved, and as such, no expense has been recognized during the three-month and six-month periods ended  June 30, 2025.

Total stock-based compensation expense by award type was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Time-based options	$3,579	$1,315	$7,686	$2,478
Performance-based options	—	14	—	22
Market-based options	1,535	683	3,004	1,190
ESPP	75	40	180	121
Total stock-based compensation expense	$5,189	$2,052	$10,870	$3,811

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

Miami Lease

In  November 2024, the Company entered into a 65-month lease for approximately 2,000 square feet for its corporate headquarters located in Miami, Florida, which commenced on  November 8, 2024. The lease contains one five-year extension option, however, as of the lease commencement date, the Company has determined that it is not reasonably certain to exercise the option to extend the lease and has not included the extension period in the lease term. The monthly lease payment is approximately $0.02 million with annual escalation of approximately 3%. Variable lease costs are comprised primarily of the Company's proportionate share of operating expenses, property taxes, and insurance. Operating lease ROU assets and liabilities on our Condensed Consolidated Balance Sheet are based on the net present value of the remaining lease payments over the remaining lease term. As the lease did not provide an implicit rate, the Company used its incremental borrowing rate based on the information available in determining the present value of lease payments. The Company’s incremental borrowing rate of 8% was based on the term of the lease, the economic environment of the lease, and reflects the rate the Company would have had to pay to borrow on a secured basis. The Company recorded a ROU asset and lease liability upon lease commencement in the amount of $0.8 million.

Supplemental balance sheet information related to leases (in thousands):

	June 30,	December 31,
Assets:	2025	2024
Right-of-use assets	$6,607	$7,163

	June 30,	December 31,
Liabilities:	2025	2024
Current operating lease liabilities	$1,459	$1,355
Non-current operating lease liabilities	6,786	7,543
Total lease liabilities	$8,245	$8,898

Total cash paid for operating lease liabilities (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash paid for operating lease liabilities	$1,067	$940

Maturities of operating lease liabilities were as follows (in thousands):

Year ending December 31:
2025 (remaining 6 months)	$1,083
2026	2,225
2027	2,302
2028	2,381
2029	2,080
Thereafter	73
Total lease payments	10,144
Less imputed interest	(1,899)
Total lease liabilities	$8,245

Weighted-average remaining lease term and discount rate, as of June 30, 2025, were as follows:

Weighted-average remaining lease term	4.38
Weighted-average discount rate	9.8%

Rent expense, including common area maintenance charges, was approximately $0.6 million for each of the three-month periods ended June 30, 2025 and 2024, and approximately $1.3 million and $1.2 million for the six-month periods ended June 30, 2025 and 2024, respectively.

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

8. Segment Reporting

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker (the "CODM"), in deciding how to allocate resources and assess performance. The Company has one operating and reportable segment relating to the research and development of the Company’s NPS technology. The CODM views the Company’s operations and manages its business in one operating segment. The CODM uses the Company’s consolidated net loss to monitor actual results as compared to the budget in assessing segment performance and allocation of resources. Managing and allocating resources on an entity-wide basis enables the CODM to assess the overall level of resources available and how to best deploy these resources across functions and research and development projects that are in line with the Company’s long-term company-wide strategic goals. Consistent with this decision-making process, the CODM uses financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources, and setting incentive targets. Operating expenses are used to monitor budget versus actual results. The CODM is regularly provided with more detailed expense information than what is included in our Condensed Consolidated Statement of Operations and Comprehensive Loss. The table below shows a reconciliation of the Company’s net loss, including the significant expense categories regularly provided to and reviewed by the CODM, as computed under U.S. GAAP to the Company’s total net loss in the statements of operations (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenues	$—	$—	$—	$—
Cross platform research and engineering[1]	4,122	3,289	7,587	6,502
Manufacturing[2]	2,695	1,099	4,330	2,121
Clinical and regulatory[3]	2,009	967	3,539	1,668
Adjusted general and administrative[4]	3,828	3,185	7,619	6,517
Sales and marketing[5]	2,160	836	3,820	1,124
Other segment items[6]	5,461	2,350	11,424	4,409
Total other income, net	(1,107)	(343)	(2,356)	(821)
Net loss	$(19,168)	$(11,383)	$(35,963)	$(21,520)

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

4 Adjusted general and administrative includes compensation costs and fees paid to consultants and outside service providers and organizations in support of the administrative functions of the Company, including finance, legal, human resources, IT and facilities.

5 Sales and marketing includes compensation costs, fees paid to consultants and outside service providers and organizations, costs associated with marketing and sales strategy as well as execution of marketing and sales initiatives for the Company's products.

6 Other segment items includes stock-based compensation, depreciation and amortization.

As of June 30, 2025, all of the Company’s long-lived assets are located in the United States.

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

10.   Subsequent Events

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), was signed into law in the United States. The OBBBA includes significant changes to federal tax law and other regulatory provisions. The Company is in the process of evaluating the impact of the OBBBA on our consolidated financial statements.

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

Having secured 510(k) clearance to market and sell the nsPFA Percutaneous Electrode System in the United States with different sizes of percutaneous electrode needles, we have engaged with experts in the field of soft tissue ablation to gather information that will help shape our future commercial endeavors. To date, we have placed our CellFX System with nine sites in the United States and these sites have been performing initial patient treatments and evaluating the CellFX System under short-term evaluation and related consulting agreements. To date, the clinicians in our pilot program have completed more than 140 patient procedures. We expect to pursue more clinical evidenced-based milestones throughout 2025 in connection with evaluating the early pilot commercialization of our percutaneous electrodes, and we expect to commence a clinical trial in the third quarter of 2025 to support planned commercialization during the second half of 2025 of the nsPFA Percutaneous Electrode System in the United States as a treatment for benign thyroid nodules.

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

Over the last several years, we have been developing the cardiac ablation clamp from proof-of-concept to prototype, and we now have what we believe will be our initial commercial design. The device was designed with the input of key physicians in cardiac surgery, and we believe it will offer a highly differentiated option relative to the standard of care thermal modalities. Since 2023, we have been meeting with the FDA to discuss the regulatory requirements for a potential 510(k) clearance or other approval to market our cardiac clamp in the United States. Today, we plan to pursue a PMA application for FDA approval to market the cardiac clamp specifically as a surgical way to treat AF.  Seeking an AF indication through a PMA application will require pivotal clinical data to support the application. We have submitted our IDE to the FDA for review and expect to begin our pivotal clinical trial of the cardiac surgical clamp for AF in the next few months. With PMA approval, we expect that we would then commercialize the nsPFA Cardiac Surgical System in the United States specifically as a treatment for AF. Separately, we have already enrolled 40 patients in our first-in-human clinical feasibility study of the cardiac clamp, a multi-site study of AF in the Netherlands. All of the patients in our first-in-human study have tolerated the procedure well and acute data have been encouraging. The data has served to provide an initial safety profile in support of the IDE submission for the pivotal clinical trial of our cardiac surgical ablation clamp as a surgical way to treat AF.

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

CellFX nsPFA 360° Cardiac Catheter

We believe our endocardial catheter ablation device will have many of the same advantages that the surgical ablation clamp appears to have with respect to both performance and safety compared to standard thermal modalities. Our CellFX nsPFA Cardiac Catheter is uniquely designed to provide a circumferential, or circular, ablation in a single treatment cycle. We believe this will enable faster treatment times compared to what is currently performed with thermal modalities, especially when ablating around the pulmonary veins, a common treatment approach for AF.

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

Similar to the cardiac ablation clamp, our proprietary catheter has been in development for several years and we have been working with leaders in the electrophysiology field to test the catheter in preclinical studies. After seeing encouraging preclinical results, in December 2023, we initiated a clinical study in Prague, Czech Republic, to test our nsPFA 360° Cardiac Catheter in patients with AF and both acute data and remapping data from this study have been promising. We therefore expanded the initial clinical protocol in 2024 to include participation by two additional sites. In May 2025, we initiated a clinical study in Rome, Italy, with Dr. Andrea Natale M.D., F.A.C.C., F.H.R.S., F.E.S.C., a world recognized leader in the world of electrophysiology and the current Executive Director at the Texas Cardiac Arrhythmia Institute. Total enrollment consists of more than 140 patients treated to date. Investigators have successfully remapped more than half of the study participants and we have been encouraged by the results seen in the study. Therefore, given the compelling data to date, we have submitted our IDE for review by the FDA and expect to commence a U.S. IDE pivotal clinical study of our proprietary 360° Cardiac Catheter sometime in the next few months. We continue to believe we will need PMA approval from the FDA in order to market and sell our catheter in the United States.

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

Financing Our Business

Over the past few years, Robert Duggan, our majority stockholder and Co-Chairman, has made significant investments in our Company to fund its operations. In June 2022, we completed a common stock rights offering to our existing stockholders, which raised $15.0 million in aggregate. Mr. Duggan purchased approximately 56% of the shares offered through this offering. Then, in September 2022, we entered into a loan agreement with Mr. Duggan pursuant to which he lent us $65.0 million to fund our product development operations. In April 2023, this loan agreement was terminated when Mr. Duggan and the Company entered into a Securities Purchase Agreement whereby the shares were paid for through the cancellation of both the principal sum of $65.0 million and all accrued and unpaid interest owed at the time under the 2022 Loan Agreement, which totaled approximately $0.2 million. In June 2024, we completed a rights offering of units (each unit comprising a share of our common stock and two warrants, each to purchase a one-half share of our common stock) to our existing stockholders, which raised $60.0 million in aggregate. Mr. Duggan purchased approximately 88% of the shares offered through this offering. Mr. Duggan may or may not elect to participate in any number of future fundraisings by the Company, whether similar to those described above or otherwise, and he may choose to invest more than his current pro rata share in any of these fundraisings, or alternatively he may offer to provide additional debt financing as may be needed in order to maintain the Company as a going concern.

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

Recent Accounting Pronouncements

Refer to “Recent Accounting Pronouncements” in Note 2 of Notes to Condensed Consolidated Financial Statements of this Quarterly Report.

Segment and Geographical Information

The Company has one operating and reporting segment and reports segment information in accordance with ASC 280, Segment Reporting. The Company’s Chief Executive Officer, who is the chief operating decision maker ("CODM"), reviews financial information on an aggregate basis for allocating and evaluating financial performance; however, the CODM is regularly provided with more detailed expense information than what is included in the Condensed Consolidated Statement of Operations and Comprehensive Loss. See Note 8 for further details of the Company's segment disclosures.

Results of Operations

Comparison of the three-month periods ended June 30, 2025 and 2024

Our condensed consolidated statements of operations as discussed herein are presented below:

	Three Months Ended
	June 30,
(in thousands)	2025	2024	$ Change
Revenues:
Product revenues	$—	$—	$—
Total revenues	—	—	—
Cost and expenses:
Research and development	12,088	7,230	4,858
General and administrative	8,187	4,496	3,691
Total cost and expenses	20,275	11,726	8,549
Loss from operations	(20,275)	(11,726)	(8,549)
Other income:
Interest income, net	1,107	343	764
Total other income	1,107	343	764
Loss from operations, before income taxes	(19,168)	(11,383)	(7,785)
Income tax benefit	—	—	—
Net loss	$(19,168)	$(11,383)	$(7,785)

Revenues

There were no revenues for the three-month periods ended June 30, 2025 and 2024.

Research and Development

Research and development expenses consist of compensation and other employee-related expenses for research and development personnel, clinical trials and consulting costs related to the design, development and enhancement of our potential future products, prototype material and devices. Research and development expenses increased by $4.9 million to $12.1 million for the three-month period ended June 30, 2025, compared to $7.2 million during the same period in 2024 primarily due to increases of $1.9 million in paid services and external research, $1.3 million in stock-based compensation, $1.3 million in compensation and other employee-related expenses, and $0.4 million in supplies.

General and Administrative

General and administrative expenses consist of compensation and other employee-related expenses for executives, finance, legal, human resources, information technology, and administrative personnel, professional fees, patent fees and costs, insurance costs and other general corporate expenses. General and administrative expenses increased by $3.7 million to $8.2 million for the three-month period ended June 30, 2025, compared to $4.5 million during the same period in 2024 primarily due to increases of $1.8 million in stock-based compensation, $1.4 million in compensation and other employee-related expenses, and $0.5 million in paid services and general administrative costs.

Other Income, net

Interest income, net, increased by $0.8 million to $1.1 million for the three-month period ended June 30, 2025, compared to $0.3 million during the same period in 2024. Interest income increased by $0.8 million, driven by increased returns on higher cash balances.

Comparison of the six-month periods ended June 30, 2025 and 2024

Our condensed consolidated statements of operations as discussed herein are presented below:

	Six Months Ended
	June 30,
(in thousands)	2025	2024	$ Change
Revenues:
Product revenues	$—	$—	$—
Total revenues	—	—	—
Cost and expenses:
Research and development	22,401	13,971	8,430
General and administrative	15,918	8,370	7,548
Total cost and expenses	38,319	22,341	15,978
Loss from operations	(38,319)	(22,341)	(15,978)
Other income:
Interest income, net	2,356	821	1,535
Total other income	2,356	821	1,535
Loss from operations, before income taxes	(35,963)	(21,520)	(14,443)
Income tax benefit	—	—	—
Net loss	$(35,963)	$(21,520)	$(14,443)

Revenues

There were no revenues for the six-month periods ended June 30, 2025 and 2024.

Research and Development

Research and development expenses consist of compensation and other employee related expenses for research and development personnel, clinical trials and consulting costs related to the design, development and enhancement of our potential future products, prototype material and devices. Research and development expenses increased by $8.4 million to $22.4 million for the six-month period ended June 30, 2025, compared to $14.0 million during the same period in 2024 primarily due to increases of $3.1 million in stock-based compensation, $2.4 million in paid services and external research, $2.2 million in compensation and other employee-related expenses, and $0.6 million in supplies.

General and Administrative

General and administrative expenses consist of compensation and other related employee expenses for executives, finance, legal, human resources, information technology, and administrative personnel, professional fees, patent fees and costs, insurance costs and other general corporate expenses. General and administrative expenses increased by $7.5 million to $15.9 million for the six-month period ended June 30, 2025, compared to $8.4 million during the same period in 2024 primarily due to increases of $3.9 million in stock-based compensation, $2.9 million in compensation and other employee-related expenses, and $1.3 million in paid services and general administrative costs. These increases were partially offset by a decrease of $0.6 million driven by funds received from an insurance claim in relation to a legal settlement.

Other Income, net

Interest income, net, increased by $1.5 million to $2.4 million for the six-month period ended June 30, 2025, compared to $0.8 million during the same period in 2024 driven by increased returns on higher cash balances.

Liquidity and Capital Resources

To date, we have not generated significant revenues from product sales. Since inception, we have funded our business primarily through the issuance of equity securities and debt. Over the next few years, we intend to invest in research and development to develop additional commercially viable products and to assess the feasibility of potential future products.

On July 3, 2024, we announced the closing of our 2024 Rights Offering. The 2024 Rights Offering resulted in the sale of six million 2024 Units, at a price of $10.00 per 2024 Unit. Each 2024 Unit consisted of one share of our common stock, par value $0.001 per share, and two warrants, each being a warrant to purchase one-half of one share of common stock. The common stock and warrants comprising the 2024 Units separated upon the closing of the 2024 Rights Offering and were issued individually. Upon the closing of the offering, we issued a total of 5,999,998 shares of common stock and warrants to acquire up to approximately an additional six million shares of common stock, at an exercise price of $11 per whole share, and we received aggregate gross proceeds of $60 million. Robert W. Duggan, the Company’s majority stockholder and Co-Chairman, purchased approximately 88% of the units offered through the 2024 Rights Offering. Half of the warrants issued in the rights offering were redeemable by us if our volume-weighted average price ("VWAP") exceeded 150% of the exercise price, or $16.50, for twenty consecutive trading days. In December 2024, we delivered an irrevocable notice of redemption to redeem this first tranche of common stock warrants because the VWAP of our common stock over the twenty consecutive trading days before the notice was $18.85. Then, in February 2025, we redeemed 18,221 warrants, specifically the ones subject to the 150% redemption feature, on the announced redemption date. The other half of the warrants issued in the 2024 Rights Offering are redeemable by us if our VWAP exceeds 200% of the exercise price, or $22.00, for twenty consecutive trading days. As of June 30, 2025, there were no Rights Offering Warrants outstanding which were subject to the 150% redemption feature and there were 208,406 2024 Rights Offering Warrants outstanding which were subject to the 200% redemption feature. During the six months ended June 30, 2025, we have received a total of $14.0 million in gross proceeds from exercises of the 2024 Rights Offering Warrants. Cumulatively, as of June 30, 2025, we have received a total of $63.5 million in gross proceeds from exercises of the 2024 Rights Offering Warrants.

Our condensed consolidated statements of cash flows as discussed herein are presented below:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(26,328)	$(18,175)
Net cash used in investing activities	(168)	(34)
Net cash provided by financing activities	14,807	40
Net decrease in cash and cash equivalents	$(11,689)	$(18,169)

To date, we have generated limited revenue and used cash in our operating activities. As a result, we have incurred significant operating losses in each year since our inception and we may continue to incur additional losses for the next several years. As of June 30, 2025, we had cash and cash equivalents of $106.3 million. We believe that our existing cash and cash equivalents will be sufficient to fund our projected operating requirements for at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q. However, we plan to raise additional capital in the future. We can give no assurance, at this time, that additional financing or a collaboration will be available when needed on terms acceptable to us, however.

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

Operating Activities

During the six months ended June 30, 2025, we used cash in the amount of $26.3 million in operating activities. The difference between cash used in operating activities and net loss consisted primarily of stock-based compensation, depreciation and amortization, with a decrease in accrued expenses and increases in prepaids and other current assets, inventory, and accounts payable.

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

During the six months ended June 30, 2025, we used cash in the amount of $0.2 million in investing activities which was driven primarily by the purchase of property and equipment.

During the six months ended June 30, 2024, an immaterial amount of cash was used in investing activities which was driven by the purchase of property and equipment.

Financing Activities

During the six months ended June 30, 2025, cash provided by financing activities was $14.8 million, primarily due to $14.1 million of proceeds from the exercise of warrants, $0.4 million of proceeds from issuance of common stock under employee stock purchase plan, and $0.4 million of proceeds from the exercise of stock options.

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

Off-Balance-Sheet Arrangements

At June 30, 2025, we did not have any transactions, obligations or relationships that constitute off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive and principal financial officers, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective (a) to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (b) to include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act, as amended, that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

Risks Related to Our Financial Position and Need for Additional Capital

●	We will need to obtain additional funding to finance our operations and complete the development and commercialization of our products. If we do not receive substantial capital when needed, we may be forced to restrict our operations or delay, reduce or eliminate our product development programs.

●	We depend heavily on the success of NPS to nonthermally clear targeted cells while sparing adjacent noncellular tissue. If we are unable to successfully develop and commercialize this patented technology, or experience significant delays in doing so, we may extend the period during which we will incur significant financial losses as an organization.

●	We are a development-stage company with very limited experience commercializing products. We have incurred significant losses since our inception. We anticipate that we will continue to incur losses for at least the next several years and may never generate profits from operations or maintain profitability.

●	We will need to raise additional capital, which may result in further dilution to our investors, or incur indebtedness. The servicing of future debt may impair our liquidity position.

Risks Related to the Development and Commercialization of our Medical Products

●	Medical device development and commercialization is a complex, time-consuming and expensive process. Our industry is fraught with risk and a high rate of failure.

●	We can provide no assurance that our clinical product candidates, including our product candidates for the treatment of atrial fibrillation ("AF"), such as our nsPFA Cardiac Clamp and our nsPFA 360° Cardiac Catheter, will obtain regulatory approval or that the results of clinical studies will be favorable.

●	We have very limited sales and marketing experience and we can give no assurances that our devices will be adopted by surgeons or other physicians to treat any medical condition.

●	Regulatory requirements and timelines may affect the scope and timeline of our trials and the potential market for our product candidates, including the possibility of significant delays to any product launch.

●	The medical device industry is characterized by intense competition, rapid technological changes, new product introductions and enhancements, and evolving industry standards. If we do not develop and obtain regulatory clearances or approvals for new products or product enhancements in time to meet market demand, or if there is insufficient demand for our products or enhancements, our results of operations will suffer.

●	Commercialization of our product candidates could be delayed or prevented if we experience any number of possible unforeseen events in connection with our clinical trials.

●	If clinical trials of our product candidates fail to demonstrate safety and effectiveness to the satisfaction of applicable regulatory bodies, such as the U.S. Food and Drug Administration or the European Medicines Agency, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our medical devices.

Risks Related to Our Industry and Market

●	We face substantial competition, which may result in others developing or commercializing competitive products before or more successfully than we do.

●	We compete against well-established incumbent technologies offering products in cardiology, oncology, and minimally invasive procedures. All of these companies currently have greater financial, technical, research, and/or other resources than we do and have larger and more established manufacturing capabilities and marketing, sales, and support functions.

●	We may pursue business development opportunities to expand or enhance our pipeline of potential products, including through potential acquisitions of and/or collaborations with other entities or the acquisition of products unrelated to NPS technology, which may not achieve intended results or could increase the number of our outstanding shares, result in a change of control or cause us to incur a material amount of indebtedness.

Legal, Tax, Regulatory, and Compliance Risks

●	Our ability to commercialize any of our product candidates is subject to substantial regulatory and legislative uncertainty, including as to pricing, reimbursement practices or other healthcare initiatives which could harm our business.

●	We may face costly legal claims, in particular related to product liability and intellectual property infringement.

●	Trade tariffs and changes at the U.S. FDA may adversely affect our operating costs and timelines.

●	We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations. We can face serious consequences for violations.

Risks Related to Our Intellectual Property, Cybersecurity and Data Privacy

●	We rely upon patents to protect our technology. We may be unable to protect our intellectual property rights and we may be liable for infringing the intellectual property rights of others.

●	Our actual or perceived failure to comply with stringent and changing obligations related to data privacy and security could lead to regulatory investigations and actions, litigation, fines and penalties, disruptions to our business operations, reputational harm, loss of revenue and profits, and other adverse business impacts.

●	We are exposed to risks related to cybersecurity and data privacy threats and incidents and we are subject to restrictions and changes in laws and regulations governing our data privacy and data protection, any of which could have a material adverse effect on our business.

Risks Related to Corporate Governance and Employee Relations

●	Our future success depends on our ability to retain our chief executive officers and other key executives and to attract, retain and motivate qualified personnel.

●	Our Co-Chairman owns approximately 72% of the voting power of the outstanding shares of our common stock and, as a result, investors may have limited ability to affect either the corporate governance of the Company or the taking of certain major decisions.

Risks Related to Owning Our Common Stock

●	Substantial future sales of our shares of common stock in the public market, or the perception that these sales could occur, could cause the price of the shares to decline significantly, even if our business is doing well.

●	The prices of our shares of common stock may be volatile and fluctuate substantially, which could result in substantial losses for our stockholders.

●	72% of our outstanding shares are owned by our Co-Chairman, Robert Duggan, and his affiliates, which can reduce liquidity of our stock. Historically, our trading volume on Nasdaq has been low.

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

We are a novel ablation company with no significant revenue producing operations. To date, our operations on a consolidated basis have consisted almost entirely of the continued development and clinical studies of our technologies and implementation of the early parts of our business plan. We have incurred significant operating losses in each year since our inception and we may continue to incur additional losses for the next several years. In addition, a high percentage of our expenses will continue to be fixed; accordingly, our losses may be greater than expected and our operating results may suffer. We have limited historical financial data upon which we may base our projected revenue and base our planned operating expenses. Our limited operating history makes it difficult to evaluate our technology, operations, and business prospects.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure or delay can occur at any time during the clinical trial process. For example, success in nonclinical studies and early feasibility clinical studies does not ensure that the expanded clinical trials needed to support regulatory submissions will be successful. Setbacks can be caused by, among other things, nonclinical findings made while clinical trials are underway, safety or efficacy observations made in clinical trials, including previously unreported adverse events, or post-approval observations. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval or clearance for our product candidates or to expand the existing approvals or clearances for our existing products. To date, we have had only limited clinical experience treating AF with our nsPFA 360° Cardiac Catheter and our nsPFA Cardiac Surgery Clamp and only limited clinical experience treating benign thyroid nodules with our nsPFA Percutaneous Electrode System; our past successes in dermatology may not translate into similar results in cardiology or in any other medical field.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended June 30, 2025, we completed no unregistered sale of our securities.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the three-month period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

PULSE BIOSCIENCES, INC.

Date: August 12, 2025	By:	/s/ Paul A. LaViolette
Paul A. LaViolette
President and Chief Executive Officer (Principal Executive Officer)