Form 10-Q
period 2025-09-30
PULSE BIOSCIENCES, INC.
filed 2025-11-05
CIK 1625101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2025: 67,767,578

“Pulse Biosciences,” the Pulse logos and other trademarks or service marks that we use in connection with the operation of our business appearing in this quarterly report on Form 10-Q (this "Quarterly Report"), including nPulse, Vybrance, CellFX, Nano-pulse Stimulation, nsPFA, nano-PFA, and NPS, are the property of Pulse Biosciences, Inc. Solely for your convenience, some of our trademarks and trade names referred to in this Quarterly Report are listed without the ® and TM symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks and trade names. Also, this Quarterly Report may contain additional trade names, trademarks or service marks of others, which are the property of their respective owners. We do not intend our use or display of any other company’s trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any of these other companies.

Unless expressly indicated or the context requires otherwise, the terms “Pulse,” “Company,” “we,” “us,” and “our,” in this document refer to Pulse Biosciences, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PULSE BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$95,214	$118,038
Accounts receivable	15	—
Inventory	57	—
Prepaid expenses and other current assets	1,871	1,411
Total current assets	97,157	119,449

Property and equipment, net	1,055	1,160
Intangible assets, net	741	1,220
Goodwill	2,791	2,791
Right-of-use assets	6,316	7,163
Other assets	705	677
Total assets	$108,765	$132,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,978	$1,673
Accrued expenses	5,203	7,027
Lease liability, current	1,519	1,355
Total current liabilities	9,700	10,055

Lease liability, less current portion	6,371	7,543
Total liabilities	16,071	17,598

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized – 50,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized – 500,000 shares; issued and outstanding – 67,738 shares and 65,926 shares as of September 30, 2025 and December 31, 2024, respectively	68	66
Additional paid-in capital	538,474	505,296
Accumulated deficit	(445,848)	(390,500)
Total stockholders’ equity	92,694	114,862
Total liabilities and stockholders’ equity	$108,765	$132,460

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Product revenue	$86	$—	$86	$—

Cost and expenses:
Cost of product revenue	279	—	279	—
Research and development	11,393	7,703	33,794	21,674
Selling, general and administrative	8,781	5,952	24,699	14,322
Total cost and expenses	20,453	13,655	58,772	35,996
Loss from operations	(20,367)	(13,655)	(58,686)	(35,996)

Other income (expense):
Interest income	1,001	976	3,385	1,804
Other expense	(19)	(1)	(47)	(8)
Total other income	982	975	3,338	1,796
Net loss	(19,385)	(12,680)	(55,348)	(34,200)
Comprehensive loss	$(19,385)	$(12,680)	$(55,348)	$(34,200)

Net loss per share, basic and diluted	$(0.29)	$(0.21)	$(0.82)	$(0.60)
Weighted average common shares outstanding, basic and diluted	67,385	61,066	67,263	57,169

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(55,348)	$(34,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	313	391
Amortization of intangible assets	499	500
Stock-based compensation	16,487	6,793
Non-cash lease expense	847	668
Changes in operating assets and liabilities:
Accounts receivable	(15)	—
Inventory	(57)	—
Prepaid expenses and other current assets	(538)	(394)
Other receivables	(14)	7
Other long-term assets	(28)	—
Accounts payable	1,318	(194)
Accrued expenses	(1,823)	7
Lease liabilities	(1,008)	(777)
Net cash used in operating activities	(39,367)	(27,199)
Cash flows from investing activities:
Purchases of property and equipment	(210)	(72)
Purchases of intangible assets	(20)	—
Net cash used in investing activities	(230)	(72)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	593	478
Proceeds from issuance of common stock and warrants in relation to rights offering, net of issuance costs	—	59,649
Proceeds from exercises of warrants, net of issuance costs	14,080	1,536
Proceeds from exercises of stock options	2,100	498
Issuance costs in relation to at-the-market equity offering	—	(222)
Net cash provided by financing activities	16,773	61,939
Net (decrease) increase in cash and cash equivalents	(22,824)	34,668
Cash and cash equivalents at beginning of period	118,038	44,365
Cash and cash equivalents at end of period	$95,214	$79,033

Supplemental disclosure of noncash investing and financing activities:
Equipment purchases included in accounts payable and accrued expenses	$24	$13
Issuance costs in accounts payable and accrued expenses	$1	$72
Other receivable from exercises of warrants	$—	$30
Rights offering deemed pro-rata distribution to shareholders	$—	$47,700

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2025	67,278	$67	$530,883	$(426,463)	$104,487
Issuance of common stock upon exercise of stock options	439	1	1,707	—	1,708
Issuance of common stock under employee stock purchase plan	19	—	241	—	241
Issuance of common stock upon exercise of warrants, net of issuance costs of $2	2	—	25	—	25
Stock-based compensation expense	—	—	5,618	—	5,618
Net loss	—	—	—	(19,385)	(19,385)
Balance, September 30, 2025	67,738	$68	$538,474	$(445,848)	$92,694

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	65,926	$66	$505,296	$(390,500)	$114,862
Issuance of common stock upon exercise of warrants, net of issuance costs of $16	1,274	1	13,999	—	14,000
Issuance of common stock upon exercise of stock options	493	1	2,099	—	2,100
Issuance of common stock under employee stock purchase plan	45	—	593	—	593
Stock-based compensation expense	—	—	16,487	—	16,487
Net loss	—	—	—	(55,348)	(55,348)
Balance, September 30, 2025	67,738	$68	$538,474	$(445,848)	$92,694

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2024	55,228	$55	$385,349	$(358,435)	$26,969
Issuance of common stock and warrants in connection with rights offering, net of issuance costs of $364	6,000	6	59,630	—	59,636
Issuance of common stock upon exercise of warrants	142	1	1,565	—	1,566
Issuance of common stock upon exercise of stock options	105	—	476	—	476
Issuance of common stock under employee stock purchase plan	40	—	182	—	182
Issuance of common stock in at-the-market offering, net of issuance costs of $24	1	—	—	—	—
Stock-based compensation expense	—	—	2,982	—	2,982
Net loss	—	—	—	(12,680)	(12,680)
Balance, September 30, 2024	61,516	$62	$450,184	$(371,115)	$79,131

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	55,144	$55	$381,220	$(336,915)	$44,360
Issuance of common stock and warrants in connection with rights offering, net of issuance costs of $364	6,000	6	59,630	—	59,636
Issuance of common stock upon exercise of warrants	142	1	1,565	—	1,566
Issuance of common stock upon exercise of stock options	111	—	498	—	498
Issuance of common stock under employee stock purchase plan	118	—	478	—	478
Issuance of common stock in at-the-market offering, net of issuance costs of $24	1	—	—	—	—
Issuance of equity-classified subscription rights as part of rights offering (Note 6)	—	—	47,700	—	47,700
Rights offering deemed pro-rata distribution to shareholders (Note 6)	—	—	(47,700)	—	(47,700)
Stock-based compensation expense	—	—	6,793	—	6,793
Net loss	—	—	—	(34,200)	(34,200)
Balance, September 30, 2024	61,516	$62	$450,184	$(371,115)	$79,131

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of the Business

Pulse Biosciences, Inc. is a novel ablation company committed to health innovation using its patented Nano-pulse Stimulation (“NPS”) technology, a revolutionary energy modality that delivers nanosecond-duration pulses of electrical energy, each less than a millionth of a second long, to nonthermally clear or kill targeted cells. NPS technology, also referred to as Nanosecond Pulsed-Field Ablation (“nsPFA”) energy when used to ablate cellular tissue, can be used to treat a variety of medical conditions for which an optimal solution remains unfulfilled. The Company developed its proprietary nPulse System (formerly known as CellFX), a novel nsPFA delivery platform, and commercialized the initial application of its nsPFA energy to treat benign lesions of the skin. In parallel, the Company has designed a variety of applicators, or disposables, to explore the potential use of the nPulse platform to treat disorders in other medical specialties, such as cardiology, gastroenterology, gynecology, and otolaryngology. These applicators include devices for open surgical procedures, endoscopic or minimally invasive procedures, and endoluminal catheters, and each has been used in preclinical studies. Based on its preclinical experience and the potential to significantly improve outcomes for patients in a large and growing market, the Company decided in 2022 to focus its primary efforts on the use of nsPFA energy and the nPulse platform in the treatment of atrial fibrillation ("AF") and in a select few other markets where it could have a profound positive impact on healthcare for both patients and providers, such as surgical soft tissue ablation.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the Company’s  December 31, 2024 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The condensed consolidated financial statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) and, as permitted by such rules and regulations, omit certain information and footnote disclosures necessary to present the financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The condensed consolidated balance sheet as of  December 31, 2024 was derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the three and nine-months ended September 30, 2025, are not necessarily indicative of the results to be expected for the entire year or any future periods.

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

Valuation of Inventory

During the nine-months ended September 30, 2025, the Company determined that costs had future economic benefit subsequent to receiving FDA approval, and as such, it began to capitalize inventory in preparation of its limited market release of percutaneous electrodes for its Vybrance Percutaneous Electrode System. Prior to capitalizing inventory, all direct and indirect manufacturing costs were charged to research and development expenses in the period incurred or written off as excess and obsolete inventory in 2022, including previously manufactured consoles.

Inventory is stated at lower of cost or net realizable value. The Company establishes the inventory basis by determining the cost based on standard costs approximating the purchase costs on a first-in, first-out basis. Net realizable value is the estimated selling price in the ordinary course of the Company’s business, less reasonably predictable costs of completion, disposal, and transportation. The cost basis of the Company’s inventory will be reduced for any products that are considered excessive or obsolete based upon assumptions about future demand and market conditions. During the nine-months ended September 30, 2025, there was no reduction to the balance of inventory for excessive and obsolete inventory.

Revenue from Contracts with Customers

The Company accounts for a contract with a customer when the rights and obligations of the parties are identifiable, the contract has commercial substance, and the collectability of the consideration to be received from the customer is considered probable. Contracts with customers are for the sale of the nPulse Vybrance system, which includes system components, software, and system accessories. Instruments and other accessories may also be included with the system or may be sold on a standalone basis. These products are considered performance obligations to the extent they are separately identifiable from other products in the contract and when the customer can either benefit from the product on its own or with other goods or services that are readily available to the customer.

The Company recognizes revenue at a point in time when it satisfies performance obligations by transferring control of promised goods to its customers. Transfer of control occurs based on shipping terms as contractually negotiated. The amount of revenue recognized is equal to the consideration to which the Company expects to be entitled in exchange for the promised goods. Though some products may be sold on a stand-alone basis, initial customer contracts will likely involve the bundling of products which will be delivered concurrently to the customer for a single price. The initial limited market release period will also include evaluation agreements with customers that allow either the Company or the customer to terminate the contract at any point without penalty. The termination right limits the effective contract term to the period for which the contract was not terminated. The Company generally extends payment terms to customers after the Company performs a necessary credit evaluation to ensure future collectability of the outstanding balance. Payment generally occurs within a relatively short period of time after delivery of products.

The transaction price is the consideration to which the Company expects to be entitled in exchange for providing the promised goods to customers. Though most customer orders are for a fixed amount of consideration, the Company evaluates the possible impact of variable consideration in determining the transaction price, in particular the possibility of future returns. Sales agreements allow for a right of return only if the product does not conform to the agreed upon quality standards or if the product was shipped due to Company error. The Company anticipates such returns will be minimal and has made no adjustments to the transaction price for any estimated returns. The transaction price is determined at contract execution and updated each quarter for any changes in circumstances (e.g., changes in estimated return amount).

The Company has made an accounting policy election to exclude from the measurement of the transaction price all taxes which are imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer.

When there are multiple performance obligations present, the total transaction price shall be allocated to each of the performance obligations based upon the relative standalone selling price (“SSP”) of those performance obligations. The Company establishes SSPs based on multiple factors including prices charged by the Company for similar offerings, product-specific business objectives, and the estimated cost to provide the performance obligation.

Shipping and handling activities are not considered to be a separate performance obligation. The Company has made an accounting policy election to account for shipping and handling activities as fulfillment activities when these activities occur after the customer obtains control of the product.

The Company has determined that certain promises in the multiple-element arrangements, such as installation, training, and certain ancillary products, are immaterial in the context of the contract and do not represent separate performance obligations to which transaction price is allocated.

The Company utilizes the practical expedient under ASC 606 and does not disclose unsatisfied performance obligations for contracts as the contracts generally have an original duration of less than one year. Additionally, the Company does not currently have significant contract assets or deferred revenue.

The Company does not incur contract origination costs.

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

The following outstanding stock options and warrants were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Nine Months Ended September 30,
	2025	2024
Common stock warrants	205,953	5,857,680
Common stock options	13,303,744	12,327,332
Total	13,509,697	18,185,012

Reclassification

Certain reclassifications have been made to the prior period presentation of the cash flows from operating activities within the condensed consolidated statements of cash flows to conform to current period presentation. Specifically, the presentation of operating lease expenses has been reclassified from “Right-of-use assets” within “Changes in operating assets and liabilities” to “Non-cash lease expense” within “Adjustments to reconcile net loss to net cash used in operating activities”. Additionally, certain reclassifications have been made to the prior period presentation of other income within the condensed consolidated statements of operations and comprehensive loss to conform to current period presentation. Specifically, the presentation of "Other expense" has been reclassified out of "Interest income, net." As a result of these changes, the presentation of these expenses in the comparative periods has been changed to conform to the current period. These reclassifications did not have an impact on the Company’s results of operations and total cash flows from operating activities for the three and nine-months ended September 30, 2025 and 2024, respectively, or the Company's financial position as of September 30, 2025 and December 31, 2024.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires greater disaggregation of information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. This ASU applies to all entities subject to income taxes and is intended to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and assess income tax information that affects cash flow forecasts and capital allocation decisions. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. This ASU should be applied on a prospective basis although retrospective application is permitted. While the Company is still evaluating the full impact of the adoption of this ASU, it does not expect it to have a material impact on its consolidated financial statements and related disclosures.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on current accounts receivable and current contract assets under Accounting Standards Codification 606, Revenue from Contracts with Customers. The practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The guidance is effective for the Company's interim and annual periods beginning in 2026. The Company is currently evaluating the impact of the new guidance.

Recent Tax Legislation

During the three months ended September 30, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted. The Company does not anticipate a material impact to income tax expense for the year ended December 31, 2025 as a result of OBBBA.

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

The following table sets forth the fair value of the Company’s financial instruments measured on a recurring basis as of September 30, 2025 and December 31, 2024, respectively (in thousands):

		September 30, 2025
Assets	Classification	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$90,156	$—	$—	$90,156
Total assets measured at fair value		$90,156	$—	$—	$90,156

		December 31, 2024
Assets	Classification	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$113,776	$—	$—	$113,776
Total assets measured at fair value		$113,776	$—	$—	$113,776

The Company did not have any financial liabilities measured on a recurring basis as of  September 30, 2025 or December 31, 2024.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Leasehold improvements	$2,519	$2,519
Laboratory equipment	1,522	1,342
Furniture, fixtures and equipment	966	966
Software	283	272
Construction in progress	46	29
Total property and equipment	5,336	5,128
Less: Accumulated depreciation and amortization	(4,281)	(3,968)
Total property and equipment, net	$1,055	$1,160

Depreciation expense was $0.1 million for each of the three-months ended September 30, 2025 and 2024, and $0.3 million and $0.4 million for the nine-months ended September 30, 2025 and 2024, respectively.

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

Intangible assets, net consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Acquired patents and licenses	$8,005	$7,985
Less: Accumulated amortization	(7,264)	(6,765)
Total intangible assets, net	$741	$1,220

A schedule of the amortization of intangible assets for the remainder of 2025 and the succeeding final year is as follows (in thousands):

Years ending December 31:
2025 (remaining 3 months)	$166
2026	575
Total	$741

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Compensation expense	$3,588	$4,097
Clinical trial fees and costs	953	284
Professional fees	311	564
Legal settlement	—	1,196
Severance	—	698
Other	351	188
Total accrued expenses	$5,203	$7,027

5. Goodwill

In 2014, the Company acquired three companies (the “Acquisitions”) for aggregate consideration of $5.5 million. In accordance with ASC Topic 805, Business Combinations, the Company recorded goodwill of $2.8 million in connection with the Acquisitions as the consideration paid exceeded the fair value of the net tangible assets and the intangible assets acquired.

In accordance with ASC Topic 350, Intangibles-Goodwill and Other, the Company reviews goodwill for impairment at least annually or whenever any events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. As of September 30, 2025, there were no indicators of impairment and it was determined that no impairment of goodwill existed.

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

Common Stock Warrants

2024 Rights Offering Warrants

In connection with the 2024 Rights Offering, the Company issued 2024 Rights Offering Warrants to purchase a total of 5,999,999 shares of its common stock at an exercise price of $11.00 per whole share, which equaled 110% of the subscription price for the Units. The aggregate number of shares of our common stock issuable upon the exercise of each set of warrants included in a given subscription for Units was rounded up to the nearest whole share. Warrants are exercisable immediately and will expire on the fifth anniversary of the closing of the 2024 Rights Offering. Half of the warrants issued in the rights offering were redeemable for $0.01 per underlying share of common stock, on not less than thirty days’ written notice, if the volume-weighted average price ("VWAP") of the Company’s common stock equaled or exceeded 150% of the exercise price for the warrants, or $16.50, for twenty consecutive trading days. In  December 2024, the Company delivered an irrevocable notice of redemption to redeem this first tranche of common stock warrants because the VWAP of the Company's common stock over the twenty consecutive trading days before the notice was $18.85. Accordingly, pursuant to the 150% redemption feature, the Company redeemed 18,221 warrants on the redemption date,  February 5, 2025, and none of these warrants are still outstanding.  The other half of the warrants issued in the rights offering remain redeemable for $0.01 per underlying share of common stock, on not less than thirty days’ written notice, but only if the VWAP of the Company’s common stock equals or exceeds 200% of the exercise price for the warrants, or $22.00, for twenty consecutive trading days.  As of  September 30, 2025, there were no outstanding 2024 Rights Offering Warrants subject to the 150% redemption feature and there were 411,907 outstanding 2024 Rights Offering Warrants subject to the 200% redemption feature, entitling holders to purchase up to approximately 205,953 shares of common stock. During the nine-months ended  September 30, 2025, we have received a total of $14.1 million in gross proceeds from exercises of the 2024 Rights Offering Warrants. Cumulatively, as of  September 30, 2025, we have received a total of $63.5 million in gross proceeds from exercises of the 2024 Rights Offering Warrants.

Equity Plans

2017 Equity Incentive Plan and 2017 Inducement Equity Incentive Plan

The Board previously adopted, and the Company’s stockholders approved, the Company’s 2017 Equity Incentive Plan (the “2017 Plan”).

The 2017 Plan has a 10-year term and provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), performance units, and performance shares to employees, directors and consultants of the Company and any parent or subsidiary of the Company, as the Compensation Committee of the Board  may determine. Subject to an annual evergreen increase and adjustment in the case of certain capitalization events, the Company initially reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to awards under the 2017 Plan. In addition, shares remaining available under the Company’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”), and shares reserved but not issued pursuant to outstanding equity awards that expire or terminate without being exercised or that are forfeited or repurchased by the Company will be added to the shares of common stock available for issuance under the 2017 Plan. The 2017 Plan is administered by the Board’s Compensation Committee. Effective at both January 1, 2025 and 2024, the number of shares of common stock available under the 2017 Plan increased by 1,200,000, respectively, pursuant to the evergreen provision of the 2017 Plan. Under the evergreen provision of the 2017 Plan, the share increase is determined based on the least of (i) 1,200,000 shares, (ii) 4% of the Company’s common stock outstanding at  December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. Additionally, the number of shares of common stock available under the 2017 Plan increased by 1,375,000 shares as a result of a stockholder vote held at a special meeting of stockholders in December 2023. On September 30, 2025, the Company's stockholders approved an amendment to the 2017 Plan, which provided for an increase in the number of shares of common stock reserved for issuance thereunder by 2,000,000 shares. As of September 30, 2025, a total of 1,072,564 of common stock remained available for issuance under the 2017 Plan.

During November 2017, the Board adopted the 2017 Inducement Equity Incentive Plan (the “Inducement Plan”) and reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan was adopted without stockholder approval.

The Inducement Plan has a 10-year term and provides for the grant of equity-based awards, including non-statutory stock options, RSUs, restricted stock, stock appreciation rights, performance shares, and performance units, and its terms are substantially similar to the 2017 Plan, including with respect to treatment of equity awards in the event of a “merger” or “change in control” as defined under the Inducement Plan. Options issued under the Inducement Plan  may have a term up to ten years and have variable vesting provisions. New hire stock option grants to non-executive employees generally vest 25% per year starting upon the first anniversary of the grant. New hire stock option grants to executive employees may contain time-based, performance-based, and/or market-based vesting. Equity-based awards issued under the Inducement Plan are only issuable to individuals not previously engaged as employees or individuals returning to employment with the Company following a bona-fide period of non-employment. In  May 2021, the Board approved an amendment to the Inducement Plan to reserve an additional 1,000,000 shares of the Company’s common stock for issuance pursuant to the Inducement Plan. And, in  March 2024, the Board approved a second amendment to the Inducement Plan to reserve an additional 2,000,000 shares of the Company’s common stock for issuance pursuant to the Inducement Plan. As of September 30, 2025, 2,328,709 shares of common stock remained available for issuance under the Inducement Plan.

A summary of stock option activity under the 2015 Plan, 2017 Plan, and Inducement Plan for the nine-months ended  September 30, 2025 is presented below:

	Stock Options Outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)
Balances — December 31, 2024	10,979,332	$9.59	7.11
Options granted	2,884,343	18.67
Options exercised	(493,431)	4.26
Options canceled	(66,500)	13.13
Options expired	—	—
Balances — September 30, 2025	13,303,744	$11.74	7.24
Exercisable — September 30, 2025	4,806,075	$13.44	5.20

Time-based Options

The Company awards time-based options which vest and become exercisable, subject to the individual’s continued employment or service through the applicable vesting date. Time-based options can have various vesting schedules, most commonly new hire grants which generally vest 25% per year starting upon the first anniversary of the grant. As of September 30, 2025, and December 31, 2024, time-based options outstanding were 8,939,677 and 8,075,265 shares, respectively. During the nine-months ended September 30, 2025, the Company granted 1,424,343 time-based options with an aggregate grant date fair value of $20.9 million.

Performance-based Options

Certain stock options awarded by the Company contain performance conditions related to certain financial measures and achievements of strategic and operational milestones. Once a specific performance condition is fulfilled, the associated options will fully vest and become exercisable. As of September 30, 2025 and December 31, 2024, performance-based options outstanding were 442,678 shares. There were no performance-based options granted during the nine-months ended September 30, 2025.

The fair value of time-based and performance-based stock options granted were determined using the Black-Scholes option pricing model. The following summarizes the range of assumptions used in calculating the fair value of the awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected term in years	5.2 - 6.3	5.0 - 6.3	5.0 - 6.9	5.0 - 6.3
Expected volatility	93% - 95%	93% - 97%	93% - 100%	91% - 97%
Risk-free interest rate	4.0% - 4.1%	4.5%	4.0% - 4.6%	4.0% - 4.5%
Dividend yield	—	—	—	—

Market-based Options

Certain stock options awarded by the Company contain market conditions related to achievement of certain market capitalization targets. The options will vest and become exercisable once the specific market capitalization targets are fulfilled. As of September 30, 2025, and December 31, 2024, market-based options outstanding were 2,721,389 and 2,461,389 shares, respectively. During the nine-months ended September 30, 2025, the Company granted 260,000 market-based options with an aggregate grant date fair value of $4.0 million.

The fair value of market-based stock options granted were determined using the Monte Carlo simulation model. The following summarizes the range of assumptions used in calculating the fair value of the awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected term in years	2.2 - 4.5	2.2 - 4.2	2.2 - 7.0	2.2 - 5.8
Expected volatility	90%	90%	90%	90%
Risk-free interest rate	3.9%	3.9%	3.9% - 4.6%	3.9% - 4.4%
Dividend yield	—	—	—	—

Market and Performance-based Options

Certain stock options awarded by the Company contain market conditions related to the achievement of certain market capitalization targets as well as the achievement of certain revenue and margin metrics. The options will vest and become exercisable once both the specific market capitalization targets as well as the specific revenue and margin targets are fulfilled. As of September 30, 2025, market and performance-based options outstanding were 1,200,000 shares. There were no market and performance-based options outstanding as of December 31, 2024. During the nine-months ended September 30, 2025, the Company granted 1,200,000 market and performance-based options with an aggregate grant date fair value of $18.9 million. There were no market and performance-based options granted during the three-months ended September 30, 2025.

As of  September 30, 2025, the Company determined it is not probable that any of the performance conditions in these grants will be achieved and therefore did not recognize any associated stock-based compensation expense during the nine-months ended September 30, 2025. The Company will reassess the probability of these performance conditions at each reporting period. The fair value of market-based stock options granted was determined using the Monte Carlo simulation model. The following summarizes the range of assumptions used in calculating the fair value of the awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected term in years	—	—	6.1 - 8.9	—
Expected volatility	—	—	90%	—
Risk-free interest rate	—	—	4.4% - 4.6%	—
Dividend yield	—	—	—	—

2017 Employee Stock Purchase Plan

The Board previously adopted, and the Company's stockholders approved, the Company’s 2017 Employee Stock Purchase Plan (the “2017 ESPP”).

The 2017 ESPP is a broad-based plan that provides employees of the Company and its designated affiliates with the opportunity to become stockholders through periodic payroll deductions that are applied towards the purchase of Company common shares at a discount from the then-current market price. Subject to adjustment in the case of certain capitalization events, a total of 250,000 common shares of the Company were available for purchase at adoption of the 2017 ESPP. Pursuant to the 2017 ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 450,000 shares, (ii) 1.5% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. In January 2025 and 2024, the Company reserved an additional 450,000 shares, respectively, under the 2017 ESPP pursuant to the evergreen provision. During the nine-months ended September 30, 2025, the Company issued 44,596 shares of common stock under the 2017 ESPP. As of September 30, 2025, 851,183 shares of common stock remained available for issuance under the 2017 ESPP.

The fair value of ESPP grants was determined using the Black-Scholes option pricing model. The following summarizes the range of assumptions used in calculating the fair value of the awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected term in years	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Expected volatility	98%	98%	98%	98%
Risk-free interest rate	3.8% - 4.0%	4.4% - 5.3%	3.8% - 4.3%	4.9% - 5.3%
Dividend yield	—	—	—	—

Stock-based Compensation

Total stock-based compensation expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of product revenue	$52	$—	$52	$—
Research and development	2,232	1,108	7,329	3,058
Selling, general and administrative	3,333	1,874	9,106	3,735
Total stock-based compensation expense	$5,617	$2,982	$16,487	$6,793

As of September 30, 2025, none of the performance conditions of the performance-based and market and performance-based options are probable to be achieved, and as such, no expense has been recognized during the three and nine-months ended  September 30, 2025.

Total stock-based compensation expense by award type was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Time-based options	$3,937	$2,131	$11,623	$4,609
Performance-based options	—	5	—	27
Market-based options	1,577	788	4,581	1,978
ESPP	103	58	283	179
Total stock-based compensation expense	$5,617	$2,982	$16,487	$6,793

7. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory facilities for its principal operations in Hayward, California, and office facilities for its corporate headquarters in Miami, Florida. These lease arrangements are both classified as operating leases.

Supplemental balance sheet information related to leases (in thousands):

	September 30,	December 31,
Assets:	2025	2024
Right-of-use assets	$6,316	$7,163

	September 30,	December 31,
Liabilities:	2025	2024
Current operating lease liabilities	$1,519	$1,355
Non-current operating lease liabilities	6,371	7,543
Total lease liabilities	$7,890	$8,898

Total cash paid for operating lease liabilities (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash paid for operating lease liabilities	$1,617	$1,425

Maturities of operating lease liabilities were as follows (in thousands):

Year ending December 31:
2025 (remaining 3 months)	$533
2026	2,225
2027	2,302
2028	2,381
2029	2,080
Thereafter	73
Total lease payments	9,594
Less imputed interest	(1,704)
Total lease liabilities	$7,890

Weighted-average remaining lease term and discount rate, as of September 30, 2025, were as follows:

Weighted-average remaining lease term	4.13
Weighted-average discount rate	9.8%

Rent expense, including common area maintenance charges, was approximately $0.6 million for each of the three-months ended September 30, 2025 and 2024, and approximately $1.9 million and $1.8 million for the nine-months ended September 30, 2025 and 2024, respectively.

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

8. Segment Reporting

The Company conducts business as one operating and reportable segment relating to the research and development of the Company’s NPS technology. The Company's chief executive officer, who is the chief operating decision maker ("CODM"), views the Company’s operations and manages its business in one operating segment. The CODM uses the Company’s consolidated net loss to monitor actual results as compared to the budget in assessing segment performance and allocation of resources. Managing and allocating resources on an entity-wide basis enables the CODM to assess the overall level of resources available and how to best deploy these resources across functions and research and development projects that are in line with the Company’s long-term company-wide strategic goals. Consistent with this decision-making process, the CODM uses financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources, and setting incentive targets. Operating expenses are used to monitor budget versus actual results. The CODM is regularly provided with more detailed expense information than what is included in our condensed consolidated statement of operations and comprehensive loss. All product sales are in the United States and there are no significant groupings of product revenue the CODM considers or reviews when making operating decisions and assessing performance.

The table below shows a reconciliation of the Company’s net loss, including the significant expense categories regularly provided to and reviewed by the CODM, as computed under U.S. GAAP to the Company’s total net loss in the statements of operations (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product revenue	$86	$—	$86	$—

Adjusted cost of product revenue[1]	172	—	172	—
Cross platform research and engineering[2]	3,546	3,084	11,133	9,586
R&D manufacturing and engineering[3]	2,328	1,376	6,658	3,498
Clinical and regulatory[4]	2,363	1,245	5,902	2,913
General and administrative[5]	3,993	3,861	11,611	10,378
Sales and marketing[6]	2,177	813	5,997	1,937
Other segment items[7]	5,874	3,276	17,299	7,684
Total other income, net	(982)	(975)	(3,338)	(1,796)
Net loss	$(19,385)	$(12,680)	$(55,348)	$(34,200)

___________________

1  Adjusted cost of product revenue includes material costs, cash compensation costs, fees paid to consultants and outside service providers and organizations, and other expenses relating to manufacturing the Company’s commercial products. It does not include stock-based compensation, depreciation, amortization, IT and facilities costs - see descriptions of Other segment items in footnote 7 and General and administrative in footnote 5 below.

2  Cross platform research and engineering includes compensation costs, fees paid to consultants and outside service providers and organizations, prototype spending and other expenses relating to the acquisition, design and development of the Company’s clinical stage devices.

3  R&D manufacturing and engineering includes compensation costs, fees paid to consultants and outside service providers and organizations, and costs associated with the procurement of materials and the manufacturing of the Company’s clinical stage devices.

4  Clinical and regulatory includes compensation costs, fees paid to consultants and outside service providers and organizations, and costs associated with clinical trials and regulatory approvals required for the development of the Company’s clinical stage devices.

5  General and administrative includes compensation costs and fees paid to consultants and outside service providers and organizations in support of the administrative functions of the Company, including finance, legal, human resources, IT and facilities.

6  Sales and marketing includes compensation costs, fees paid to consultants and outside service providers and organizations, costs associated with marketing and sales strategy as well as execution of marketing and sales initiatives for the Company's products.

7  Other segment items includes stock-based compensation, depreciation and amortization.

As of September 30, 2025, all of the Company’s long-lived assets are located in the United States.

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

Special Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements related to our expected business, new product introductions, results of clinical studies, expectations regarding regulatory clearance and the timing of FDA or non-US filings or approvals including meetings with FDA or non-US regulatory bodies, procedures and procedure adoption, future results of operations, future financial position, our ability to generate revenue, our financing plans and future capital requirements, anticipated costs of revenue, anticipated expenses, the effect of recent accounting pronouncements, our anticipated cash flows, our ability to finance operations from cash flows or otherwise, and statements based on current expectations, estimates, forecasts, and projections about the economies and markets in which we operate and intend to operate and our beliefs and assumptions regarding these economies and markets. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. You should read the “Risk Factors” section of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein. We do not assume any obligation to update any forward-looking statements.

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

Overview

We are a novel ablation company committed to health innovation using our patented Nano-pulse Stimulation (“NPS”) technology, a revolutionary energy modality that delivers nanosecond-duration pulses of electrical energy, each less than a millionth of a second long, to nonthermally clear or kill targeted cells. NPS technology, also referred to as Nanosecond Pulsed-Field Ablation (“nsPFA”) technology when used to ablate cellular tissue, can be used to treat a variety of medical conditions for which an optimal solution remains unfulfilled. We developed our proprietary nPulse System (formerly known as CellFX), a novel nsPFA delivery platform, and commercialized the initial application of its nsPFA technology to treat benign lesions of the skin. In parallel, we have designed a variety of applicators, or disposables, to explore the potential use of the nPulse platform to treat disorders in other medical specialties, such as cardiology, gastroenterology, gynecology, and otolaryngology. These applicators include devices for open surgical procedures, endoscopic or minimally invasive procedures, and endoluminal catheters, and each has been used in preclinical studies. Based on our preclinical experience and the potential to significantly improve outcomes for patients in a large and growing market, we decided in 2022 to focus our primary efforts on the use of nsPFA energy and the nPulse platform in the treatment of atrial fibrillation and in a select few other markets where it could have a profound positive impact on healthcare for both patients and providers, such as surgical soft tissue ablation.

nPulse Vybrance Percutaneous Electrode System

Our first product for soft tissue ablation in a surgical setting, the Vybrance Percutaneous Electrode System, consists of a disposable, percutaneous, needle electrode for use with our proprietary nPulse Console. This novel electrode is designed to harness and deliver the key advantages of nsPFA energy, enabling precise nonthermal removal of cellular tissue without inducing thermal necrosis.

After years of preclinical development and testing, in June 2023, we initiated a first-in-human study using our proprietary nsPFA-enabled percutaneous electrode. This study was conducted by Professor Stefano Spiezia at the Ospedale del Mare in Naples, Italy, to help us better understand and confirm the mechanism of action and tissue response of nsPFA energy in internal organs such as the thyroid. Thirty study subjects were treated, all of whom tolerated the procedure well with no reported serious side effects. Ultrasound images post procedure showed treated portions of the benign thyroid nodules were mostly resorbed with no sign of scarring or fibrosis by ultrasound, which can be a side effect of other ablation modalities using thermal energies.

In parallel, in November 2023, we filed a premarket notification 510(k) with the FDA for clearance to commercialize our novel Vybrance Percutaneous Electrode System in the United States. In March 2024, we received FDA 510(k) clearance for our Vybrance Percutaneous Electrode System for use in the ablation of soft tissue in percutaneous and intraoperative surgical procedures. More recently, in August 2024, we received FDA 510(k) clearance for a second size of the percutaneous electrode needle, which we believe will provide our customers with an additional treatment option for their patients.

Having secured 510(k) clearance to market and sell the Vybrance Percutaneous Electrode System in the United States with different sizes of percutaneous electrode needles, we have engaged with experts in the field of soft tissue ablation to gather information that will help shape our future commercial endeavors. To date, we have placed our nPulse System at nine sites in the United States under short-term evaluation and related consulting agreements pursuant to which the sites have been performing initial patient treatments and evaluating the nPulse System (“Pilot Program”) as well as initial commercial accounts. To date, the clinicians have completed more than 200 patient procedures inclusive of our Pilot Program, the PRECISE BTN clinical trial, and our first commercial procedures. We expect to pursue more clinical evidenced-based milestones throughout 2025 in connection with evaluating the limited market release of our percutaneous electrodes.

More recently, in September 2025, we commenced a clinical trial (PRECISE BTN) to generate clinical evidence to demonstrate the safety and effectiveness of this less-invasive thyroid preserving procedure and support planned commercialization of the Vybrance Percutaneous Electrode System in the United States. In the study, benign thyroid nodule soft tissue ablation procedures will be performed on up to 50 patients at up to four sites. Study endpoints evaluated during the follow-up timepoints will include safety, targeted nodule volume reduction, symptom reduction, and improvements in quality of life and cosmesis over various follow-up periods. Enrollment rates have been encouraging, with over twenty patients treated to date and expect to complete enrollment in Q1 2026.

Our Cardiac Surgical Program

Atrial fibrillation (“AF”) is a type of heart arrythmia, or irregular heartbeat, caused by faulty electrical signals in the heart. AF is a highly prevalent condition and is growing significantly with an ageing population. It is estimated that 43 million people worldwide are affected by AF. Treatment requires the precise and safe ablation of heart tissue to block or otherwise prevent these faulty electrical signals from causing the irregular heartbeat, and we believe nsPFA energy is uniquely suited to perform an integral role for this application and that it will prove to be highly differentiated from standard thermal energy modalities in use today.

The results of preclinical and clinical testing of both our nPulse cardiac products, namely our surgical ablation clamp and our endocardial ablation catheter, have exceeded our expectations and initial data have been presented at physician and industry conferences. While these devices serve different physicians, the application of the energy to safely and effectively ablate cardiac tissue and the treatment of AF are the same, and we believe there will be important synergies realized through their contemporaneous development. The Company’s cardiac surgical ablation clamp and cardiac endocardial ablation catheter both generate our proprietary nsPFA pulses of electrical energy. We discuss each of these products under development in more detail below.

nPulse Cardiac Clamp

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

We believe our nsPFA energy can provide important advantages over today’s thermal modalities in creating these ablation lines. For example, surgeons using the nPulse System should be able to deliver faster ablations and through thicker tissue than thermal modalities because of the nonthermal mechanism of action that nsPFA employs, which is not affected by heatsinks such as blood in the heart. In preclinical studies, our nsPFA Cardiac Clamp has consistently achieved transmural ablations in less than two seconds, independent of tissue type or thickness. Moreover, thermal modalities can cause char formation on electrode surfaces which can cause gaps in the ablation lines that might lead to treatment failure. This should not be an issue with nsPFA ablation given its nonthermal nature. Also, because nsPFA ablation does not significantly impact acellular tissue, such as collagen or cartilage, our technology has the potential to offer significant safety advantages over thermal modalities by allowing surgeons to ablate near and into vessels and valves without concern of permanent damage. And finally, nsPFA ablation has been shown to spare nerves of any permanent damage, even when treated directly, which is another concern for thermal modalities. We believe these advantages will be important to cardiac surgeons, so we are working with leaders in the field to develop this technology quickly.

Over the last several years, we have been developing our cardiac ablation clamp from proof-of-concept to prototype, and we now have what we believe will be our initial commercial design. The device was designed with the input of key physicians in cardiac surgery, and we believe it will offer a highly differentiated option relative to the standard of care thermal modalities. Since 2023, we have been meeting with the FDA to discuss the regulatory requirements for a potential 510(k) clearance or other approval to market our cardiac clamp in the United States. Today, we plan to pursue a PMA application for FDA approval to market the cardiac clamp specifically as a surgical way to treat AF.  Seeking an AF indication through a PMA application will require pivotal clinical data to support the application. We have received approval of our IDE to initiate our pivotal clinical trial of the cardiac surgical clamp and have treated our first patient. This single-arm, prospective study is designed to demonstrate primary effectiveness of the nsPFA Cardiac Surgical System for the treatment of AF in concomitant surgical procedures. Up to twenty sites, including two outside the United States, are planned to enroll up to 136 patients. With PMA approval, we expect that we would then commercialize the nPulse Cardiac Surgical System in the United States specifically as a treatment for AF. Separately, we have already enrolled 44 patients in our first-in-human clinical feasibility study of the cardiac clamp, a multi-site study of AF in the Netherlands and Poland. All of the patients in our first-in-human study have tolerated the procedure well and acute data have been encouraging. The data have served to provide an initial safety profile in support of the IDE submission for the pivotal clinical trial of our cardiac surgical ablation clamp as a surgical way to treat AF.

In July 2024, we received Breakthrough Device Designation from the FDA for our nPulse Cardiac Surgery System for the treatment of AF. The FDA’s Breakthrough Devices Program is a voluntary program for certain medical devices that potentially provide for more effective treatment or diagnosis of a life-threatening or irreversibly debilitating disease or condition. More recently, our Cardiac Surgery System was enrolled in the FDA’s Total Product Life Cycle (TPLC) Advisory Program (TAP). The FDA’s Center for Devices and Radiological Health (CDRH) launched the TAP program to help generate more rapid development of high-quality, safe, effective, and innovative medical devices that are critical to public health. TAP’s primary goal is to expedite patient access to innovative medical devices by providing early, frequent and strategic communications with the FDA and facilitating engagement with other key parties for developers of devices of public health importance. Both programs are designed to expedite the development, assessment, and review of medical devices for premarket approval, 510(k) clearance, or De Novo marketing authorization. Breakthrough Devices, even those enrolled in the FDA’s TAP Program, must still meet the FDA’s rigorous standards for device safety and effectiveness in order to be authorized for marketing, however.

nPulse 360° Cardiac Catheter

We believe our endocardial catheter ablation device will have many of the same advantages that the surgical ablation clamp appears to have with respect to both performance and safety compared to standard thermal modalities. Our nPulse Cardiac Catheter is uniquely designed to provide a circumferential, or circular, ablation in a single treatment cycle. We believe this will enable faster treatment times compared to what is currently performed with thermal modalities, especially when ablating around the pulmonary veins, a common treatment approach for AF.

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

Similar to the cardiac ablation clamp, our proprietary catheter has been in development for several years and we have been working with leaders in the electrophysiology field to test the catheter in preclinical studies. After seeing encouraging preclinical results, in December 2023, we initiated a clinical study in Prague, Czech Republic, to test our nPulse 360° Cardiac Catheter in patients with AF and both acute data and remapping data from this study have been promising. We therefore expanded the initial clinical protocol in 2024 to include participation by two additional sites. In May 2025, we initiated a clinical study in Rome, Italy, with Dr. Andrea Natale M.D., F.A.C.C., F.H.R.S., F.E.S.C., a world recognized leader in the world of electrophysiology and the current Executive Director at the Texas Cardiac Arrhythmia Institute. Total enrollment consists of 150 patients treated to date. Investigators have successfully remapped more than 90 of the study participants and we have been encouraged by the results seen in the study. Therefore, given the compelling data to date, we have submitted our IDE for review by the FDA and expect to resolve several remaining open items over the next couple of months and will be in position to commence the study in Q1 2026. We continue to believe we will need PMA approval from the FDA in order to market and sell our catheter in the United States.

The nPulse Console

The nPulse Console is a tunable, software-enabled, console-based platform, designed to accommodate the clinical workflow preferred by physicians. The nPulse System is configured to accept a variety of disposable applicators or electrodes across a range of clinical applications. In February 2021, we received 510(k) clearance from the FDA for the nPulse System for dermatologic procedures requiring ablation and resurfacing of the skin. In January 2021, we received Conformité Européene (“CE”) marking approval for the nPulse System, which allows for marketing of the system in the European Union (“EU”). Shortly after these regulatory clearances, we began commercializing the nPulse System in dermatology for the treatment of benign skin lesions. However, in September 2022, we announced a shift in our focus from dermatology to cardiology and soft tissue ablation. We have ceased all commercial sales and marketing operations in dermatology. At the present time, we continue to support our remaining commercial users and remain open to a potential commercial partnership. The nPulse System is being used for our current efforts in the treatment of AF and as part of the Vybrance Percutaneous Electrode System.

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

The source, timing and availability of any future financing will depend largely upon market conditions and perceived progress in the Company’s commercialization efforts, on-going product development initiatives, as well as future clinical and regulatory developments concerning the nPulse System and our other NPS-based technologies. Funding may not be available when needed, at all or on terms acceptable to us. Lack of necessary funds may require us to, among other things, delay, scale back or eliminate some or all of our commercial activities, reduce headcount, trim research and product development programs, discontinue clinical trials, stop all or some of our manufacturing operations, defer capital expenditures, deregister from being a publicly traded company and delist from Nasdaq, or license our potential products or technologies to third parties, possibly on terms that cannot sustain our current business. In addition, economic instability caused by the armed conflicts in the Middle East and Ukraine, tariffs and interest rates, together with other market factors, could have an adverse impact on potential sources of future financing.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our critical accounting policies and estimates. As such, we believe that the assumptions and estimates associated with our most critical accounting policies relate to stock-based compensation and income taxes. Our critical accounting policies and estimates are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2024.  Additionally, a modification to the stock-based compensation policy is described as follows:

Stock-Based Compensation

In the first quarter of 2025, we issued certain executives stock options with both market-based and performance-based vesting conditions. These vesting conditions relate to both the achievement of certain market capitalization targets of the Company, as well as the achievement of certain revenue and margin metrics. Using a Monte Carlo simulation model, we estimated the fair value of the market-based options on the grant date, along with a derived service period. Compensation expense for the awards is recognized over the requisite service period, which is the longer of the derived service period or the implicit service period (the period when the performance condition is expected to be met). Compensation expense is recognized only once it becomes probable that the associated performance condition will be achieved and the employee is expected to render the requisite service. Once these criteria are met, we will recognize expense using the accelerated attribution method over the requisite service period. If, at any point, the performance condition is no longer probable of being achieved or the employee is no longer expected to complete the requisite service period, any previously recognized expense will be reversed. Additionally, if both the market and performance conditions are satisfied before the end of the requisite service period, any remaining unrecognized expense will be recognized immediately, provided that the employee is still providing service.

The Monte Carlo simulation models require us to make assumptions and judgements about the variables used in the calculations including the expected volatility, the risk-free interest rate, cost of equity, and the expected term. The assumptions used in the option-pricing model represent our best estimates. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

Recent Accounting Pronouncements

Refer to the “Recent Accounting Pronouncements” in Note 2 of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional disclosures around recently issued accounting pronouncements.

Segment and Geographical Information

We have one operating and reporting segment and reports segment information in accordance with ASC 280, Segment Reporting. The Company’s Chief Executive Officer, who is the chief operating decision maker ("CODM"), reviews financial information on an aggregate basis for allocating and evaluating financial performance; however, the CODM is regularly provided with more detailed expense information than what is included in the Condensed Consolidated Statement of Operations and Comprehensive Loss. See Note 8 for further details of the Company's segment disclosures.

Results of Operations

Comparison of the three-months ended September 30, 2025 and 2024

Our condensed consolidated statements of operations as discussed herein are presented below:

	Three Months Ended
	September 30,
(in thousands)	2025	2024	$ Change
Revenue:
Product revenue	$86	$—	$86

Cost and expenses:
Cost of product revenue	279	—	279
Research and development	11,393	7,703	3,690
Selling, general and administrative	8,781	5,952	2,829
Total cost and expenses	20,453	13,655	6,798
Loss from operations	(20,367)	(13,655)	(6,712)

Other income (expense):
Interest income	1,001	976	25
Other expense	(19)	(1)	(18)
Total other income	982	975	7
Net loss	$(19,385)	$(12,680)	$(6,705)

Revenue

Product revenue was $0.1 million for the three-months ended September 30, 2025. There was no revenue for the three-months ended September 30, 2024. The total revenue generated was in connection with the limited market release commercial sales of the Vybrance Percutaneous Electrode System.

Cost of Product Revenue

Cost of product revenue was $0.3 million for the three-months ended September 30, 2025. There was no cost of product revenue for the three-months ended September 30, 2024. The first commercial sales of our Vybrance Percutaneous Electrode System occurred in the third quarter of 2025.

Research and Development

Research and development expenses consist of compensation and other employee-related expenses for research and development personnel, clinical trials and consulting costs related to the design, development and enhancement of our potential future products, prototype material and devices.

Research and development expenses increased by $3.7 million to $11.4 million for the three-months ended September 30, 2025, compared to $7.7 million during the same period in 2024 primarily due to increases of $1.5 million in paid services and external research, $1.1 million in stock-based compensation, and $1.1 million in compensation and other employee-related expenses.

Selling, General and Administrative

Selling, general and administrative expenses consist of compensation and other employee-related expenses for sales, marketing, executives, finance, legal, human resources, information technology, and administrative personnel, professional fees, patent fees and costs, insurance costs and other general corporate expenses. Selling, general and administrative expenses increased by $2.8 million to $8.8 million for the three-months ended September 30, 2025, compared to $6.0 million during the same period in 2024 primarily due to increases of $1.5 million in stock-based compensation, $1.0 million in compensation and other employee-related expenses, and $0.3 million in promotional costs.

Interest Income

Interest income for the three-months ended September 30, 2025, was flat when compared to the same period in 2024.

Comparison of the nine-months ended September 30, 2025 and 2024

Our condensed consolidated statements of operations as discussed herein are presented below:

	Nine Months Ended
	September 30,
(in thousands)	2025	2024	$ Change
Revenue:
Product revenue	$86	$—	$86

Cost and expenses:
Cost of product revenue	279	—	279
Research and development	33,794	21,674	12,120
Selling, general and administrative	24,699	14,322	10,377
Total cost and expenses	58,772	35,996	22,776
Loss from operations	(58,686)	(35,996)	(22,690)

Other income (expense):
Interest income	3,385	1,804	1,581
Other expense	(47)	(8)	(39)
Total other income	3,338	1,796	1,542
Net loss	$(55,348)	$(34,200)	$(21,148)

Revenue

Product revenue was $0.1 million for the nine-months ended September 30, 2025. There was no revenue for the nine-months ended September 30, 2024. The total revenue generated was in connection with the limited market release commercial sales of the Vybrance Percutaneous Electrode System.

Cost of Product Revenue

Cost of product revenue was $0.3 million for the nine-months ended September 30, 2025. There was no cost of product revenue for the nine-months ended September 30, 2024. The first commercial sales of our Vybrance Percutaneous Electrode System occurred in the third quarter of 2025.

Research and Development

Research and development expenses consist of compensation and other employee related expenses for research and development personnel, clinical trials and consulting costs related to the design, development and enhancement of our potential future products, prototype material and devices.

Research and development expenses increased by $12.1 million to $33.8 million for the nine-months ended September 30, 2025, compared to $21.7 million during the same period in 2024 primarily due to increases of $4.3 million in stock-based compensation, $3.8 million in paid services and external research, $3.2 million in compensation and other employee-related expenses, $0.5 million in supplies, and $0.2 million in facilities and IT expenses.

Selling, General and Administrative

Selling, general and administrative expenses consist of compensation and other related employee expenses for sales, marketing, executives, finance, legal, human resources, information technology, and administrative personnel, professional fees, patent fees and costs, insurance costs and other general corporate expenses. Selling, general and administrative expenses increased by $10.4 million to $24.7 million for the nine-months ended September 30, 2025, compared to $14.3 million during the same period in 2024 primarily due to increases of $5.4 million in stock-based compensation, $3.9 million in compensation and other employee-related expenses, and $1.6 million in paid services, promotional, and general administrative costs. These increases were partially offset by a decrease of $0.6 million driven by funds received from an insurance claim in relation to a legal settlement.

Interest Income

Interest income increased by $1.6 million to $3.4 million for the nine-months ended September 30, 2025, compared to $1.8 million during the same period in 2024 driven by increased returns on higher cash balances.

Liquidity and Capital Resources

To date, we have generated limited revenue from product sales. Since inception, we have funded our business primarily through the issuance of equity securities and debt. Over the next few years, we intend to invest in research and development to develop additional commercially viable products and to assess the feasibility of potential future products.

On July 3, 2024, we announced the closing of our 2024 Rights Offering. The 2024 Rights Offering resulted in the sale of six million 2024 Units, at a price of $10.00 per 2024 Unit. Each 2024 Unit consisted of one share of our common stock, par value $0.001 per share, and two warrants, each being a warrant to purchase one-half of one share of common stock. The common stock and warrants comprising the 2024 Units separated upon the closing of the 2024 Rights Offering and were issued individually. Upon the closing of the offering, we issued a total of 5,999,998 shares of common stock and warrants to acquire up to approximately an additional six million shares of common stock, at an exercise price of $11 per whole share, and we received aggregate gross proceeds of $60 million. Robert W. Duggan, the Company’s majority stockholder and Co-Chairman, purchased approximately 88% of the units offered through the 2024 Rights Offering. Half of the warrants issued in the rights offering were redeemable by us if our volume-weighted average price ("VWAP") exceeded 150% of the exercise price, or $16.50, for twenty consecutive trading days. In December 2024, we delivered an irrevocable notice of redemption to redeem this first tranche of common stock warrants because the VWAP of our common stock over the twenty consecutive trading days before the notice was $18.85. Then, in February 2025, we redeemed 18,221 warrants, specifically the ones subject to the 150% redemption feature, on the announced redemption date. The other half of the warrants issued in the 2024 Rights Offering are redeemable by us if our VWAP exceeds 200% of the exercise price, or $22.00, for twenty consecutive trading days. As of September 30, 2025, there were no outstanding 2024 Rights Offering Warrants subject to the 150% redemption feature and there were 411,907 outstanding 2024 Rights Offering Warrants subject to the 200% redemption feature, entitling holders to purchase up to approximately 205,953 shares of common stock. During the nine-months ended September 30, 2025, we have received a total of $14.1 million in gross proceeds from exercises of the 2024 Rights Offering Warrants. Cumulatively, as of September 30, 2025, we have received a total of $63.5 million in gross proceeds from exercises of the 2024 Rights Offering Warrants.

Our condensed consolidated statements of cash flows as discussed herein are presented below:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(39,367)	$(27,199)
Net cash used in investing activities	(230)	(72)
Net cash provided by financing activities	16,773	61,939
Net (decrease) increase in cash and cash equivalents	$(22,824)	$34,668

To date, we have generated limited revenue and used cash in our operating activities. As a result, we have incurred significant operating losses in each year since our inception and we may continue to incur additional losses for the next several years. As of September 30, 2025, we had cash and cash equivalents of $95.2 million. We believe that our existing cash and cash equivalents will be sufficient to fund our projected operating requirements for at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q. However, we plan to raise additional capital in the future. We can give no assurance, at this time, that additional financing or a collaboration will be available when needed on terms acceptable to us, however.

These expectations are based on our current operating and financing plans which are subject to change. Until we are able to generate sustainable product revenue at profitable levels, we expect to finance our future cash needs through public or private equity offerings, debt financings, and/or potential new collaborations. Such additional funds may not be available on terms acceptable to us or at all. If we raise funds by issuing equity or equity-linked securities, the ownership of some or all of our stockholders may be diluted, and the holders of new equity securities may have priority rights over our existing stockholders. If adequate funds are not available, we may be required to curtail operations significantly or obtain funds by entering into agreements on unattractive terms. Our inability to raise capital could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, lack of necessary funds may require us to, among other things, reduce headcount, trim research and product development programs, discontinue clinical trials, defer capital expenditures, deregister from being a publicly traded company and delist from Nasdaq, or license our potential products or technologies to third parties, possibly on terms that cannot sustain our current business. In addition, the ongoing armed conflicts in the Middle East, Ukraine, and elsewhere, as well as increasing tariffs on international trade, which have negatively impacted the global macroeconomic environment and capital markets, may make it more difficult for us to raise additional funds.

Operating Activities

During the nine-months ended September 30, 2025, we used cash in the amount of $39.4 million in operating activities. The difference between cash used in operating activities and net loss consisted primarily of stock-based compensation, depreciation and amortization, with a decrease in accrued expenses and increases in prepaid expenses and other current assets, inventory, and accounts payable.

During the nine-months ended September 30, 2024, we used cash in the amount of $27.2 million in operating activities. The difference between cash used in operating activities and net loss consisted primarily of stock-based compensation, depreciation and amortization, as well as a decrease in accounts payable and an increase in prepaid expenses and other current assets.

Investing Activities

Our investing activities consist primarily of investment purchases, sales and maturities and capital expenditures.

During the nine-months ended September 30, 2025, we used cash in the amount of $0.2 million in investing activities which was driven primarily by the purchase of property and equipment.

During the nine-months ended September 30, 2024, we used cash in the amount of $0.1 million in investing activities which was driven by the purchase of property and equipment.

Financing Activities

During the nine-months ended September 30, 2025, cash provided by financing activities was $16.8 million, primarily due to $14.1 million of proceeds from the exercise of warrants, $2.1 million of proceeds from the exercise of stock options, and $0.6 million of proceeds from issuance of common stock under employee stock purchase plan.

During the nine-months ended September 30, 2024, cash provided by financing activities was $61.9 million, primarily due to $59.6 million of net proceeds from the 2024 Rights Offering, $1.5 million of proceeds from the exercise of warrants, $0.5 million of proceeds from issuance of common stock under employee stock purchase plan and $0.5 million of proceeds from the exercise of stock options, offset by $0.2 million of deferred issuance costs in relation to a future at-the-market equity offering.

Contractual Obligations

There have been no material changes outside the ordinary course of our business to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Off-Balance-Sheet Arrangements

As of September 30, 2025, we did not have any transactions, obligations or relationships that constitute off-balance sheet arrangements.

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

We cannot assure investors that our technology will be adopted or that we will ever achieve sustainable revenue sufficient to support our operations. Even if we are able to generate revenue, there can be no assurances that we will be able to achieve profitability or positive operating cash flows. There can be no assurances that we will be able to secure additional financing in the future on acceptable terms or at all. If our technology cannot be used to successfully treat AF, tumors and nodules, or if our cash resources are insufficient to satisfy our ongoing cash needs, we would be required to, among other things, delay, scale back or eliminate some or all of our activities, reduce headcount, trim research and product development programs, discontinue clinical trials, stop all or some of our manufacturing operations, defer capital expenditures, deregister from being a publicly traded company and delist from Nasdaq, license our potential products or technologies to third parties, possibly on terms that cannot sustain our current business, or curtail, suspend or discontinue our operations entirely.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive and principal financial officers, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective (a) to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (b) to include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act, as amended, that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

Risks Related to Our Financial Position and Need for Additional Capital

●	We will need to obtain additional funding to finance our operations and complete the development and commercialization of our products. If we do not receive substantial capital when needed, we may be forced to restrict our operations or delay, reduce or eliminate our product development programs.

●	We depend heavily on the success of NPS to nonthermally clear targeted cells while sparing adjacent noncellular tissue. If we are unable to successfully develop and commercialize this patented technology, or experience significant delays in doing so, we may extend the period during which we will incur significant financial losses as a company.

●	We are a development-stage company with very limited experience commercializing products. We have incurred significant losses since our inception. We anticipate that we will continue to incur losses for at least the next several years and may never generate profits from operations or maintain profitability.

●	We will need to raise additional capital, which may result in further dilution to our investors, or incur indebtedness. The servicing of future debt may impair our liquidity position.

Risks Related to the Development and Commercialization of our Medical Products

●	Medical device development and commercialization is a complex, time-consuming and expensive process. Our industry is fraught with risk and a high rate of failure.

●	We can provide no assurance that our clinical product candidates, including our product candidates for the treatment of atrial fibrillation ("AF"), such as our nPulse Cardiac Clamp and our nPulse 360° Cardiac Catheter, will obtain regulatory approval or that the results of clinical studies will be favorable.

●	We have had very limited sales and marketing experience and can give no assurances that our devices will be adopted by surgeons or other physicians to treat any medical condition.

●	Regulatory requirements and timelines may affect the scope and timeline of our trials and the potential market for our product candidates, including the possibility of significant delays to any product launch.

●	The medical device industry is characterized by intense competition, rapid technological changes, new product introductions and enhancements, and evolving industry standards. If we do not develop and obtain regulatory clearances or approvals for new products or product enhancements in time to meet market demand, or if there is insufficient demand for our products or enhancements, our results of operations will suffer.

●	Commercialization of our product candidates could be delayed or prevented if we experience any number of possible unforeseen events in connection with our clinical trials.

●	If clinical trials of our product candidates fail to demonstrate safety and effectiveness to the satisfaction of applicable regulatory bodies, such as the U.S. Food and Drug Administration or the European Medicines Agency, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our medical devices.

Risks Related to Our Industry and Market

●	We face substantial competition, which may result in others developing or commercializing competitive products before or more successfully than we do.

●	We compete against well-established incumbent technologies offering products in cardiology, oncology, and minimally invasive procedures. Many of these companies currently have greater financial, technical, research, and/or other resources than we do and have larger and more established manufacturing capabilities and marketing, sales, and support functions.

●	We may pursue business development opportunities to expand or enhance our pipeline of potential products, including through potential acquisitions of and/or collaborations with other entities or the acquisition of products unrelated to NPS technology, which may not achieve intended results or could increase the number of our outstanding shares, result in a change of control or cause us to incur a material amount of indebtedness.

Legal, Tax, Regulatory, and Compliance Risks

●	Our ability to commercialize any of our product candidates is subject to substantial regulatory and legislative uncertainty, including as to pricing, reimbursement practices or other healthcare initiatives which could harm our business.

●	We may face costly legal claims such as litigation related to product liability or alleged intellectual property infringement.

●	Trade tariffs and changes at the U.S. FDA may adversely affect our operating costs and timelines.

●	We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations. We can face serious consequences for violations of these laws and regulations.

Risks Related to Our Intellectual Property, Cybersecurity and Data Privacy

●	We rely upon patents to protect our technology. We may be unable to protect our intellectual property rights and we may be liable for infringing the intellectual property rights of others.

●	Our actual or perceived failure to comply with stringent and changing obligations related to data privacy and security could lead to regulatory investigations and actions, litigation, fines and penalties, disruptions to our business operations, reputational harm, loss of revenue and profits, and other adverse business impacts.

●	We are exposed to risks related to cybersecurity and data privacy threats and incidents and we are subject to restrictions and changes in laws and regulations governing our data privacy and data protection, any of which could have a material adverse effect on our business.

Risks Related to Corporate Governance and Employee Relations

●	Our future success depends on our ability to retain our chief executive officers and other key executives and to attract, retain and motivate qualified personnel.

●	Our Co-Chairman owns approximately 72% of the voting power of the outstanding shares of our common stock and, as a result, investors may have limited ability to affect either the corporate governance of the Company or the taking of certain major decisions.

Risks Related to Owning Our Common Stock

●	Substantial future sales of our shares of common stock in the public market, or the perception that these sales could occur, could cause the price of the shares to decline significantly, even if our business is doing well.

●	The prices of our shares of common stock may be volatile and fluctuate substantially, which could result in substantial losses for our stockholders.

●	72% of our outstanding shares are owned by our Co-Chairman, Robert Duggan, and his affiliates, which can reduce liquidity of our stock. Historically, our trading volume on Nasdaq has been low.

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

To date, we have not generated significant revenue and we have historically relied on financing from the sale of equity securities and loans to fund our operations. We expect that our future financial results will depend primarily on our success in launching, selling, and supporting our therapies and procedures using our NPS technology. We expect to expend significant resources on hiring of personnel, continued scientific and product research and development, potential product testing and preclinical and clinical investigation, intellectual property development and prosecution, capital expenditures, working capital, selling, general and administrative expenses, and fees and expenses associated with our capital raising efforts. We expect to incur costs and expenses related to consulting costs, laboratory development costs, hiring of scientists, engineers, sales representatives, and other operational personnel, and the continued development of relationships with potential partners. We are incurring significant operating losses, we expect to continue to incur additional losses for at least the next several years, and we cannot assure you that we will generate substantial revenue or be profitable in the future. There are no assurances that our future products will be cleared or approved or become commercially viable or accepted for use. Even with commercially viable applications of our technology, which may include licensing, we may never recover our research and development expenses.

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

Our revenue and future profitability are entirely dependent upon one family of products, the nPulse System, and one platform technology, Nano-pulse Stimulation.

Our revenue to date has been generated entirely from the nPulse System, which consists of a console, connectors and end-effectors, and these products and all our potential products under development are based upon the same patented platform technology, Nano-Pulse Stimulation ("NPS"). Our future revenue is therefore dependent on the success of these products under development and platform technology. Reliance on a single family of products and single platform technology could negatively affect our results of operations and financial condition. Our ability to become profitable will depend upon the commercial success of these future products and platform technology.

We intend to market the Vybrance Percutaneous Electrode System primarily to Otolaryngologists, Endocrine Surgeons, and Interventional Radiologists (“surgeons”) who may be slow or fail to adopt our products or who may use our products in only a small percentage of their eligible patients for a variety of reasons, including but not limited to:

●	lack of experience with our products;

●	lack of adequate reimbursement of patient costs or lack of evidence showing that procedures using our devices are reimbursable by third party payers;

●	lack of conviction regarding evidence supporting cost benefits or cost effectiveness of our products over existing alternatives;

●	lack of clinical data showing longer-term patient benefits;

●	the possible introduction of new technologies competitive to our products; and

●	liability risks generally associated with the use of new products and procedures.

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

The Company may, from time to time, provide financial guidance about its business and future operating results. In developing this guidance, the Company’s management must make certain assumptions and judgments about its future operating performance, including but not limited to projected hiring of sales and marketing professionals, growth of revenue in the relevant device markets, increase or decrease of its market share, costs of production of its recently introduced products, and stability of the macro-economic environment in the Company’s key markets. Furthermore, analysts and investors may develop and publish their own projections of the Company’s business, which may form a consensus about the Company’s future performance. The Company’s business results may vary significantly from any such guidance or consensus due to a number of factors, many of which are outside of the Company’s control, and which could adversely affect its operations and operating results. Furthermore, if the Company makes downward revisions of its own previously announced guidance, or if the Company’s publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of the Company’s common stock could decline.

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

The medical technology, medical device, biotechnology, and pharmaceutical industries are characterized by intense and dynamic competition to develop new technologies and proprietary therapies. We face competition from several sources, such as pharmaceutical companies, medical device companies, generic drug companies, biotechnology companies, and academic and research institutions. For example, Abbott Laboratories, AtriCure, Inc., Boston Scientific Corporation, Johnson & Johnson (Biosense Webster), Medtronic plc, and several other companies all sell ablation-based surgical and catheter-based medical devices for the treatment of heart arrhythmias, including AF, and additionally, many of these companies are also actively developing PFA products for the treatment of AF. We will find ourselves in competition with one or more of these companies, all of which may have competitive advantages over us, such as:

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

We have very limited experience selling the nPulse System.

Successfully commercializing medical devices such as ours is a complex and uncertain process. We began marketing and selling the nPulse System in the United States, Canada, and certain limited European markets in late 2021 to dermatologists through a limited direct sales force. In January 2022, we established an operating company in the Netherlands to further enhance our operations in Europe. However, in 2022 and 2023, we eliminated all of our full-time sales and marketing positions and, as of December 31, 2024, we had no international sales force and very few employees in the Unites States with sales and marketing experience. We have only just recently begun to hire employees to help market and sell our Vybrance Percutaneous Electrode System. We therefore have had limited experience marketing and selling the nPulse System and our revenue and cash flows have been volatile and difficult to predict.

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

Recent and future growth imposes significant added responsibilities on management, including the need to identify, recruit, train, and integrate additional employees. Rapid expansion in personnel could mean that fewer experienced people carry out our research and development activities, manufacture, market, and sell nPulse Systems and NPS therapies and procedures, which could result in inefficiencies and unanticipated costs, reduced quality, and disruptions to our operations. In addition, rapid and significant growth may strain our administrative and operational infrastructure, and the failure to continue to upgrade our technical, administrative, operating, and financial control systems, or the occurrence of other unexpected expansion difficulties, could have a material adverse effect on our business, financial condition and results of operations, and our ability to timely execute our business plan. We may be unable to maintain the quality of, or delivery timelines of, our products or satisfy customer demand as it grows. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures. We may implement new enterprise software systems in a number of areas affecting a broad range of business processes and functional areas. The time and resources required to implement these new systems is uncertain and failure to complete this in a timely and efficient manner could harm our business. We cannot guarantee that any of the personnel, systems, procedures, and controls we put in place will be adequate to support the manufacture and distribution of our products. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed.

We must successfully educate and train surgeons and their staff on the proper use of the nPulse System; if our customers do not adopt our technology into their medical practices, or adopt our technology slower than expected, our business could suffer.

Although most surgeons may have adequate knowledge on how to use our novel nPulse System based on their clinical training and experience, we believe that the most effective way to introduce and build market demand for our products is by directly training surgeons and other physicians in the use of our products. Convincing them to dedicate the time and energy necessary for adequate training is challenging, and we cannot assure you that we will succeed in these efforts. If surgeons and other physicians are not properly trained, they may not use our products and, as a result, we may not maintain or grow our sales or achieve or sustain profitability. If surgeons and other physicians are not properly trained, they may also misuse or ineffectively use our products, which may result in unsatisfactory patient outcomes, patient injury, negative publicity, or lawsuits against us, any of which could have a significant adverse effect on our business, financial condition and results of operations.

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

We may encounter manufacturing problems or delays that could result in lost revenue or slower than anticipated product development. Additionally, we currently rely on third-party suppliers for critical components needed to manufacture the nPulse System and related applicators. Any problems experienced by these suppliers could result in a delay or interruption of their supply to us and, as a result, we may face delays in the development and commercialization of products.

We currently rely upon third-party suppliers to manufacture and supply components for the nPulse System and for our products under development. We perform final assembly of our nPulse devices at our facility in California. The manufacture of the nPulse components in compliance with the FDA’s regulations requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of medical device products often encounter difficulties in production, including difficulties with production costs and yields, quality control, quality assurance testing, shortages of qualified personnel, as well as compliance with applicable regulations, both foreign and domestic.

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

We believe that the commercial viability of the nPulse System and any potential devices and products and related treatments, and therefore our commercial success as a company, may be affected by the availability of government reimbursement and medical insurance coverage and reimbursement for newly approved medical therapies, technologies, and devices. Insurance coverage and reimbursement are not assured. It typically takes a period of use in the marketplace before coverage and reimbursement are granted, if it is granted at all. In the United States and in many other jurisdictions, surgeons and other physicians and other healthcare providers generally rely on insurance coverage and reimbursement for their revenue, therefore this is an important factor in the overall commercialization plans of a proposed product and whether it will be accepted for use in the marketplace. Without insurance coverage and reimbursement for our planned products, we would expect to earn only diminished revenue, if any revenue is earned.

Medicare, Medicaid, health maintenance organizations, and other third-party payers are increasingly attempting to contain healthcare costs by limiting both the scope of coverage and the level of reimbursement of new medical technologies and products. As a result, they may not cover or provide adequate payment for the use of the nPulse System or planned products in development. In order to obtain satisfactory reimbursement arrangements, we may have to agree to reduce our fee or sales price below what we currently expect to charge customers, which could adversely affect our profit margins. Moreover, each plan may separately require us to provide scientific and clinical support for the use of our products and, as a result, the coverage determination process is often a time-consuming and costly process with no assurance that coverage and adequate reimbursement will be applied consistently or obtained at all. Even if Medicare and other third-party payers decide to cover procedures involving the nPulse System and our proposed devices and products, we cannot be certain that the reimbursement levels will be adequate. Accordingly, even if these products are approved for commercial sale, unless government and other third-party payers provide adequate coverage and reimbursement for our devices and products, some surgeons and other physicians may be discouraged from using them, and our sales would suffer.

Medicare reimburses for medical technologies and products in a variety of ways, depending on where and how the item is used. However, Medicare only provides reimbursement if CMS determines that the item should be covered and that the use of the device or product is consistent with the coverage criteria. A coverage determination can be made at the local level by the Medicare administrative contractor, a private contractor that processes and pays claims on behalf of CMS for the geographic area where the services were rendered, or at the national level by CMS through a national coverage determination. There are statutory provisions intended to facilitate coverage determinations for new technologies, but it is unclear how these provisions might apply to the nPulse System or to any of our proposed devices and products, as they are still largely in the development stages. Coverage presupposes that the technology, device, or product has been cleared or approved by the FDA and further, that the coverage will be consistent with the approved intended uses of the device or product as approved or cleared by the FDA, but coverage can be narrower. A coverage determination may be so limited that relatively few patients will qualify for a covered use of a device or product.

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

Risks Related to Product Development and Product-Related Risks

Our nPulse System and any future product candidates may cause serious adverse side effects or have other properties that could delay or prevent their regulatory approval, limit their commercial desirability or result in significant negative consequences.

The risk of failure of clinical development is high. For example, the vast majority of our in vivo data has been a result of animal testing outside of cardiac animal models, and we have only completed a limited number of feasibility studies in humans. Undesirable side effects caused by the nPulse System, NPS pulses, or any of our planned future products could cause us, any partners of ours, or regulatory authorities to interrupt, delay or halt clinical trials or to revoke previously granted regulatory approvals. Undesirable side effects could also result in more restrictive labeling requirements or the delay or denial of regulatory approval of planned future products by the FDA or other comparable foreign regulatory authority.

Additionally, if we or others identify undesirable side effects caused by the nPulse System, a number of potentially significant negative consequences could result, including:

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

Any of these events could prevent us from achieving or maintaining market acceptance of the nPulse System or of any future particular planned product, if approved.

Clinical development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure or delay can occur at any time during the clinical trial process. For example, success in nonclinical studies and early feasibility clinical studies does not ensure that the expanded clinical trials needed to support regulatory submissions will be successful. Setbacks can be caused by, among other things, nonclinical findings made while clinical trials are underway, safety or efficacy observations made in clinical trials, including previously unreported adverse events, or post-approval observations. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval or clearance for our product candidates or to expand the existing approvals or clearances for our existing products. To date, we have had only limited clinical experience treating AF with our nPulse 360° Cardiac Catheter and our nPulse Cardiac Surgery Clamp and only limited clinical experience treating benign thyroid nodules with our Vybrance Percutaneous Electrode System; our past successes in dermatology may not translate into similar results in cardiology or in any other medical field.

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

If we fail to maintain necessary regulatory clearance for our products, or if clearances or approvals for future devices and indications are delayed or not issued, the commercial prospects for our nPulse System and other NPS technologies would be harmed.

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

Observations and developments that may be achievable under laboratory circumstances may not be able to be replicated in broader research and development phases, in commercial settings, or in the use of any of any product or product candidates in the field. Furthermore, our NPS technologies will be administered by healthcare professionals and will require a degree of training and practice to administer correctly. Treatment results achieved in the laboratory or in clinical trials conducted by us or by other investigators may not be representative of the results actually encountered during commercial use of our products due to variability in administration technique. The training and skills of investigators in our clinical trials may not be representative of the training and skills of future product users, which could negatively affect treatment results and the reputation of the Company or its products. In addition, there may be a selection bias in the patients and/or sites of administration chosen for any clinical trials that would positively affect treatment results that may not be representative or predictive of real-world experience with our products, including the nPulse System.

Issues with our firmware and software may negatively affect the function of our devices.

The safety and effectiveness of nsPFA procedures and therapies may depend, in part, on the function of firmware run by the microprocessors embedded in the device and associated software. This firmware and software is proprietary to us. While we have made efforts to test the firmware and software extensively, both are potentially subject to malfunction which in turn may harm patients. Further, our proprietary firmware and software may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, data breaches, or similar problems. Any of these might result in harm to patients or the unauthorized release of confidential medical, business or other information belonging to us or to other persons.

Risks Related to Intellectual Property, Cybersecurity, Data Privacy, & Litigation

If we are unable to protect our intellectual property, then our financial condition, results of operations and the value of our technology and products could be adversely affected.

Patents and other proprietary rights are essential to our business and our ability to compete effectively with other companies is dependent upon the proprietary nature of our technologies. Similarly, our future success partnering our NPS technologies, including our nPulse System, will depend greatly on the perceived strength and reach of the patents protecting those technologies against unlicensed competitors. We also rely upon trade secrets, know-how, continuing technological innovations, and licensing opportunities to develop, maintain and strengthen our competitive position. We seek to protect these, in part, through confidentiality agreements with certain employees, consultants and other parties. Our success will depend in part on the ability of our licensors and us to obtain, to maintain (including making periodic filings and payments) and to enforce patent protection for the licensed intellectual property, in particular, those patents to which we have secured rights. We may not successfully prosecute or continue to prosecute the patent applications which we have licensed. Even if patents are issued in respect of these patent applications, we may fail to maintain these patents or may determine not to pursue litigation against entities that are infringing upon these patents. Without adequate protection for the intellectual property that we own or license, other companies might be able to offer substantially identical products for sale, which could unfavorably affect our competitive business position and harm our business prospects. Even if issued, patents may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection that we may have for our products.

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

For example, during the course of treatment, patients may suffer adverse events for reasons that may or may not be related to the nPulse System or our NPS technology. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact, or end our opportunity to receive or maintain regulatory approval to market those products, or require us to suspend or abandon our commercialization efforts. Even if we do not believe that an adverse event is related to our product, the investigation into the circumstance may be time-consuming or inconclusive. These investigations may interrupt our sales efforts, delay our regulatory approval processes, or impact and limit the type of regulatory approvals our products could receive or maintain. As a result of these factors, a product liability claim, even if successfully defended, could harm our business.

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

The nPulse System and any other potential devices and products we develop are, and will continue to be, subject to extensive, rigorous, and ongoing regulation by numerous government agencies, including the FDA and similar foreign regulatory authorities. To varying degrees, each of these agencies monitors and enforces our compliance with laws and regulations governing the development, testing, manufacturing, labeling, marketing, distribution, and the safety and effectiveness of our medical technology. The process of obtaining and maintaining marketing approval or clearance from the FDA and similar foreign regulatory authorities for new devices and products, or for enhancements, expansion of the indications or modifications to existing products, could:

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

We are subject to, and will have ongoing responsibilities under, FDA and international regulations, both before and after a product is approved or cleared and commercially released. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections. If an inspection were to conclude that we are not in compliance with applicable laws or regulations, or that any of our devices are ineffective or pose an unreasonable health risk, the FDA or similar foreign regulatory authorities could ban such devices or products, detain or seize such devices or products, order a recall, repair, replacement, or refund of such devices or products, or require us to notify health professionals and others that the therapies, devices or products present unreasonable risks of substantial harm to the public health. Additionally, the FDA or similar foreign regulatory authorities may impose other operating restrictions, enjoin and restrain certain violations of applicable law pertaining to our devices and products or assess civil or criminal penalties against our officers, employees, or us. The FDA and similar foreign regulatory authorities have been increasing their scrutiny of the industry and governments are expected to continue to scrutinize the industry closely with inspections and possibly enforcement actions. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our devices and products, including the nPulse System. In addition, negative publicity and product liability claims resulting from any adverse regulatory action could have a material adverse effect on our financial condition and results of operations.

Changes in healthcare policy could increase our costs, decrease our revenue, and impact sales of, and reimbursement for, our current and future products. For example, the Affordable Care Act substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted our industry. There will continue to be proposals by legislators at both the federal and state levels, regulators, and third-party payors to reduce costs while expanding individual healthcare benefits. Certain of these changes could impose additional limitations on the prices we will be able to charge for our current and future products or the amounts of reimbursement available for our current and future products from governmental agencies or third-party payors.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, such as the one currently existing as a result of the U.S. federal budget impasse, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Furthermore, given changes to the U.S. government's policies and priorities since the new administration entered office in January 2025, there is substantial uncertainty as to how, if at all, the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. There is also uncertainty as to how other measures being implemented by the current administration across the government will impact our activities and those of the FDA and its operations. For example, the potential loss of FDA personnel could lead to further disruptions and delays in FDA review of our product candidates and FDA guidance regarding our or our collaborators’ clinical development programs. Similarly, efforts by the new administration to substantially reduce federal funding of medical research could have substantial indirect impacts on our research activities.

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

Even if we complete clinical testing and a potential device or product of ours is cleared or approved, it may not be cleared or approved for the indications that are necessary or desirable for a successful commercialization. Regulators may grant marketing authorization contingent on the performance of costly additional clinical trials which may be required after approval or clearance. Regulators also may approve or clear our lead product candidates, including the nPulse System, for a more limited indication or a narrower patient population than we originally requested. Our preference will be to obtain as broad an indication as possible for use in connection with the particular disease or treatment for which it is designed. However, the final indication or labeling may be more limited than we originally seek. Any limitation on use may make the device or product commercially less viable and more difficult, if not impractical, to market. Therefore, we may not obtain the revenue that we seek in respect of the proposed product, and we will not be able to become profitable and provide an investment return to our investors.

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

The market price of our common stock has been highly volatile, and we expect it to continue to be highly volatile for the foreseeable future in response to many risk factors listed in this section, and others beyond our control, including:

●	results of clinical trials of our planned products or those of our competitors;

●	actions by regulatory bodies, such as the FDA, that affect our business or have the effect of delaying or rejecting approval or clearance of our planned products;

●	actual or anticipated fluctuations in our financial condition and operating results;

●	announcements by our customers, partners or suppliers relating directly or indirectly to our products, services or technologies;

●	announcements of technological innovations by us or our competitors;

●	changes in laws or regulations applicable to the nPulse System or to our planned end-effectors;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, or achievement of significant milestones;

●	additions or departures of key personnel;

●	competition from existing products or new products that may emerge;

●	fluctuations in the valuation of companies perceived by investors to be comparable to us;

●	disputes or other developments related to proprietary rights, including patents, litigation matters or our ability to obtain intellectual property protection for our technologies;

●	actual or alleged security breaches;

●	announcements or expectations of additional financing efforts;

●	sales of our common stock by us or our stockholders;

●	stock price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

●	reports, guidance and ratings issued by securities or industry analysts;

●	overall conditions in our industry and market, including the negative impact of armed conflicts, health epidemics and climate change on the global economy and markets; and

●	general economic and market conditions.

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

Mr. Duggan’s controlling interest in the Company also creates the potential for conflicts of interest which could be viewed unfavorably by minority stockholders, thereby hurting our stock price. For example, in November 2021, we engaged outside legal counsel to represent the Company even though the same legal counsel currently represents Mr. Duggan personally in other matters. This legal counsel represented Mr. Duggan in certain related party transactions described herein and could represent both the Company and Mr. Duggan in future related party transactions. Three of our directors, including Mr. Duggan and Manmeet Soni, our Lead Independent Director and Audit Committee Chairman, are executives at Summit Therapeutics Inc., another company in which Mr. Duggan holds a controlling equity interest. There are no family relationships among any of our directors or executive officers, except that Mr. Duggan and Dr. Zanganeh are married and their beneficial ownership together exceeds 74%.

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

Robert W. Duggan is our Co-Chairman and he beneficially owns approximately 72% of our common stock outstanding as of the date of this Quarterly Report. In addition, Mr. Duggan is not subject to any contractual restrictions on his ability to acquire additional shares of common stock, and any such purchases, including purchases of equity securities in connection with any rights offerings or any alternative equity or equity-linked offering that we may conduct, could result in his acquisition of a majority of our common stock. As a result of Mr. Duggan’s controlling ownership and position as Co-Chairman, others may be less inclined to pursue an acquisition of us and therefore we may not have the opportunity to be acquired in a transaction that stockholders might otherwise deem favorable, including transactions in which our stockholders might realize a substantial premium for their shares. In addition, public speculation regarding Mr. Duggan, as well as our relationship with Mr. Duggan, could cause our stock price to fluctuate.

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

The global financial markets and economy may also be adversely affected by the current or anticipated impact of military conflict, such as the ongoing Russian-Ukrainian war, the war on terrorism, and lingering hostilities in the Hamas-Israel war, as well as other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the Russian-Ukrainian war, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability.

Recently, the U.S. government has been changing its approach to international trade policy and in some cases it has been renegotiating or terminating certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. In addition, the U.S. government has initiated or is considering imposing tariffs on certain foreign goods. Related to this action, certain foreign governments, including those of China, Canada and Mexico, have instituted or are considering imposing tariffs on certain U.S. goods. It remains unclear what the U.S. government or foreign governments will or will not do with respect to tariffs or other international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to disrupt our research activities, affect our suppliers and/or the U.S. or global economy or certain sectors thereof and, thus, could adversely impact our businesses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-months ended September 30, 2025, we completed no unregistered sale of our securities.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

Except as noted below, during the nine-months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

On May 14, 2025, Kevin Danahy, the Company’s Chief Commercial Officer, adopted a Rule 10b5‑1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act for the exercise of vested options and the sale of up to 150,000 shares of common stock between August 13, 2025 and May 1, 2026 (the “Sales Period”), net of shares to satisfy withholding obligations, so long as the market price of the Company’s common stock during the Sales Period is higher than certain minimum thresholds specified in his trading plan.

On June 12, 2025, Darrin Uecker, the Company’s Chief Technology Officer and a Director, adopted a Rule 10b5‑1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act for the exercise of expiring options and the sale of up to 120,000 shares of common stock between September 11, 2025 and September 20, 2025, net of shares to satisfy withholding obligations, so long as the market price of the Company’s common stock during the Sales Period was higher than a certain minimum threshold specified in his trading plan.

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

PULSE BIOSCIENCES, INC.

Date: November 5, 2025	By:	/s/ Paul A. LaViolette
Paul A. LaViolette
President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2025	By:	/s/ Jon Skinner
Jon Skinner
Chief Financial Officer (Principal Financial Officer)

Date: November 5, 2025	By:	/s/ Steven Weber
Steven Weber
VP of Accounting and Global Corporate Controller (Principal Accounting Officer)