Form 10-K
period 2025-12-31
PULSE BIOSCIENCES, INC.
filed 2026-02-19
CIK 1625101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of the registrant’s common stock on such date as reported by Nasdaq Capital Market, was approximately $266.2 million. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the registrant’s common stock as of February 13, 2026: 67,989,078

“Pulse Biosciences,” the Pulse logos and other trademarks or service marks that we use in connection with the operation of our business appearing in this annual report on Form 10-K (this "Annual Report"), including nPulse, Vybrance, CellFX, Nano-pulse Stimulation, nsPFA, nano-PFA, and NPS, are the property of Pulse Biosciences, Inc. Solely for your convenience, some of our trademarks and trade names referred to in this Annual Report are listed without the ® and TM symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks and trade names. Also, this Annual Report may contain additional trade names, trademarks or service marks of others, which are the property of their respective owners. We do not intend our use or display of any other company’s trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any of these other companies.

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

Risks Related to Our Financial Position and Need for Additional Capital

●	We will need to obtain additional funding to finance our operations and complete the development and commercialization of our products, which may result in further dilution to our investors, or require us to incur indebtedness, which could impair our liquidity position. If we do not receive substantial capital when needed, we may be forced to restrict our operations or delay, reduce or eliminate our product development programs.

●

We depend heavily on the success of NPS to nonthermally clear targeted cells while sparing adjacent noncellular tissue. If we are unable to successfully develop and commercialize this patented technology, or experience significant delays in doing so, we may extend the period during which we will incur significant financial losses as a company.

●

We are principally a development-stage company with limited experience commercializing products. We have incurred significant losses since our inception. We anticipate that we will continue to incur losses for at least the next several years and may never generate profits from operations or maintain profitability if we do.

Risks Related to the Development and Commercialization of our Medical Products

●	Medical device development and commercialization is a complex, time-consuming and expensive process. Our industry is fraught with risk and a high rate of failure.

●

We can provide no assurance that our clinical product candidates, including our product candidates for the treatment of atrial fibrillation ("AF"), such as our nPulse Cardiac Clamp and our nPulse Cardiac Catheter, will obtain regulatory approval or that the results of clinical studies will be favorable.

●	We have had limited sales and marketing experience and can give no assurances that our devices will be adopted by surgeons or other physicians to treat any medical condition.

●	Regulatory requirements may affect the scope and timeline of our trials and the potential market for our product candidates, including the possibility of significant delays to any product launch.

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

●

If clinical trials of our product candidates fail to demonstrate safety and effectiveness to the satisfaction of applicable regulatory bodies, such as the U.S. Food and Drug Administration or the European Medicines Agency, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our devices.

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

●

We may pursue business development opportunities to expand or enhance our pipeline of potential products, including through potential acquisitions of and/or collaborations with other entities, which may not achieve intended results or could increase the number of our outstanding shares, result in a change of control or cause us to incur a material amount of indebtedness.

Legal, Tax and Regulatory Risks

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

●

Our actual or perceived failure to comply with stringent and changing obligations related to data privacy and security or to any of our other legal compliance obligations could lead to regulatory investigations and actions, litigation, fines and penalties, disruptions to our business operations, reputational harm, loss of revenue and profits, and other adverse business impacts.

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

●

Our Co-Chairman, Robert Duggan, owns approximately 72% of the voting power of the outstanding shares of our common stock and, as a result, investors may have limited ability to affect either the corporate governance of the Company or the taking of certain major decisions.

Risks Related to Owning Our Common Stock

●

Substantial future sales of our shares of common stock in the public market, or the perception that these sales could occur, could cause the price of the shares to decline significantly, even if our business is doing well.

●	The prices of our shares of common stock may be volatile and fluctuate substantially, which could result in substantial losses for our stockholders.

●	Approximately 72% of our outstanding shares are owned by our Co-Chairman and his affiliates, which reduces liquidity of our stock. Historically, our trading volume on Nasdaq has been low.

Part I

Item 1. Business

Overview

We are a novel ablation company committed to health innovation using our patented Nano-pulse Stimulation (“NPS”) technology, a revolutionary energy modality that delivers nanosecond-duration pulses of electrical energy, each less than a millionth of a second long, to nonthermally clear or kill targeted cells. NPS technology, also referred to as Nanosecond Pulsed-Field Ablation (“nsPFA”) technology when used to ablate cellular tissue, can be used to treat a variety of medical conditions for which an optimal solution remains unfulfilled. We developed our proprietary nPulse System (formerly known as CellFX), a novel nsPFA delivery platform, and commercialized the initial application of its nsPFA technology to treat benign lesions of the skin. In parallel, we have designed a variety of applicators, or disposables, to explore the potential use of the nPulse platform to treat disorders in other medical specialties, such as cardiology, gastroenterology, gynecology, and otolaryngology. These applicators include devices for open surgical procedures, endoscopic or minimally invasive procedures, and endoluminal catheters, and each has been used in preclinical studies. Based on our preclinical experience and the potential to significantly improve outcomes for patients in a large and growing market, we decided in 2022 to focus our primary efforts on the use of nsPFA energy and the nPulse platform in the treatment of atrial fibrillation, where approximately 1.9 million patients in the United States are diagnosed annually. This potentially represents a greater than $3.0 billion addressable market within electrophysiology alone combined with long-term double-digit growth. Additionally, we are also pursuing the treatment of atrial fibrillation via a surgical approach as well as select other markets where nsPFA technology could have a profound positive impact on healthcare for both patients and providers, such as surgical soft tissue ablation.

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

After years of preclinical development and testing, in June 2023, we initiated a first-in-human study using our proprietary nsPFA-enabled percutaneous electrode. This study was conducted by Professor Stefano Spiezia at the Ospedale del Mare in Naples, Italy, to help us better understand and confirm the mechanism of action and tissue response of nsPFA energy in internal organs such as the thyroid. Thirty study subjects were treated, all of whom tolerated the procedure well with no reported serious side effects. Ultrasound images post procedure showed treated portions of the benign thyroid nodules were mostly resorbed with no sign of scarring or fibrosis, which can be a side effect of other ablation modalities using thermal energies.

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

Since securing 510(k) clearance to market and sell the Vybrance Percutaneous Electrode System in the United States, we have engaged with experts in the field of soft tissue ablation to gather information to help shape our commercial endeavors (our “Pilot Program”). To date, we have placed our nPulse System at sites in the United States under either short-term evaluation, consulting or other early commercial agreements pursuant to which the sites have been performing initial patient treatments and evaluating the nPulse System as well as providing valuable feedback and support for our first launch of an nsPFA-enabled surgical product.

More recently, in September 2025, we commenced a clinical trial (PRECISE BTN) to generate clinical evidence to demonstrate the safety and effectiveness of this less-invasive thyroid preserving procedure and support commercialization of the Vybrance Percutaneous Electrode System in the United States. In this study, benign thyroid nodule soft tissue ablation procedures will be performed on up to 50 patients at up to four sites. Study endpoints evaluated during the follow-up timepoints will include safety, targeted nodule volume reduction, symptom reduction, and improvements in quality of life and cosmesis over various follow-up periods. The pace of enrollment is encouraging and we expect enrollment to complete in the next few months. To date, these clinicians, together with those in the Pilot Program as well as our first commercial accounts, have completed more than 300 patient procedures. We expect to pursue more clinical evidenced-based milestones in connection with the limited market release of our percutaneous electrodes.

Our Cardiac Surgical Program

Atrial fibrillation (“AF”) is a type of heart arrythmia, or irregular heartbeat, caused by faulty electrical signals in the heart. AF is a highly prevalent condition and is growing significantly with an ageing population. It is estimated that 43 million people worldwide are affected by AF. Treatment requires the precise and safe ablation of heart tissue to block or otherwise prevent these faulty electrical signals from causing the irregular heartbeat, and we believe nsPFA energy is uniquely suited to perform an integral role for this application and that it will prove to be highly differentiated from other energy modalities in use today.

The results of preclinical and clinical testing of both our nPulse cardiac products, namely our surgical ablation clamp and our endocardial ablation catheter, have exceeded our expectations and initial data have been presented at physician and industry conferences. While these devices serve different physicians, the application of nsPFA energy to safely and effectively ablate cardiac tissue to treat AF are the same, and we believe there will be important synergies realized through their contemporaneous development. The Company’s cardiac surgical ablation clamp and cardiac endocardial ablation catheter both generate our proprietary nsPFA pulses of electrical energy. We discuss each of these products under development in more detail below.

nPulse Cardiac Surgical Clamp

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

We believe our nsPFA energy can provide important advantages over today’s thermal modalities in creating these ablation lines. For example, surgeons using the nPulse System should be able to deliver faster ablations and through thicker tissue than thermal modalities because of the nonthermal mechanism of action that nsPFA employs, which is not affected by heatsinks such as blood in the heart. In preclinical and clinical studies, our nsPFA Cardiac Clamp has consistently achieved transmural ablations in less than three seconds, independent of tissue type or thickness. Moreover, thermal modalities can cause char formation on electrode surfaces which can cause gaps in the ablation lines that might lead to treatment failure. This should not be an issue with nsPFA ablation given its nonthermal nature. Also, because nsPFA ablation does not significantly impact acellular tissue, such as collagen or cartilage, our technology has the potential to offer significant safety advantages over thermal modalities by allowing surgeons to ablate near and into vessels and valves without concern of permanent damage. And finally, nsPFA ablation has been shown to spare nerves of any permanent damage, even when treated directly, which is another concern for thermal modalities. We believe these advantages will be important to cardiac surgeons, so we are working with leaders in the field to develop this technology quickly.

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

In September 2025, we received approval of our Investigational Device Exemption (IDE) to initiate our pivotal clinical trial of the cardiac surgical clamp and clinicians have already enrolled and treated the first patient in the study. This single-arm prospective study is designed to demonstrate primary effectiveness of the nsPFA Cardiac Surgical System for the treatment of AF in concomitant surgical procedures. Up to twenty sites, including two outside the United States, are planned to enroll up to 136 patients. Upon PMA approval, we would expect to commercialize the nPulse Cardiac Surgical System in the United States specifically as a treatment for AF. Separately, we have already enrolled more than 50 patients in our first-in-human clinical feasibility study of the cardiac clamp, a multi-center study of AF in the Netherlands, Poland and Austria. All of the patients in our first-in-human study have tolerated the procedure well and acute data have been encouraging.

nPulse Cardiac Catheter System

We believe our endocardial catheter ablation device will have many of the same advantages that the surgical ablation clamp appears to have with respect to both performance and safety compared to standard thermal modalities. Our nPulse Cardiac Catheter System is uniquely designed to provide a circumferential, or circular, ablation in a single treatment cycle. We believe this will enable faster treatment times compared to what is currently performed with thermal modalities, especially when ablating around the pulmonary veins, a common treatment approach for AF.

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

Similar to the cardiac ablation clamp, our proprietary catheter has been in development for several years and we have been working with leaders in the electrophysiology field to test the catheter in preclinical studies. After seeing encouraging preclinical results, in December 2023, we initiated a first-in-human clinical study in Prague, Czech Republic, to test our nPulse Cardiac Catheter System in patients with AF and both the initial acute data and initial remapping data from this study were compelling. We therefore expanded the original clinical protocol in 2024 to include participation by two additional European sites, including a clinical site in Rome, Italy, with Dr. Andrea Natale M.D., F.A.C.C., F.H.R.S., F.E.S.C., a world recognized leader in electrophysiology and the current Executive Director at the Texas Cardiac Arrhythmia Institute. To date, nine clinical investigators at these European sites, including Dr. Natale and Dr. Vivek Reddy, Director of Cardiac Arrhythmia Services at the Mount Sinai Fuster Heart Hospital in New York, have enrolled and treated more than 165 patients in this first-in-human study. More recently, in February 2026, at the AF Symposium, Dr. Reddy presented 6- and 12-month follow up data for the first 150 patients from this study. These data show 96% procedural success of evaluable patients at one year as well as early indications of the disruptive market potential for our nPulse catheter, such as total procedure times in the study of approximately 65 minutes per patient.

Given the compelling data seen in the first-in-human study of our nPulse Cardiac Catheter, in July 2025, we submitted an Investigational Device Exemption (IDE) application for review by the FDA to conduct a single-arm, multicenter, prospective study designed to demonstrate primary safety and effectiveness of the nsPFA Cardiac Catheter System for the treatment of recurrent drug-resistant symptomatic paroxysmal AF. In December 2025, the FDA approved our IDE submission, and we have begun clinical site qualifications to begin enrollment. This IDE study is expected to enroll up to 155 patients at up to 30 sites, including three sites outside the United States. We continue to believe we will need PMA approval from the FDA to market and sell our catheter in the United States.

The nPulse Console

The nPulse Console is a tunable, software-enabled, console-based platform, designed to accommodate the clinical workflow preferred by physicians. The nPulse Console is configured to accept a variety of disposable applicators or electrodes across a range of clinical applications. In February 2021, we received 510(k) clearance from the FDA for the nPulse System for dermatologic procedures requiring ablation and resurfacing of the skin. In January 2021, we received Conformité Européene (“CE”) marking approval for the nPulse System, which allows for marketing of the system in the European Union (“EU”). Shortly after these regulatory clearances, we began commercializing the nPulse System in dermatology for the treatment of benign skin lesions. However, in September 2022, we announced a shift in our focus from dermatology to cardiology and soft tissue ablation. We have ceased all commercial sales efforts and marketing operations in dermatology, and in 2022 we stopped manufacturing new dermatologic treatment tips for the nPulse System. At the present time, we continue to support our remaining commercial users and remain open to a potential commercial partnership. The nPulse Console is being used for our current efforts in the treatment of AF and as part of the Vybrance Percutaneous Electrode System.

We continue to believe nsPFA ablation, as well as NPS technology more broadly, has the potential to provide superior outcomes across a variety of medical disciplines and we may seek partnership opportunities to develop additional applications.

Intellectual Property

We maintain a portfolio of intellectual property surrounding our nPulse System and our NPS technology platform. As a medical technology company, our current patents and ongoing intellectual property development are, and will continue to be, a priority for our business. We believe our intellectual property is an important competitive advantage for us. We also rely on trade secrets, know-how, continuing technological innovations, and licensing opportunities to further develop, maintain, and strengthen our competitive position. We actively protect our intellectual property through a combination of patent registrations, trademarks, and copyright protections; confidentiality agreements with our employees, consultants, and other parties; and access control to sensitive information.

Today, on a worldwide basis, we own or exclusively license over 250 issued patents and own or exclusively license over 180 additional pending patent applications. The vast majority of our granted patents have an expiration date between 2035 and 2042. As in the past, we plan to continue to file new patent applications to protect our systems, algorithms, applicators, methods, and designs of our technologies and products as they evolve. Medical technologies such as ours may be used in many different applications and incorporate several patentable features, and our strategy will be to always strive to protect our products and technologies with multiple patents directed to the variety of features and applications, in order to establish a strong and useful patent portfolio against competitors, such that an expiration of a single patent should not lessen our overall comprehensive coverage and competitive advantage. We believe our NPS platform and nPulse System are protected by several issued patents, as well as pending patent applications.

Employees and Human Capital

As of December 31, 2025, we had 116 employees, of which most were located at our facility in Hayward, California. Of these employees, half were engaged in research and development activities and half were engaged in operations, sales, marketing, business development, and general and administrative activities.

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

Competition

Our medical products and products under development are for applications that are constantly under pressure from intense competition from rapidly evolving companies and new scientific discoveries. We compete against well-established incumbent medical device companies that already offer a wide range of commercial products to cardiac surgeons, cardiologists, electrophysiologists, oncologists, interventional radiologists, and others, including products for minimally invasive procedures. For example, Abbott Laboratories, AtriCure, Inc., Boston Scientific Corporation, Johnson & Johnson (Biosense Webster), Medtronic plc, and several other companies all sell ablation-based surgical, minimally invasive, and catheter-based medical devices for the treatment of heart arrhythmias, including AF, as well as products for soft tissue ablation, which could be used to surgically ablate benign thyroid nodules (“BTN”). Additionally, many of these companies are also actively developing or already have microsecond PFA (micro-PFA) products for the treatment of AF. All of these companies currently have greater financial, technical, research, and/or other resources than we do and have larger and more established manufacturing capabilities and marketing, sales, and support functions. For minimally invasive procedures, including for the treatment of BTN, we also compete against the traditional surgical standard of care, including thyroid lobectomy and total thyroidectomy, as well as against providers of thermal ablation technologies, most notably radiofrequency ablation (“RFA”) and microwave ablation (“MWA”). Our future success will depend on our ability to establish and maintain a competitive position in current and future technologies. Our technology is unique and differentiated in that NPS technology can influence many cellular functions depending on the energy applied. When it is used to stimulate primarily regulated cell death, such as through nsPFA ablation, we believe it will be less traumatic to treated tissue and result in less scarring and less collateral damage to surrounding tissues, which we feel will give us a competitive advantage over these more established companies despite formidable competition.

Government Regulation

The nPulse System is a medical device subject to extensive and ongoing regulation by the FDA under the Federal Food, Drug, and Cosmetic Act and its implementing regulations, as well as other federal and state regulatory bodies in the United States. These laws and regulations govern, among other things, product design and development, preclinical and clinical testing, manufacturing, packaging, labeling, storage, recordkeeping and reporting, clearance or approval, marketing, distribution, promotion, import and export, and post-marketing surveillance.

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

Class I and Class II devices are considered low and moderate risk devices. Most Class I devices are exempt from premarket notification. Most Class II devices require 510(k) clearance from the FDA in order to be marketed in the United States. A 510(k) Premarket Notification is a premarket submission made to the FDA to demonstrate that the device to be marketed is substantially equivalent to a legally marketed Class II device, i.e., a predicate device. Companies making a 510(k) submission must compare their 510(k)-candidate device to a predicate device and establish substantial equivalence to the satisfaction of the FDA. A device previously cleared under 510(k) or a device approved through a de novo application can be used as a predicate device for later developed substantially equivalent medical devices. However, establishing substantial equivalence in a 510(k) submission requires the candidate device to have the same intended use and the same technological characteristics as a predicate device. The FDA has a 90-calendar day review goal from the date of receipt of the 510(k) to either authorize or decline commercial distribution of the device, but clearance generally takes longer than 90 days. During the review process, the FDA may also request additional information which extends the review process. If the FDA decides that the product is not substantially equivalent to a predicate device, a clearance will not be granted, and the device cannot be commercialized. If a 510(k) submission is rejected by FDA, the applicant may be required to seek premarket authorization through the de novo pathway or the premarket approval pathway, which are more costly and will generally take longer for FDA approval.

Medical devices regarded as the highest risk by the FDA are typically designated Class III and generally require the submission of a PMA application for approval. Class III devices generally include life-sustaining, life-supporting, or implantable devices or devices without a known predicate technology already approved by the FDA. A PMA application must be accompanied by substantial data that supports the reasonable safety and effectiveness of the device, which includes the provision of preclinical, clinical, technical, manufacturing, and labeling information. After the FDA determines the application is sufficiently complete to commence a substantive review, it has 180 days to review the submission, but it can typically take longer (up to several years) as this regulatory body can request additional data, including clinical data or clarifications. The FDA may also impose additional regulatory scrutiny for a PMA, including the institution of an outside advisory committee (panel review) to assess the application or provide recommendations as to whether to approve a device. Although the FDA is not required to follow the recommendation of an advisory panel, it generally does. As part of its review, the FDA will also inspect the manufacturing operations of the company requesting approval to verify compliance with Quality System regulations.

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

Pervasive and Continuing Regulation

Even after a device is placed on the market with FDA clearance or approval, numerous regulatory requirements continue to apply. These include:

●

the FDA’s Quality Management System Regulation (“QMSR”) which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation, and other quality assurance procedures during all aspects of the manufacturing process;

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

The EU MDR, which repealed and replaced the MDD, entered into force on May 25, 2017 with a transition period extending until May 26, 2021. The EU MDR clearly envisages, among other things, stricter controls of medical devices, including strengthening of the conformity assessment procedures, increased expectations with respect to clinical data for devices, and pre-market regulatory review of high-risk devices. The EU MDR also envisages greater control over notified bodies and their standards, increased transparency, more robust device vigilance requirements, and clarification of the rules for clinical investigations. Under transitional provisions, medical devices with notified body certificates issued under the MDD prior to May 26, 2020, and which have not been significantly changed, may continue to be placed on the market for the remaining validity of the certificate, until 2027 or 2028, depending on risk class of the device. After the expiry of any applicable transitional period, only devices that have been CE marked under the EU MDR may be placed on the market in the EU.

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

Risks Relating to Our Business, Industry and Financial Condition

Because we have had a limited operating history and no significant revenue stream, it is difficult to evaluate the future of our business.

We are a novel ablation company with no significant revenue producing operations at present. To date, our operations on a consolidated basis have consisted almost entirely of the continued development and clinical studies of our technologies and implementation of the early parts of our business plan. We have incurred significant operating losses in each year since our inception and we may continue to incur additional losses for the next several years. In addition, a high percentage of our expenses will continue to be fixed; accordingly, our losses may be greater than expected and our operating results may suffer. We have limited historical financial data upon which we may base our projected revenue and base our planned operating expenses. Our limited operating history makes it difficult to evaluate our technology, operations, and business prospects.

We have not generated significant revenue, and we may never become profitable.

To date, we have not generated significant revenue, and we have historically relied on financing from the sale of equity securities and loans to fund our operations. We expect that our future financial results will depend primarily on our success in launching, selling, and supporting our therapies and procedures using our NPS technology. We expect to expend significant resources on hiring of personnel, continued scientific and product research and development, potential product testing and preclinical and clinical investigation, intellectual property development and prosecution, capital expenditures, working capital, selling, general and administrative expenses, and fees and expenses associated with our capital raising efforts. We expect to incur costs and expenses related to consulting costs, laboratory development costs, hiring of scientists, engineers, sales representatives, and other operational personnel, and the continued development of relationships with potential partners. We are incurring significant operating losses, we expect to continue to incur additional losses for at least the next several years, and we cannot assure you that we will generate substantial revenue or be profitable in the future. We can give no assurances that our future products will be cleared or approved or become commercially viable or accepted for use. Even with commercially viable applications of our technology, which may include licensing, we may never recover our research and development expenses.

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

We must have sufficient sources of liquidity to fund our working capital requirements and execute on our strategic initiatives. Future new product launches or investments in other growth initiatives would likely demand increased working capital before any long-term return is realized from increased revenue. Our ability to achieve our business and cash flow plans is based on a number of assumptions which involve significant judgments and estimates of future performance, borrowing capacity and credit availability, and financing opportunities which cannot at all times be assured. There is no assurance that cash flows from operations and other internal and external sources of liquidity will at all times be sufficient for our cash requirements. If necessary, we may need to consider actions and steps to improve our cash position and mitigate any potential liquidity shortfall, such as modifying our business plans, pursuing additional financing to the extent available, reducing capital expenditures, suspending certain activities or programs, pursuing and evaluating other alternatives and opportunities to obtain additional sources of liquidity, and other potential actions to reduce costs. There can be no assurance that any of these actions would be successful, sufficient or available on favorable terms. Any inability to generate or obtain sufficient levels of liquidity to meet our cash requirements at the level and times needed could have a material adverse impact on our business, financial position or prospects.

If we are unable to obtain sufficient funding, we may be unable to execute our business plan and fund operations. We may not be able to obtain additional financing on commercially reasonable terms, or at all.

We have experienced operating losses and we expect to continue to incur operating losses for the next several years as we implement our business plan. Currently, we have limited revenue from operations and we do not have arrangements in place for all the anticipated financing that will likely be required to fully implement our business plan. Our prior losses, combined with expected future losses, have had, and will continue to have, for the foreseeable future, an adverse effect on our stockholders’ equity and working capital.

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

We cannot give any assurance that we will be able to obtain all the necessary funding that we may need. In addition, we believe that we will require additional capital in the future to fully develop and bring to market our technologies and planned products. We have pursued and may pursue additional funding through various financing sources, including the private sale of our equity securities, debt financings, licensing fees for our technology, joint ventures with capital partners, and project type financing. If we raise funds by issuing equity or equity-linked securities, dilution to some or all our stockholders would result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. We also may seek government-based financing, such as development and research grants. There can be no assurance that any such funds will be available on commercially reasonable terms, if at all.

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

Our revenue to date has been generated entirely from the nPulse System, which consists of a console, connectors and end-effectors, and these products and all our potential products under development are based upon the same patented platform technology, Nano-pulse Stimulation ("NPS"). Our future revenue is therefore dependent on the success of this platform technology and our single family of products under development, all of which reply on NPS energy for therapeutic effect. Reliance on a single family of products and single platform technology could negatively affect our results of operations and financial condition. Our ability to become profitable will depend upon the commercial success of these future products and platform technology.

In 2025 we began marketing the Vybrance Percutaneous Electrode System primarily to Otolaryngologists, Endocrine Surgeons, and Interventional Radiologists (“surgeons”) who may be slow or fail to adopt our products or who may use our products in only a small percentage of their eligible patients for a variety of reasons, including but not limited to:

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

The Company may, from time to time, provide financial guidance about its business and future operating results. In developing this guidance, the Company’s management must make certain assumptions and judgments about its future operating performance, including but not limited to projected hiring of sales and marketing professionals, growth of revenue in the relevant device markets, increase or decrease of its market share, costs of production of its recently introduced products, and stability of the macro-economic environment in the Company’s key markets. Furthermore, analysts and investors may develop and publish their own projections of the Company’s business, which may form a consensus about the Company’s anticipated future performance. However, the Company’s business results may vary significantly from any such guidance or consensus due to a number of factors, many of which are outside of the Company’s control, and which could adversely affect its operations and operating results. Furthermore, if the Company makes downward revisions of its own previously announced guidance, or if the Company’s publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of the Company’s common stock could decline.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations; our product revenues are limited and our profit margins are uncertain.

Our quarterly and annual operating results, including future revenue and profit margins, may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control and may be difficult to predict, including:

●	the timing and cost of, and level of investment in, research, development, and commercialization activities relating to our products and product candidates, which may change from time to time;

●	the timing of receipt of approvals or clearances for our product candidates from regulatory authorities;

●	the timing and status of enrollment for our clinical trials;

●

coverage and reimbursement policies with respect to our product and product candidates, including the degree to which procedures using our products are covered and receive adequate reimbursement from third-party payors;

●

the costs of manufacturing our products, as well as building out our supply chain, which may vary depending on the quantity of production and which will vary significantly depending upon the terms of our agreements with manufacturers;

●	expenditures that we may incur to acquire, develop or commercialize additional product candidates and technologies;

●	the level of demand for our products and any product candidates, if approved or cleared, which may vary significantly over time;

●	litigation, including patent, employment, securities class action, stockholder derivative, general commercial, and other lawsuits;

●	future accounting pronouncements or changes in our accounting policies; and

●

the timing and success or failure of nonclinical studies and clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners.

Additionally, we may face pricing pressure that could reduce our revenues and margins, failure to achieve expected procedure volumes could adversely affect our revenue growth and gross margins, and our limited commercial history makes it difficult to forecast revenue growth. The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our limited past results as an indication of our future performance.

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

The medical technology, medical device, biotechnology, and pharmaceutical industries are characterized by intense and dynamic competition to develop new technologies and proprietary therapies. We face competition from several sources, such as pharmaceutical companies, medical device companies, generic drug companies, biotechnology companies, and academic and research institutions. Notably, all our medical products and products under development are for applications that are constantly under pressure from intense competition from rapidly evolving companies and new scientific discoveries. We compete against well-established incumbent medical device companies that already offer a wide range of commercial products to cardiac surgeons, cardiologists, electrophysiologists, oncologists, interventional radiologists, and others, including products for minimally invasive procedures. For example, Abbott Laboratories, AtriCure, Inc., Boston Scientific Corporation, Johnson & Johnson (Biosense Webster), Medtronic plc, and several other companies all sell ablation-based surgical, minimally invasive, and catheter-based medical devices for the treatment of heart arrhythmias, including AF, as well as products for soft tissue ablation, which could be used to surgically ablate benign thyroid nodules (“BTNs”). Additionally, many of these companies are also actively developing or already have microsecond PFA (micro-PFA) products for the treatment of AF. All of these companies currently have greater financial, technical, research, and/or other resources than we do and have larger and more established manufacturing capabilities and marketing, sales, and support functions, as well as broader and deeper customer relationships.

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

●

greater experience conducting new product research and development, manufacturing medical devices, conducting clinical trials, obtaining regulatory approval for products, and marketing approved products; and

●	greater financial and human resources for product development, sales and marketing.

Additionally, the market for the treatment of BTNs is characterized by competition from established surgical procedures and minimally invasive thermal therapies. We compete primarily against the traditional surgical standard of care, including thyroid lobectomy and total thyroidectomy, as well as providers of thermal ablation technologies, most notably radiofrequency ablation (“RFA”) and microwave ablation (“MWA”). For example, thermal ablation companies such as STARMED (a subsidiary of TaeWoong Medical), Cambridge Medical, and Merit Medical Systems, Inc. all market RFA systems specifically designed for the treatment of thyroid nodules. These companies have longer histories in the market than we do, providing them with more established clinical track records, larger installed bases of equipment, and more mature sales and support functions. We will find ourselves in competition with the existing surgical standard of care as well as these companies, which may have competitive advantages over us, such as:

●	the status of thyroidectomy and lobectomy as the standard of care with proven clinical outcomes and physician familiarity;

●	more established clinical adoption within the endocrinology, otolaryngology, and general surgery communities;

●	established referral patterns with surgeons, specialized thyroid clinics, and hospitals;

●	extensive long-term clinical data and longitudinal studies supporting the efficacy and safety of surgical and thermal interventions; and

●	fully established reimbursement pathways for surgical procedures and thermal ablation.

Our future success in this market will depend on our ability to differentiate our nPulse technology from these incumbent treatments. Until recently, surgery was the primary option for symptomatic BTNs, but the adoption of thermal modalities like RFA has begun to change the landscape. However, thermal ablation relies on heat to destroy tissue, which presents inherent risks of collateral damage to critical structures near the thyroid, such as the recurrent laryngeal nerve, trachea, esophagus, and the carotid artery. We seek to establish nPulse technology as a competitive alternative to both surgical intervention and thermal ablation. While our clinical data suggests that our minimally invasive nonthermal solution should eliminate the need for surgical or thermal interventions for many patients, research and development by others may render our technology obsolete or lead to the development of other minimally-invasive therapies that are superior to our own.

We may also face increased competition in the future as new companies enter our markets and as scientific developments surrounding electro-signaling therapeutics continue to accelerate. For example, until recently the standard of care in cardiac tissue ablation for the treatment of AF had been the use of thermal ablation modalities, primarily the use of radiofrequency ablation. But in the span of just a few years, Boston Scientific’s FARAPULSE cardiac catheter system, Medtronic’s Pulse Select system, and other PFA systems using micro-PFA technology have dramatically changed the competitive landscape for the endocardial treatment of AF. These micro-PFA devices already account for over half of all EP procedures in the United States, and the speed of technological development in electrophysiology has been remarkable. While we will seek to expand our technological capabilities to remain competitive, and even though our clinical data suggests that nsPFA should have competitive advantages over micro-PFA technologies, such as deeper and more efficient ablations, research and development by others may render our technology or product candidates obsolete or noncompetitive or result in treatments or cures superior to any therapy developed by us.

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

We believe that developing the commercialization aspects of a company will take a substantial amount of capital and commitment of time and effort. We may seek development and marketing partners and license our technology to others in order to avoid our having to provide the marketing, manufacturing, and distribution capabilities within our organization. There can be no assurance that we will find any development and marketing partners or companies that are interested in licensing our technology, however. If we are unable to establish and maintain adequate sales, marketing, manufacturing, and distribution capabilities, independently or with others, we will not be able to generate product revenue and may not become profitable.

If we lose key management personnel, our ability to identify, develop and commercialize new or next generation product candidates will be impaired, could result in loss of markets or market share and could make us less competitive.

We are highly dependent upon the principal members of our management team, including our Chief Executive Officer, Paul LaViolette, our Chief Financial Officer, Jon Skinner, our Chief Commercial Officer, Kevin Danahy, and our Chief Technology Officer, Darrin Uecker, and members of our scientific and engineering teams. These persons have significant experience and knowledge with sub-microsecond pulsed electric fields and more broadly in life sciences and medical technologies. The loss of any team member could impair our ability to design, identify, and develop new intellectual property and new scientific or product ideas. The loss of any key employee, the failure of any key employee to perform in their current position, or our inability to attract and retain skilled employees could result in our inability to continue to grow our business or to implement our business strategy. We compete for qualified management and scientific personnel with other life science companies, academic institutions, and research institutions. Our employees could leave our Company with little or no prior notice. They are free to work for a competitor. If one or more of our senior executives or other key personnel were unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and other senior management may be required to divert attention from other aspects of the business. In addition, we do not have “key person” life insurance policies covering any member of our management team or other key personnel. The loss of any of these individuals or any inability to attract or retain qualified personnel, including scientists, engineers, and others, could prevent us from pursuing collaborations and materially and adversely affect our product development and commercialization efforts, business growth prospects, results of operations, and financial condition.

There is a limited talent pool of experienced professionals in our industry. If we are not able to retain and recruit personnel with the requisite technical skills, we may be unable to successfully execute our business strategy.

The specialized nature of our industry results in an inherent scarcity of experienced personnel in the field. Our future success depends upon our ability to attract and retain highly skilled personnel, including scientific, technical, commercial, business, regulatory, and administrative personnel, necessary to support our anticipated growth, develop our business and successfully commercialize our NPS products. Given the scarcity of professionals with the scientific knowledge we require and the intense competition that exists for qualified personnel among life science businesses, we may not succeed in attracting or retaining the personnel we require to continue or grow our operations.

We have had limited experience selling the nPulse System.

Successfully commercializing medical devices such as ours is a complex and uncertain process. We began marketing and selling the nPulse System in the United States, Canada, and certain limited European markets in late 2021 to dermatologists through a limited direct sales force. In January 2022, we established an operating company in the Netherlands to further enhance our operations in Europe. However, in 2022 and 2023, we eliminated all of our full-time sales and marketing positions and, as of December 31, 2025, we had no international sales force and very few employees in the Unites States with sales and marketing experience. We have only just recently begun to market and sell our Vybrance Percutaneous Electrode System. We therefore have had limited experience marketing and selling the nPulse System and our revenue and cash flows have been limited, volatile and difficult to predict.

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

While few in number, we expect our direct sales representatives to develop long-lasting relationships with the surgeons they serve. Furthermore, the use of our NPS products will often require or benefit from direct support from us. Our future success will depend on our ability to continue to hire, train, retain, and motivate skilled direct sales representatives with significant technical knowledge in various areas, such as cardiology, minimally invasive surgery, and ablation technologies. New hires require training and take time to achieve full productivity. If we fail to train new hires adequately, or if we experience high turnover in our sales force in the future, we cannot be certain that new hires will become as productive as may be necessary to maintain or increase our sales. Also, if our direct sales representatives or third-party distributors fail to adequately promote, market and sell our products or decide to leave or cease to do business with us, our sales could significantly decrease or grow at a rate too slowly to become profitable. In addition, our future sales will depend on our ability to increase our marketing efforts and adequately address our customers’ needs. If we are unable to adequately address our customers’ needs, we may not generate sufficient revenue to become profitable. If we are unable to expand our sales and marketing capabilities domestically and internationally, we may not be able to effectively commercialize our products, which would adversely affect our business, results of operations, and financial condition.

Rapidly changing technology in life sciences could make the products we are developing obsolete.

The life sciences industries are characterized by rapid and significant technological changes, frequent new product introductions and enhancements, and evolving industry standards. Our future success will depend on our ability to continually develop and then improve the products that we design and to develop and introduce new products that address the evolving needs of our customers on a timely and cost-effective basis. Also, we will need to pursue new market opportunities that develop as a result of technological and scientific advances. These new market opportunities may be outside the scope of our proven expertise or in areas which have unproven market demand. Any new products developed by us may not be accepted in their intended markets. Our inability to gain market acceptance of new products could harm our future operating results.

If we are unable to manage the anticipated growth of our business, our future revenue and operating results may be harmed.

Recent and future growth imposes significant added responsibilities on management, including the need to identify, recruit, train, and integrate additional employees. Rapid expansion of our workforce could result in less experienced people carrying out important activities at our Company, which could result in inefficiencies and unanticipated costs, reduced quality, and disruptions to our operations. In addition, rapid and significant growth may strain our administrative and operational infrastructure, and the failure to continue to upgrade our technical, administrative, operating, and financial control systems, or the occurrence of other unexpected expansion difficulties, could have a material adverse effect on our business, financial condition and results of operations, and our ability to timely execute our business plan. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures. We may implement new enterprise software systems in a number of areas affecting a broad range of business processes and functional areas. The time and resources required to implement these new systems is uncertain and failure to complete this in a timely and efficient manner could harm our business. We cannot guarantee that any of the personnel, systems, procedures, and controls we put in place will be adequate to support the manufacture and distribution of our products. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed.

We must successfully educate and train surgeons and their staff on the proper use of the nPulse System; if our customers do not adopt our technology into their medical practices, or adopt our technology slower than expected, our business could suffer.

Although many surgeons may have adequate knowledge on how to use our novel nPulse System based on their clinical training and experience, we believe that the most effective way to introduce and build market demand for our products is by directly training surgeons and other physicians in the use of our products. Convincing them to dedicate the time and energy necessary for adequate training is challenging, and we cannot assure you that we will succeed in these efforts. If surgeons and other physicians are not properly trained, they may not use our products and, as a result, we may not maintain or grow our sales or achieve or sustain profitability. If surgeons and other physicians are not properly trained, they may also misuse or ineffectively use our products, which may result in unsatisfactory patient outcomes, patient injury, negative publicity, or lawsuits against us, any of which could have a significant adverse effect on our business, financial condition and results of operations.

Additionally, our strategy includes educating key opinion leaders in the industry. If these key opinion leaders determine that alternative technologies are more effective or that the benefits offered by our products are not sufficient to justify their cost, or if we encounter difficulty promoting adoption or establishing these systems as a standard of care, our ability to achieve market acceptance of the products we introduce could be significantly limited and our business could suffer.

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

We currently rely upon third-party suppliers to manufacture and supply components for the nPulse System and for our products under development. We perform final assembly of our nPulse Console and other devices at our facility in California. The manufacture of the nPulse components in compliance with the FDA’s regulations requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of medical device products often encounter difficulties in production, including difficulties with production costs and yields, quality control, quality assurance testing, shortages of qualified personnel, as well as compliance with applicable regulations, both foreign and domestic.

We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for their own compliance with applicable regulatory requirements, and if our contract manufacturers cannot successfully manufacture the components needed for our products and products under development in a manner that conforms to our specifications and these strict regulatory requirements, we may not be able to rely on their manufacturing facilities in the future. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority finds these facilities inadequate for the manufacture of our components or if such facilities are subject to enforcement action in the future or are otherwise inadequate with respect to complying with applicable regulatory requirements, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop and market our product or to obtain regulatory approval or clearance for our product candidates.

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

We believe that the commercial viability of the nPulse System and any potential devices and products and related treatments, and therefore our commercial success as a company, may be affected by the availability of government reimbursement and medical insurance coverage and reimbursement for newly approved medical therapies, technologies, and devices. Insurance coverage and reimbursement are not assured. It typically takes a period of use in the marketplace before coverage and reimbursement are granted, if it is granted at all. In the United States and in many other jurisdictions, surgeons and other physicians and other healthcare providers generally rely on insurance coverage and reimbursement for their revenue, therefore this is an important factor in the overall commercialization plans of any proposed product and whether it will be accepted for use in the marketplace. Without insurance coverage and reimbursement for our planned products, we would expect to earn only limited revenue, if any revenue is earned.

Medicare, Medicaid, health maintenance organizations, and other third-party payers are increasingly attempting to contain healthcare costs by limiting both the scope of coverage and the level of reimbursement of new medical technologies and products. As a result, they may not cover or provide adequate payment for the use of the nPulse Vybrance Percutaneous Electrode System or any of our other products or products in development. In order to obtain satisfactory reimbursement arrangements, we may have to agree to reduce our fee or sales price below what we currently expect to charge customers, which could adversely affect our profit margins. Moreover, each plan may separately require us to provide scientific and clinical support for the use of our products and, as a result, the coverage determination process is often a time-consuming and costly process with no assurance that coverage and adequate reimbursement will be applied consistently or obtained at all. Even if Medicare and other third-party payers decide to cover procedures involving the nPulse System and our proposed devices and products, we cannot be certain that the reimbursement levels will be adequate. Accordingly, even if these products are approved for commercial sale, unless government and other third-party payers provide adequate coverage and reimbursement for our devices and products, some surgeons and other physicians may be discouraged from using them, and our sales would suffer.

Medicare reimburses for medical technologies and products in a variety of ways, depending on where and how the item is used. However, Medicare only provides reimbursement if CMS determines that the item should be covered and that the use of the device or product is consistent with the coverage criteria. A coverage determination can be made at the local level by the Medicare administrative contractor, a private contractor that processes and pays claims on behalf of CMS for the geographic area where the services were rendered, or at the national level by CMS through a national coverage determination. There are statutory provisions intended to facilitate coverage determinations for new technologies, but it is unclear how these provisions might apply to the nPulse Vybrance Percutaneous Electrode System or to any of our proposed devices and products, as they are still largely in the development stages. Coverage presupposes that the technology, device, or product has been cleared or approved by the FDA and further, that the coverage will be consistent with the approved intended uses of the device or product as approved or cleared by the FDA, but coverage can be narrower. A coverage determination may be so limited that relatively few patients will qualify for a covered use of a device or product.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure or delay can occur at any time during the clinical trial process. For example, success in nonclinical studies and early feasibility clinical studies does not ensure that the expanded clinical trials needed to support regulatory submissions will be successful. Setbacks can be caused by, among other things, nonclinical findings made while clinical trials are underway, safety or efficacy observations made in clinical trials, including previously unreported adverse events, or post-approval observations. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval or clearance for our product candidates or to expand the existing approvals or clearances for our existing products. To date, we have had only limited clinical experience treating AF with our nPulse Cardiac Catheter and our nPulse Cardiac Surgery Clamp and only limited clinical and commercial experience treating benign thyroid nodules with our Vybrance Percutaneous Electrode System; our past successes in dermatology may not translate into similar results in cardiology or in any other medical field.

Our long-term growth depends on our ability to develop marketable products to treat AF, tumors and nodules through our research and development efforts, and if we fail to do so we may be unable to compete effectively or we may decide to scale back or eliminate some or all of our activities or otherwise curtail, suspend or discontinue our operations entirely.

The medical device industry is characterized by intense competition, rapid technological changes, new product introductions and enhancements, and evolving industry standards. Our business prospects depend on our ability to develop new products and applications for our NPS technology, including in new markets that develop as a result of technological and scientific advances. New technologies, techniques or products could emerge that might offer better combinations of price and performance than our products. It is important that we anticipate changes in technology and market demand, as well as physician, hospital, and healthcare provider practices to successfully develop, obtain clearance or approval, if required, and successfully introduce new, enhanced and competitive technologies to meet our prospective customers’ needs on a timely and cost-effective basis.

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

Moreover, if our technology cannot be used to successfully treat AF, tumors and nodules, we may decide to, among other things, delay, scale back or eliminate some or all of our activities, reduce headcount, trim research and product development programs, discontinue clinical trials, stop all or some of our manufacturing operations, defer capital expenditures, deregister from being a publicly traded company and delist from Nasdaq, or license our products, potential products or technologies to third parties, possibly on terms that cannot sustain our current business, or curtail, suspend or discontinue our operations entirely.

Interim “top-line” and preliminary results from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim top-line or preliminary results from our clinical trials. Interim results from clinical trials that we may announce are subject to the risk that one or more of the clinical outcomes may materially change as more follow-up data are gathered, patient enrollment continues and more patient data become available. Preliminary or top-line results, including our preliminary data from our feasibility thyroid nodule study, our first-in-human cardiac clamp study, and our first-in-human cardiac catheter study, also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published or announced. As a result, interim and preliminary data should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

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

The FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions, among others:

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

The mechanism of action of our NPS technology platform has not been fully determined or validated.

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

Observations and developments that may be achievable under laboratory circumstances may not be replicable in broader research and development phases, in commercial settings, or in the use of any of any product or product candidates in the field. Furthermore, our NPS technologies will be administered by healthcare professionals and will require a degree of training and practice to administer correctly. Treatment results achieved in the laboratory or in clinical trials conducted by us or by other investigators may not be representative of the results actually encountered during commercial use of our products due to variability in administration technique. Moreover, the training and skills of investigators in our clinical trials may not be representative of the training and skills of future product users, which could negatively affect treatment results and the reputation of the Company or its products. In addition, there may be a selection bias in the patients and/or sites of administration chosen for any clinical trials that would positively affect treatment results that may not be representative or predictive of real-world experience with our products, including the nPulse System.

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

Patents and other proprietary rights are essential to our business and our ability to compete effectively with other companies is dependent upon the proprietary nature of our technologies. Similarly, our future success partnering our NPS technologies, including our nPulse System, will depend greatly on the perceived strength and reach of the patents protecting those technologies against unlicensed competitors. We also rely upon trade secrets, know-how, continuing technological innovations, and licensing opportunities to develop, maintain and strengthen our competitive position. We seek to protect these, in part, through confidentiality agreements with employees, consultants and other parties. Our success will depend in part on the ability of our licensors and us to obtain, to maintain (including making periodic filings and payments) and to enforce patent protection for the licensed intellectual property, in particular, those patents to which we have secured rights. We may not successfully prosecute or continue to prosecute the patent applications which we have licensed. Even if patents are issued in respect of these patent applications, we may fail to maintain these patents or may determine not to pursue litigation against entities that are infringing upon these patents. Without adequate protection for the intellectual property that we own or license, other companies might be able to offer substantially identical products for sale, which could unfavorably affect our competitive business position and harm our business prospects. Even if issued, patents may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection that we may have for our products.

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

Evaluating the strength and enforceability of our patents involves complex legal and scientific questions and can be uncertain. Both our patents and patent applications can be challenged by third parties, and our patent applications may fail to result in issued patents. Moreover, both our existing and future patents may be too narrow to prevent third parties from developing or designing around our intellectual property and, in that event, we may lose competitive advantage and our business may suffer.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our current or future product candidates, if any, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

In the ordinary course of our business, we (and third parties upon whom we rely) may collect, receive, store, use, transfer, make accessible, protect, secure, dispose of, transmit, disclose or otherwise process proprietary, confidential and sensitive information, including personal data, such as health-related data and participant study related data, intellectual property, and trade secrets (collectively, “sensitive data”). We may share or receive sensitive data with or from third parties whose information security measures may not be adequate. In particular, the COVID-19 pandemic caused us to modify our information technology practices, such as by allowing most of our employees to work remotely, on a full-time basis or from time to time, which increases the risk of data breaches. Additionally, the prevalent use of mobile devices that access our sensitive data increases the risk of data breaches.

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

Implementation of artificial intelligence and machine learning technologies may result in legal and regulatory risks, reputational harm, or other adverse consequences to our business.

We have incorporated, and continue to explore ways to further incorporate, artificial intelligence ("AI") technologies, including generative AI and machine learning, into certain of our internal operations. AI tools are complex and rapidly evolving and may prove flawed, incomplete, biased, or inaccurate in their outputs, which could adversely affect business decisions, expose us to legal claims, and harm our reputation; additionally, employees using AI tools could inadvertently disclose Company confidential information or trade secrets. Also, as a small company with limited resources, we may be unable to access or deploy the most advanced AI tools available, potentially placing us at a competitive disadvantage relative to better-resourced competitors. Moreover, the regulatory landscape governing AI use is subject to rapid and ongoing change, and this risk is particularly acute for us as a medical device company operating in the healthcare industry, where AI regulation is developing especially quickly — including through the EU AI Act, emerging U.S. state AI laws, executive orders imposing transparency requirements on AI used in certified health information technology, and evolving FDA guidance. Our limited resources may make it especially difficult to monitor and achieve timely compliance with new or evolving obligations, and failure to do so could subject us to enforcement actions, fines, or litigation.

Product liability lawsuits against us could cause us to incur substantial liabilities and limit commercialization of our products or any future products that we may develop.

We face an inherent risk of product liability exposure related to the sale of our products and the future sale of planned products and the use of these in human clinical studies. For example, we may be sued if our products or any of our product candidates, including any that are developed in combination therapies, allegedly cause injury, or are found to be otherwise unsuitable during product testing, manufacturing, marketing, or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, or a breach of warranties. We may also be subject to liability for a misunderstanding of, or inappropriate reliance upon, the information we provide. If we cannot successfully defend ourselves against claims that our products or planned products caused injuries, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in, among other things:

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

For example, during the course of treatment, patients may suffer adverse events for reasons that may or may not be related to the nPulse System or our NPS technology. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact, or end our opportunity to receive or maintain regulatory approval to market those products, or require us to suspend or abandon our commercialization efforts. Even if we do not believe that an adverse event is related to our products, the investigation into the circumstance may be time-consuming or inconclusive. These investigations may interrupt our sales efforts, delay our regulatory approval processes, or impact and limit the type of regulatory approvals our products could receive or maintain. As a result of these factors, a product liability claim, even if successfully defended, could harm our business.

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

Changes in healthcare policy could increase our costs, decrease our revenue, and impact sales of, and reimbursement for, our current and future products. For example, the Affordable Care Act substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted our industry, while recent changes in U.S. federal law and policy, including the expiration of enhanced Affordable Care Act subsidies and reductions in Medicaid funding, as well as Congressional deadlock over healthcare funding, have increased the likelihood that fewer patients in the United States will be insured and that insured patients will face higher out-of-pocket costs, which could result in downward pressure on prices for medical products such as ours. There will continue to be proposals by legislators at both the federal and state levels, regulators, and third-party payors to reduce costs while expanding individual healthcare benefits. Certain of these changes could impose additional limitations on the prices we will be able to charge for our current and future products or the amounts of reimbursement available for our current and future products from governmental agencies or third-party payors.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, such as those that occurred in October and November 2025, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Furthermore, given changes to the U.S. government's policies and priorities since January 2025, there is substantial uncertainty as to how, if at all, the current administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. There is also uncertainty as to how other measures being implemented by the current administration across the government will impact our activities and those of the FDA and its operations. For example, the potential loss of FDA personnel could lead to further disruptions and delays in FDA review of our product candidates and FDA guidance regarding our or our collaborators’ clinical development programs. Similarly, efforts by the new administration to substantially reduce federal funding of medical research could have substantial indirect impacts on our research activities.

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

●

anti-bribery, anti-corruption, and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, or FCPA, and the U.K. Anti-Bribery Act, and similar anti-bribery laws in other non-U.S. jurisdictions, as well as export control laws, customs laws, sanctions laws and other laws governing our operations, all of which expose us to trade and economic sanctions and other restrictions imposed by the United States, the European Union, and other governments and organizations, as we grow our international presence and global operations; additionally, the FCPA imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and numerous other laws restrict, and in some cases prohibit, U.S. companies from directly or indirectly selling goods, technology or services to people or entities in certain countries;

●

the California Consumer Privacy Act ("CCPA") and California Privacy Rights Act ("CPRA"), which require covered companies, such as companies with over $25 million in annual gross revenue, to, among other things, provide certain disclosures to California consumers and afford such consumers certain abilities to opt-out of certain sales of personal information, conduct and document data protection assessments for high-risk processing, maintain systems to respond to consumer requests, and provide detailed privacy notices explaining data collection, use, retention, and disclosure practices;

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

We are subject to a variety of local, state, federal, and foreign government regulations relating to the storage, discharge, handling, emission, generation, manufacture, and disposal of toxic or other hazardous substances used in the manufacture of our products. The failure to comply with past, present, or future laws could result in the imposition of fines, third-party property damage and personal injury claims, investigation and remediation costs, the suspension of production, or a cessation of operations. We also expect that our operations will be affected by other new environmental and health and safety laws on an ongoing basis. Although we cannot predict the ultimate impact of any such new laws, they will likely result in additional costs and may require us to change how we manufacture our products, which could have a material adverse effect on our business.

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

If we or our stockholders, particularly our directors, executive officers and significant stockholders, sell or purchase, register for sale, or indicate an intent to sell or purchase, shares of our common stock in the public market, it may have a material adverse effect on the market price of our common stock. In particular, Robert W. Duggan, our majority stockholder and Co-Chairman, is not subject to any contractual restrictions with us on his ability to sell or transfer the shares of our common stock that he holds, and these sales or transfers could create substantial declines in the price of our securities or, if these sales or transfers were made to a single buyer or group of buyers, could contribute to a transfer of control of our Company to a third party. All of Mr. Duggan’s shares in the Company have been registered for resale pursuant to an effective registration statement on Form S-3. Sales by Mr. Duggan of a substantial number of shares, or the expectation of such sales, could cause a significant reduction in the market price of our common stock.

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

A majority percentage of our outstanding stock is held by Robert W. Duggan, Co-Chairman of our Board, who beneficially owns approximately 72% of our common stock outstanding as of December 31, 2025. As a result, Mr. Duggan has control over corporate actions requiring stockholder approval, including the following actions:

●	to elect or defeat the election of our directors;

●	to amend or prevent amendment of our certificate of incorporation or bylaws;

●	to effect or prevent a merger, sale of assets or other corporate transaction; and

●	to control the outcome of any other matter submitted to our stockholders for vote.

Mr. Duggan’s controlling interest in the Company also creates the potential for conflicts of interest which could be viewed unfavorably by minority stockholders, thereby hurting our stock price. For example, in November 2021, we engaged outside legal counsel to represent the Company even though the same legal counsel currently represents Mr. Duggan personally in other matters. In prior years, this legal counsel represented Mr. Duggan in certain related party transactions with the Company and could represent both the Company and Mr. Duggan in future related party transactions. Three of our directors, including Mr. Duggan and Manmeet Soni, our Lead Independent Director and Audit Committee Chairman, are executives at Summit Therapeutics Inc., another company in which Mr. Duggan holds a controlling equity interest. There are no family relationships among any of our directors or executive officers, except that Mr. Duggan and Dr. Zanganeh are married and their beneficial ownership together exceeds 74%.

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

Robert W. Duggan is our Co-Chairman, and he beneficially owns approximately 72% of our common stock outstanding as of December 31, 2025. In addition, Mr. Duggan is not subject to any contractual restrictions on his ability to acquire additional shares of common stock, and any such purchases, including purchases of equity securities in connection with any rights offerings or any alternative equity or equity-linked offering that we may conduct, could result in his acquisition of a majority of our common stock. As a result of Mr. Duggan’s controlling ownership and position as Co-Chairman, others may be less inclined to pursue an acquisition of us and therefore we may not have the opportunity to be acquired in a transaction that stockholders might otherwise deem favorable, including transactions in which our stockholders might realize a substantial premium for their shares. In addition, public speculation regarding Mr. Duggan, as well as our relationship with Mr. Duggan, could cause our stock price to fluctuate.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including the negative impact of armed conflicts, health epidemics and climate change on the global economy and markets. A global financial crisis or a banking crisis or a global or regional political disruption could cause extreme volatility in the capital and credit markets. The Company places its cash equivalents and investments with high credit quality financial institutions and, by policy, limits the amounts invested with any one financial institution or issuer and restricts the Company’s investments to U.S. treasuries and money market instruments. However, in general the Company’s deposits held with banks exceed the amount of insurance provided on such deposits. Despite our low-risk investment policies, a severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy, banking crisis or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our products. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

The global financial markets and economy may also be adversely affected by the current or anticipated impact of military conflict, such as the ongoing Russian-Ukrainian war, the war on terrorism, and lingering hostilities in the Middle East, as well as other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the Russian-Ukrainian war, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability.

Recently, the U.S. government has been changing its approach to international trade policy and in some cases it has been renegotiating or terminating certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. In addition, the U.S. government has initiated or is considering imposing tariffs on certain foreign goods. Related to this action, certain foreign governments have instituted or are considering imposing tariffs on certain U.S. goods. It remains unclear what the U.S. government or foreign governments will or will not do with respect to tariffs or other international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to disrupt our research activities, affect our suppliers and/or the U.S. or global economy or certain sectors thereof and, thus, could adversely impact our businesses.

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

We have implemented a risk-based approach to identify and assess the cybersecurity threats that could affect our business and information systems. We use recognized commercially reasonable measures, tools and methodologies to manage cybersecurity risk that are tested on a regular cadence. We also monitor and evaluate our cybersecurity posture on an ongoing basis through regular vulnerability scans, penetration tests and third-party reviews. Other key components of our cybersecurity program include, but are not limited to, asset management, encryption, data loss prevention technology, access controls, identity and access management (IAM), such as multi-factor authentication (MFA), vulnerability management, endpoint threat detection and response (EDR), logging and monitoring involving the use of security information and event management (SIEM), privileged access management (PAM), email and web gateway protection, multi-faceted backup and data recovery solutions, anti-malware, firewalls, IDS and IPS, auditing and monitoring, regular policy updates, security awareness training, anti-phishing campaigns, intrusion detection and prevention, vulnerability and patch management, and third-party risk management. We also subscribe to third-party threat intelligence tools and services that support monitoring, analyzing, and responding to emerging risks and threats. We require third-party service providers with access to personal, confidential, or proprietary information to implement and maintain comprehensive cybersecurity practices consistent with applicable legal standards, although currently we do not audit this. While we believe our cybersecurity practices are comparable to those of similarly situated companies, the Company does not currently audit its third-party service providers’ cybersecurity practices, except through its regulatory and quality control auditing of vendors engaged in clinical trials or the manufacture of products used in the assembly of our medical devices. We also rely on industry leading third party service providers to provide the systems required to effectively run our clinical trials and require that these third-party service providers implement and maintain standard cybersecurity practices. We have business continuity plans that we regularly review and update in line with our evolving applications architecture.  We believe our cybersecurity practices comply with applicable legal requirements, including those established by the FDA.

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

Our ISC has expertise in the following areas which assist in assessing and managing applicable cybersecurity risk: 28 years of IT experience including endpoint detection, security, incident management and response, vulnerability management and response, event management and response, and network security segmentation. The ISC provides regular reports on ongoing risk and mitigation practices, including information about cyber risk management governance and status updates on various projects intended to enhance the overall cybersecurity posture of the Company, to our Chief Executive Officer, Chief Financial Officer, Chief Technology Officer, and General Counsel, who then report to the Audit Committee and the Board.

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

Item 2. Properties

We currently lease approximately 50,300 square feet of premises located in Hayward, California, which is used for our principal operating facility. The term of the lease extends through October 2029.

We also currently lease approximately 2,000 square feet of premises located in Miami, Florida, which is used for our corporate headquarters. The term of the lease is 65 months and it commenced on November 8, 2024.

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

Holders of Record

As of February 1, 2026, there were approximately 11 stockholders of record of our common stock. We believe the actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in “street” name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividend on our common stock and have no present plans to do so. We intend to retain earnings for use in the operation and expansion of our business.

Sales of Unregistered Securities

There were no unregistered sales of equity securities during the period covered by this Annual Report on Form 10-K.

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

The following graph matches our cumulative 5-year total shareholder return on common stock with the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2020, to December 31, 2025. Such returns are based on historical results and are not intended to suggest future performance.

Item 6. Selected Financial Data

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes thereto included in Item 8 under the heading “Financial Statements and Supplementary Data”. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations concerning matters that are not historical facts. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements related to our expected business, new product introductions, results of clinical studies, expectations regarding regulatory clearance and the timing of FDA or non-US filings or approvals including meetings with FDA or non-US regulatory bodies, procedures and procedure adoption, future results of operations, future financial position, our ability to generate revenue, our financing plans and future capital requirements, anticipated costs of revenue, anticipated expenses, the effect of recent accounting pronouncements, our anticipated cash flows, our ability to finance operations from cash flows or otherwise, and statements based on current expectations, estimates, forecasts, and projections about the economies and markets in which we operate and intend to operate and our beliefs and assumptions regarding these economies and markets. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. You should read the “Risk Factors” section of this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We do not assume any obligation to update any forward-looking statements.

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

Overview

We are a novel ablation company committed to health innovation using our patented Nano-pulse Stimulation (“NPS”) technology, a revolutionary energy modality that delivers nanosecond-duration pulses of electrical energy, each less than a millionth of a second long, to nonthermally clear or kill targeted cells. NPS technology, also referred to as Nanosecond Pulsed-Field Ablation (“nsPFA”) technology when used to ablate cellular tissue, can be used to treat a variety of medical conditions for which an optimal solution remains unfulfilled. We developed our proprietary nPulse System (formerly known as CellFX), a novel nsPFA delivery platform, and commercialized the initial application of its nsPFA technology to treat benign lesions of the skin. In parallel, we have designed a variety of applicators, or disposables, to explore the potential use of the nPulse platform to treat disorders in other medical specialties, such as cardiology, gastroenterology, gynecology, and otolaryngology. These applicators include devices for open surgical procedures, endoscopic or minimally invasive procedures, and endoluminal catheters, and each has been used in preclinical studies. Based on our preclinical experience and the potential to significantly improve outcomes for patients in a large and growing market, we decided in 2022 to focus our primary efforts on the use of nsPFA energy and the nPulse platform in the treatment of atrial fibrillation, where approximately 1.9 million patients in the United States are diagnosed annually. This potentially represents a greater than $3.0 billion addressable market within electrophysiology alone combined with long-term double-digit growth. Additionally, we are also pursuing the treatment of atrial fibrillation via a surgical approach as well as select other markets where nsPFA technology could have a profound positive impact on healthcare for both patients and providers, such as surgical soft tissue ablation.

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

After years of preclinical development and testing, in June 2023, we initiated a first-in-human study using our proprietary nsPFA-enabled percutaneous electrode. This study was conducted by Professor Stefano Spiezia at the Ospedale del Mare in Naples, Italy, to help us better understand and confirm the mechanism of action and tissue response of nsPFA energy in internal organs such as the thyroid. Thirty study subjects were treated, all of whom tolerated the procedure well with no reported serious side effects. Ultrasound images post procedure showed treated portions of the benign thyroid nodules were mostly resorbed with no sign of scarring or fibrosis, which can be a side effect of other ablation modalities using thermal energies.

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

Since securing 510(k) clearance to market and sell the Vybrance Percutaneous Electrode System in the United States, we have engaged with experts in the field of soft tissue ablation to gather information to help shape our commercial endeavors (our “Pilot Program”). To date, we have placed our nPulse System at sites in the United States under either short-term evaluation, consulting or other early commercial agreements pursuant to which the sites have been performing initial patient treatments and evaluating the nPulse System as well as providing valuable feedback and support for our first launch of an nsPFA-enabled surgical product.

More recently, in September 2025, we commenced a clinical trial (PRECISE BTN) to generate clinical evidence to demonstrate the safety and effectiveness of this less-invasive thyroid-preserving procedure and support commercialization of the Vybrance Percutaneous Electrode System in the United States. In this study, benign thyroid nodule soft tissue ablation procedures will be performed on up to 50 patients at up to four sites. Study endpoints evaluated during the follow-up timepoints will include safety, targeted nodule volume reduction, symptom reduction, and improvements in quality of life and cosmesis over various follow-up periods. The pace of enrollment is encouraging and we expect enrollment to complete in the next few months. To date, these clinicians, together with those in the Pilot Program as well as our first commercial accounts, have completed more than 300 patient procedures. We expect to pursue more clinical evidenced-based milestones in connection with the limited market release of our percutaneous electrodes.

Our Cardiac Surgical Program

Atrial fibrillation (“AF”) is a type of heart arrythmia, or irregular heartbeat, caused by faulty electrical signals in the heart. AF is a highly prevalent condition and is growing significantly with an ageing population. It is estimated that 43 million people worldwide are affected by AF. Treatment requires the precise and safe ablation of heart tissue to block or otherwise prevent these faulty electrical signals from causing the irregular heartbeat, and we believe nsPFA energy is uniquely suited to perform an integral role for this application and that it will prove to be highly differentiated from other energy modalities in use today.

The results of preclinical and clinical testing of both our nPulse cardiac products, namely our surgical ablation clamp and our endocardial ablation catheter, have exceeded our expectations and initial data have been presented at physician and industry conferences. While these devices serve different physicians, the application of nsPFA energy to safely and effectively ablate cardiac tissue to treat AF are the same, and we believe there will be important synergies realized through their contemporaneous development. The Company’s cardiac surgical ablation clamp and cardiac endocardial ablation catheter both generate our proprietary nsPFA pulses of electrical energy. We discuss each of these products under development in more detail below.

nPulse Cardiac Surgical Clamp

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

We believe our nsPFA energy can provide important advantages over today’s thermal modalities in creating these ablation lines. For example, surgeons using the nPulse System should be able to deliver faster ablations and through thicker tissue than thermal modalities because of the nonthermal mechanism of action that nsPFA employs, which is not affected by heatsinks such as blood in the heart. In preclinical and clinical studies, our nsPFA Cardiac Clamp has consistently achieved transmural ablations in less than three seconds, independent of tissue type or thickness. Moreover, thermal modalities can cause char formation on electrode surfaces which can cause gaps in the ablation lines that might lead to treatment failure. This should not be an issue with nsPFA ablation given its nonthermal nature. Also, because nsPFA ablation does not significantly impact acellular tissue, such as collagen or cartilage, our technology has the potential to offer significant safety advantages over thermal modalities by allowing surgeons to ablate near and into vessels and valves without concern of permanent damage. And finally, nsPFA ablation has been shown to spare nerves of any permanent damage, even when treated directly, which is another concern for thermal modalities. We believe these advantages will be important to cardiac surgeons, so we are working with leaders in the field to develop this technology quickly.

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

In September 2025, we received approval of our Investigational Device Exemption (IDE) to initiate our pivotal clinical trial of the cardiac surgical clamp and clinicians have already enrolled and treated the first patient in the study. This single-arm prospective study is designed to demonstrate primary effectiveness of the nsPFA Cardiac Surgical System for the treatment of AF in concomitant surgical procedures. Up to twenty sites, including two outside the United States, are planned to enroll up to 136 patients. Upon PMA approval, we would expect to commercialize the nPulse Cardiac Surgical System in the United States specifically as a treatment for AF. Separately, we have already enrolled more than 50 patients in our first-in-human clinical feasibility study of the cardiac clamp, a multi-center study of AF in the Netherlands, Poland and Austria. All of the patients in our first-in-human study have tolerated the procedure well and acute data have been encouraging.

nPulse Cardiac Catheter System

We believe our endocardial catheter ablation device will have many of the same advantages that the surgical ablation clamp appears to have with respect to both performance and safety compared to standard thermal modalities. Our nPulse Cardiac Catheter System is uniquely designed to provide a circumferential, or circular, ablation in a single treatment cycle. We believe this will enable faster treatment times compared to what is currently performed with thermal modalities, especially when ablating around the pulmonary veins, a common treatment approach for AF.

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

Similar to the cardiac ablation clamp, our proprietary catheter has been in development for several years and we have been working with leaders in the electrophysiology field to test the catheter in preclinical studies. After seeing encouraging preclinical results, in December 2023, we initiated a first-in-human clinical study in Prague, Czech Republic, to test our nPulse Cardiac Catheter System in patients with AF and both the acute data and initial remapping data from this study were compelling. We therefore expanded the initial clinical protocol in 2024 to include participation by two additional sites, including a clinical site in Rome, Italy, with Dr. Andrea Natale M.D., F.A.C.C., F.H.R.S., F.E.S.C., a world recognized leader in the world of electrophysiology and the current Executive Director at the Texas Cardiac Arrhythmia Institute. To date, nine clinical investigators at these European sites, including Dr. Natale and Dr. Vivek Reddy, Director of Cardiac Arrhythmia Services at the Mount Sinai Fuster Heart Hospital in New York, have enrolled and treated more than 165 patients in this first-in-human study. More recently, in February 2026, at the AF Symposium, Dr. Reddy presented 6- and 12-month follow up data for the first 150 patients from this study. These data show 96% procedural success of evaluable patients at one year as well as early indications of the disruptive market potential for our nPulse catheter, such as total procedure times in the study of approximately 65 minutes per patient.

Given the compelling data seen in the first-in-human study of our nPulse Cardiac Catheter, in July 2025, we submitted an Investigational Device Exemption (IDE) application for review by the FDA to conduct a single-arm, multicenter, prospective study designed to demonstrate primary safety and effectiveness of the nsPFA Cardiac Catheter System for the treatment of recurrent drug-resistant symptomatic paroxysmal AF. In December 2025, the FDA approved our IDE submission, and we have begun clinical site qualifications to begin enrollment. This IDE study is expected to enroll up to 155 patients at up to 30 sites, including three sites outside the United States. We continue to believe we will need PMA approval from the FDA to market and sell our catheter in the United States.

The nPulse Console

The nPulse Console is a tunable, software-enabled, console-based platform, designed to accommodate the clinical workflow preferred by physicians. The nPulse Console is configured to accept a variety of disposable applicators or electrodes across a range of clinical applications. In February 2021, we received 510(k) clearance from the FDA for the nPulse System for dermatologic procedures requiring ablation and resurfacing of the skin. In January 2021, we received Conformité Européene (“CE”) marking approval for the nPulse System, which allows for marketing of the system in the European Union (“EU”). Shortly after these regulatory clearances, we began commercializing the nPulse System in dermatology for the treatment of benign skin lesions. However, in September 2022, we announced a shift in our focus from dermatology to cardiology and soft tissue ablation. We have ceased all commercial sales efforts and marketing operations in dermatology, and in 2022 we stopped manufacturing new dermatologic treatment tips for the nPulse System. At the present time, we continue to support our remaining commercial users and remain open to a potential commercial partnership. The nPulse Console is being used for our current efforts in the treatment of AF and as part of the Vybrance Percutaneous Electrode System.

We continue to believe nsPFA ablation, as well as NPS technology more broadly, has the potential to provide superior outcomes across a variety of medical disciplines and we may seek partnership opportunities to develop additional applications.

Financing Our Business

Over the past few years, Robert Duggan, our majority stockholder and Co-Chairman, has made significant investments in our Company to fund its operations. In June 2024, for example, when we completed a rights offering of units to our existing stockholders to raise $60.0 million in aggregate, Mr. Duggan purchased approximately 88% of the shares offered through the offering. Mr. Duggan may or may not elect to participate in any number of future fundraisings by the Company, whether similar to those described above or otherwise, and he may choose to invest more than his current pro rata share in any of these fundraisings, or alternatively he may offer to provide additional debt financing as may be needed to maintain the Company as a going concern.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities, and equity and the amount of revenues and expenses, which are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

While our significant accounting policies are described in the notes to our financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following critical accounting policies and estimates are most important to understanding and evaluating our reported financial results.

Revenue from Contracts with Customers

A contract with a customer is accounted for when the rights and obligations of the parties are identifiable, the contract has commercial substance, and the collectability of the consideration to be received from the customer is considered probable. Contracts with customers are for the sale of the nPulse Vybrance system, which includes system components, software, and system accessories. Instruments and other accessories may also be included with the system or may be sold on a standalone basis. These products are considered performance obligations to the extent they are separately identifiable from other products in the contract and when the customer can either benefit from the product on its own or with other goods or services that are readily available to the customer. We recognize revenue at a point in time when we satisfy performance obligations by transferring control of promised goods to our customers. Transfer of control is based on shipping terms as contractually negotiated. The amount of revenue recognized is equal to the consideration which we are entitled to in exchange for the promised goods, excluding any amounts assessed by government authorities for taxes which might be collected from a customer.

The transaction price is the consideration to which we expect to be entitled in exchange for providing the promised goods to customers. Though most customer orders are for a fixed amount of consideration, we evaluate the possible impact of variable consideration in determining the transaction price, in particular the possibility of future returns. Sales agreements allow for a right of return only if the product does not conform to the agreed upon quality standards or if the product was shipped due to our error. We anticipate such returns will be minimal and have made no adjustments to the transaction price for any estimated returns. The transaction price is determined at contract execution and updated each quarter for any changes in circumstances (e.g., changes in estimated return amount).

When there are multiple performance obligations present, the total transaction price shall be allocated to each of the performance obligations based upon the relative standalone selling price (“SSP”) of those performance obligations. We establish SSPs based on multiple factors including prices charged by us for similar offerings, product-specific business objectives, and the estimated cost to provide the performance obligation.

Sales contracts often involve the sale and delivery of multiple products, each of which typically represent a separate performance obligation in the contract. While we sell these products on a stand-alone basis at their respective SSP, initial customer contracts will likely involve the bundling of products which will be delivered concurrently to the customer for a single price. The initial limited market release period will also include evaluation agreements with customers that allow either the customer or us to terminate the contract at any point without penalty. The termination right limits the effective contract term to the period for which the contract was not terminated. Payment terms may be extended to customers upon which we will perform a necessary credit evaluation to ensure future collectability of the outstanding balance.

Stock-Based Compensation

Our stock-based compensation programs include stock options and an employee stock purchase program. We periodically issue stock options to officers, directors, employees, and consultants for their services to the Company. Such issuances vest and expire according to terms established at the issuance date. In general, stock-based payments to officers, directors and employees, including grants of employee stock options, are recognized in the financial statements based on their grant date fair values, which are estimated using the Black-Scholes option-pricing model or Monte Carlo simulation model. We account for forfeitures as they occur. We have granted stock options with time-based, performance-based, market-based, and both market-based and performance-based vesting conditions.

For stock options with time-based and performance-based vesting conditions, the grant date fair value of each grant is determined using the Black-Scholes option pricing model which requires a number of assumptions. Each of these assumptions is subjective and generally requires significant judgment and estimation by management.

Expected Term - Our expected term represents the period that our stock-based awards are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term). We utilize this method due to lack of historical exercise data of our stock-based awards.

Expected Volatility - The computation of expected volatility was based on a calculation using the historical volatility of our common stock.

Risk-Free Interest Rate - The risk-free interest rate is based on the Treasury Constant Maturities as provided by the Federal Reserve in effect at the time of grant for periods corresponding with the expected term of option.

Expected Dividend - We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

Stock-based compensation expense for stock options with time-based vesting conditions is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. For stock options with performance-based vesting conditions, compensation expense is not recognized until it is probable that the performance-based vesting condition will be achieved. The analysis to determine such probability involves estimates and judgements from management related to certain financial measures and achievements of strategic and operational milestones, which involves inherent risk and uncertainty regarding the future outcomes of the milestones. If actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation expense that could be material.

For stock options with market-based vesting conditions, the conditions relate to the achievement of certain market capitalization targets of the Company. Using a Monte Carlo simulation model, we estimated the fair value of the market-based options on the grant date or modification date, with the associated stock-based compensation expense recognized over the requisite service period. The requisite service period is the service period derived from the Monte Carlo simulation model. If the market capitalization targets are met sooner than the derived service period, the recognition of stock-based compensation expense will accelerate to reflect the cumulative expense associated with the vested shares.

For stock options with both market-based and performance-based vesting conditions, the vesting conditions relate to both the achievement of certain market capitalization targets of the Company, as well as the achievement of certain revenue and margin metrics. Using a Monte Carlo simulation model, we estimated the fair value of the market-based options on the grant date, along with a derived service period. Compensation expense for the awards is recognized over the requisite service period, which is the longer of the service period derived from the Monte Carlo simulation model or the implicit service period (the period when the performance condition is expected to be met). Compensation expense is recognized only once it becomes probable that the associated performance condition will be achieved and the employee is expected to render the requisite service. Once these criteria are met, we will recognize expense using the accelerated attribution method over the requisite service period. If, at any point, the performance condition is no longer probable of being achieved or the employee is no longer expected to complete the requisite service period, any previously recognized expense will be reversed. Additionally, if both the market and performance conditions are satisfied before the end of the requisite service period, any remaining unrecognized expense will be recognized immediately, provided that the employee is still providing service.

The Monte Carlo simulation models require us to make assumptions and judgements about the variables used in the calculations including the expected volatility, the risk-free interest rate, expected dividend yield, and the expected term. The assumptions used in the option-pricing model represent our best estimates. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

Accrued Research and Development Expenses

We accrue liabilities for estimated costs of research and development activities conducted by our third-party service providers, which include the conduct of preclinical and clinical studies. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced, and include these costs in accrued liabilities on the consolidated balance sheet and within research and development expense on the consolidated statements of operations and comprehensive loss.

We accrue for these costs based on factors, such as estimates of the work completed and budget provided and in accordance with agreements established with our third-party service providers. We make significant judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, we adjust our accrued liabilities. Changes in these estimates that result in material changes to our accruals could materially affect our financial condition and results of operations.

Results of Operations

Comparison of the Years ended December 31, 2025 and 2024

Our consolidated statements of operations as discussed herein are presented below:

	Year Ended
	December 31,
(in thousands)	2025	2024	$ Change
Revenue:
Product revenue	$350	$—	$350

Cost and expenses:
Cost of product revenue	539	—	539
Research and development	44,721	32,336	12,385
Selling, general and administrative	32,029	23,921	8,108
Total cost and expenses	77,289	56,257	21,032
Loss from operations	(76,939)	(56,257)	(20,682)

Other income (expense):
Interest income	4,210	2,690	1,520
Other expense	(52)	(18)	(34)
Total other income	4,158	2,672	1,486
Net loss	$(72,781)	$(53,585)	$(19,196)

Revenue

Product revenue was $0.4 million for the year ended December 31, 2025. There was no revenue for the year ended December 31, 2024. The total revenue generated was in connection with the limited market release commercial sales of the Vybrance Percutaneous Electrode System with the first commercial sale occurring in the third quarter of 2025.

Cost of Product Revenue

Cost of product revenue was $0.5 million for the year ended December 31, 2025. There was no cost of product revenue for the year ended December 31, 2024.

Research and Development

Research and development expenses consist of compensation and other employee-related expenses for research and development personnel, clinical trials and consulting costs related to the design, development and enhancement of our potential future products, prototype material and devices.

Research and development expenses increased by $12.4 million to $44.7 million for the year ended December 31, 2025, compared to $32.3 million for the year ended December 31, 2024, primarily due to increases of $5.5 million in paid services and external research, $3.3 million in stock-based compensation, $2.8 million in compensation and other employee-related expenses, and $0.7 million in supplies.

Selling, General and Administrative

Selling, general and administrative expenses consist of compensation and other employee-related expenses for sales, marketing, executives, finance, legal, human resources, information technology, and administrative personnel, professional fees, patent fees and costs, insurance costs and other general corporate expenses.

Selling, general and administrative expenses increased by $8.1 million to $32.0 million for the year ended December 31, 2025, compared to $23.9 million for the year ended December 31, 2024, primarily due to increases of $4.5 million in stock-based compensation, $4.2 million in compensation and other employee-related expenses, $1.9 million in paid services and administrative costs, partially offset by a decrease of $2.5 million in severance costs and legal settlement.

Interest Income

Interest income increased by $1.5 million to $4.2 million for the year ended December 31, 2025, compared to $2.7 million for the year ended December 31, 2024, driven by increased returns on higher cash balances held during 2025 relative to 2024 due to the 2024 Rights Offering.

Liquidity and Capital Resources

We have funded our business primarily through the issuance of equity securities and debt. To date, we have generated only limited revenue from product sales and we have incurred significant operating losses each year since our inception. Because we intend to continue our investments into new product research and development and the capabilities needed to commercialize our nPulse Vybrance Percutaneous Electrode System, we expect to continue to incur additional losses for the next several years. Accordingly, to fund our business, we may utilize some combination of public or private equity offerings, debt financings, or potential new revenue-generating collaborations with one or more investors or strategic partners. Over the past few years, Robert Duggan, our majority stockholder and Co-Chairman, has made significant investments in our Company to fund its operations. Mr. Duggan may or may not elect to participate in any number of future fundraisings by the Company, whether similar to those described herein or otherwise, or alternatively he may offer to provide additional debt financing as may be needed to maintain the Company as a going concern.

As of December 31, 2025, we had cash and cash equivalents of $80.7 million. We believe that our existing cash and cash equivalents will be sufficient to fund our projected operating requirements for at least the next twelve months from the filing date of this Annual Report on Form 10-K. However, we plan to raise additional capital in the near future. These expectations are based on our current operating and financing plans which are subject to change. The source, timing and availability of any future financing will depend largely upon market conditions and perceived progress in the Company’s commercialization efforts, on-going product development initiatives, as well as future clinical and regulatory developments concerning the nPulse System and our other NPS-based technologies. There can be no assurance, however, that any additional financing or any revenue-generating collaboration will be available when needed or that we will be able to obtain financing or enter into a collaboration on terms acceptable to us. Lack of necessary funds may require us to, among other things, delay, scale back or eliminate some or all of our commercial activities, reduce headcount, trim research and product development programs, discontinue clinical trials, stop all or some of our manufacturing operations, defer capital expenditures, deregister from being a publicly traded company and delist from Nasdaq, or license our potential products or technologies to third parties, possibly on terms that cannot sustain our current business. In addition, global economic instability caused by armed conflicts, tariffs and interest rates, together with other market factors, could have an adverse impact on potential sources of future financing.

On July 3, 2024, we announced the closing of our 2024 Rights Offering. The 2024 Rights Offering resulted in the sale of six million 2024 Units, at a price of $10.00 per 2024 Unit. Each 2024 Unit consisted of one share of our common stock, par value $0.001 per share, and two warrants, each being a warrant to purchase one-half of one share of common stock. The common stock and warrants comprising the 2024 Units separated upon the closing of the 2024 Rights Offering and were issued individually. Upon the closing of the offering, we issued a total of 5,999,998 shares of common stock and warrants to acquire up to approximately an additional six million shares of common stock, at an exercise price of $11 per whole share, and we received aggregate gross proceeds of $60 million. Robert W. Duggan, the Company’s majority stockholder and Co-Chairman, purchased approximately 88% of the units offered through the 2024 Rights Offering. Half of the warrants issued in the rights offering were redeemable by us if our volume-weighted average price ("VWAP") exceeded 150% of the exercise price, or $16.50, for twenty consecutive trading days. In December 2024, we delivered an irrevocable notice of redemption to redeem this first tranche of common stock warrants because the VWAP of our common stock over the twenty consecutive trading days before the notice was $18.85. Then, in February 2025, we redeemed 18,221 warrants, specifically the ones subject to the 150% redemption feature, on the announced redemption date. The other half of the warrants issued in the 2024 Rights Offering are redeemable by us if our VWAP exceeds 200% of the exercise price, or $22.00, for twenty consecutive trading days. As of December 31, 2025, there were no outstanding 2024 Rights Offering Warrants subject to the 150% redemption feature and there were 405,624 outstanding 2024 Rights Offering Warrants subject to the 200% redemption feature, entitling holders to purchase up to approximately 202,812 shares of common stock. During the year ended December 31, 2025, we have received a total of $14.1 million in gross proceeds from exercises of the 2024 Rights Offering Warrants. Cumulatively, as of December 31, 2025, we have received a total of $63.6 million in gross proceeds from exercises of the 2024 Rights Offering Warrants.

Furthermore, from time to time, we may raise additional equity or debt capital through private offerings of securities or through registered offerings of securities, such as offerings of debt or equity off of a shelf registration statement, including “at-the-market” offerings of common stock. In April 2024, we filed a shelf registration statement on Form S-3 with the SEC, which the SEC declared effective on April 8, 2024. Through this shelf registration statement we may, from time to time, sell up to an aggregate of $50 million worth of our common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, purchase contracts, or units, of which shelf approximately $50 million remains available for sale as of December 31, 2025. Under this shelf registration statement, in July 2024, we established an at-the-market offering program with Canaccord Genuity LLC and Needham & Company, LLC, as sales agents, in the amount of up to $60 million. However, in February 2026, we terminated this ATM program and instead entered into an at-the-market offering program with TD Cowen, as sales agent, in the amount of up to $60 million, of which approximately $60 million remains available. To the extent we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to our stockholders.

Cash Flows

Our consolidated statements of cash flows as discussed herein are presented below:

	Year Ended December 31,
(in thousands)	2025	2024
Net cash and cash equivalents (used in) provided by:
Operating activities	$(54,122)	$(36,343)
Investing activities	(335)	(125)
Financing activities	17,154	110,141
Net (decrease) increase in cash and cash equivalents	$(37,303)	$73,673

Operating Activities

For the year ended December 31, 2025, net cash used in operating activities was $54.1 million, which consisted of a net loss of $72.8 million and a net change of $5.0 million in net operating assets and liabilities, partially offset by $23.7 million in non-cash charges. The net change in our operating assets and liabilities was due to a net decrease in liabilities of $3.7 million and a net increase in assets of $1.3 million. Non-cash charges consisted of stock-based compensation of $21.5 million, lease expense of $1.1 million, and depreciation and amortization of $1.1 million.

For the year ended December 31, 2024, net cash used in operating activities was $36.3 million, which consisted of a net loss of $53.6 million, partially offset by $15.7 million in non-cash charges and a net change of $1.5 million in net operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $13.6 million, depreciation and amortization of $1.2 million, and lease expense of $0.9 million. The net change in our operating assets and liabilities was due to a net increase in liabilities of $1.9 million offset by a net increase in assets of $0.4 million.

Investing Activities

For the year ended December 31, 2025, cash used in investing activities was $0.3 million, which was primarily for the purchase of property and equipment.

For the year ended December 31, 2024, cash used in investing activities was $0.1 million, which was for the purchase of property and equipment.

Financing Activities

For the year ended December 31, 2025, cash provided from financing activities was $17.1 million, primarily due to $14.1 million of proceeds from the exercise of common stock warrants, $2.5 million of proceeds from the exercise of stock options, and $0.6 million from the sale of stock under our employee stock purchase plan.

For the year ended December 31, 2024, cash provided from financing activities was $110.1 million, primarily due to $59.6 million of net proceeds from the 2024 Rights Offering, $49.4 million of proceeds from the exercise of common stock warrants, $0.9 million of proceeds from the exercise of stock options, and $0.5 million from the sale of stock under our employee stock purchase plan, offset by $0.3 million of deferred issuance costs in relation to a future at-the-market equity offering.

Contractual Obligations

Operating Leases

We currently lease approximately 50,300 square feet of premises located in Hayward, California, which is used for our principal operating facility. The lease term is through October 2029.

In November 2024, we leased approximately 2,000 square feet of premises located in Miami, Florida, which is used for our corporate headquarters. The lease term is through April 2030.

The following table summarizes our contractual obligations as of December 31, 2025 (in thousands):

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years
Operating leases	$9,044	$2,221	$4,673	$2,150

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any transactions, obligations or relationships that constitute off-balance sheet arrangements.

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

Interest Rate and Market Risk

Our exposure to interest rate and market risk is confined to our cash and cash equivalents, all of which have maturities of less than one year. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of our cash and cash equivalents. To achieve our goals, we may maintain a portfolio of cash equivalents in a money market fund of high credit quality. The money market fund is classified as available-for-sale and subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents, we do not believe that a hypothetical 10% change in market interest rates would have a material negative impact on the value of our cash equivalents. As of December 31, 2025, we did not hold any investments.

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

Item 8. Financial Statements and Supplementary Data

PULSE BIOSCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Pulse Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pulse Biosciences, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows , for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Stockholders’ Equity and Stock-Based Compensation –Market-based Options - Refer to Notes 2 and 10 to the financial statements

Critical Audit Matter Description

During 2025, the Company issued certain stock options with market-based vesting conditions. The vesting conditions relate to the achievement of certain market capitalization targets of the Company. Using a Monte Carlo simulation model, the Company estimates the fair value of the market-based options on the grant date, with the associated stock-based compensation expense recognized over the requisite service period. The requisite service period is the service period derived from the Monte Carlo simulation model. The determination of the fair value of market-based options is estimated using the expected volatility, the risk-free interest rate, expected dividend yield, and the expected term.

Given the significant judgments made by management to determine the grant date fair value of the market-based options, audit procedures required a high degree of subjective auditor judgment necessary in evaluating the Monte Carlo simulation model and the expected volatility used and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of market-based options granted included the following, among others:

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

●	With the assistance of our fair value specialists, we evaluated management’s valuation of the market-based options by:

○	Evaluating the Monte Carlo simulation model and the reasonableness of the valuation assumptions, including the expected volatility.

○	Independently calculating a fair value estimate for the market-based options and comparing our estimate to the Company's estimate.

/s/ Deloitte & Touche LLP

San Francisco, California

February 19, 2026

We have served as the Company's auditor since 2018.

PULSE BIOSCIENCES, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$80,735	$118,038
Accounts receivable	274	—
Inventory	136	—
Prepaid expenses and other current assets	2,276	1,411
Total current assets	83,421	119,449

Property and equipment, net	1,051	1,160
Intangible assets, net	575	1,220
Goodwill	2,791	2,791
Right-of-use assets	6,010	7,163
Other assets	691	677
Total assets	$94,539	$132,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,777	$1,673
Accrued liabilities	3,576	7,027
Lease liability, current	1,570	1,355
Total current liabilities	7,923	10,055

Lease liability, less current portion	5,960	7,543
Total liabilities	13,883	17,598

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized – 50,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized – 500,000,000 shares; issued and outstanding – 67,839,689 shares and 65,925,503 shares as of December 31, 2025 and 2024, respectively	68	66
Additional paid-in capital	543,869	505,296
Accumulated deficit	(463,281)	(390,500)
Total stockholders’ equity	80,656	114,862
Total liabilities and stockholders’ equity	$94,539	$132,460

See accompanying notes to the consolidated financial statements.

PULSE BIOSCIENCES, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Revenue:
Product revenue	$350	$—

Cost and expenses:
Cost of product revenue	539	—
Research and development	44,721	32,336
Selling, general and administrative	32,029	23,921
Total cost and expenses	77,289	56,257
Loss from operations	(76,939)	(56,257)

Other income (expense):
Interest income	4,210	2,690
Other expense	(52)	(18)
Total other income	4,158	2,672
Net loss	(72,781)	(53,585)
Comprehensive loss	$(72,781)	$(53,585)

Net loss per share, basic and diluted	$(1.08)	$(0.92)
Weighted average common shares outstanding, basic and diluted	67,395,339	58,397,597

See accompanying notes to the consolidated financial statements.

PULSE BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	55,144,374	$55	$381,220	$(336,915)	$44,360
Issuance of common stock and warrants in connection with rights offering, net of issuance costs	5,999,998	6	59,630	—	59,636
Issuance of common stock upon exercise of warrants, net of issuance costs	4,501,447	5	49,511	—	49,516
Issuance of common stock upon exercise of stock options	160,847	—	871	—	871
Issuance of common stock under employee stock purchase plan	117,539	—	478	—	478
Issuance of shares in at-the-market offering, net of issuance costs	1,298	—	—	—	—
Issuance of equity-classified subscription rights as part of rights offering (Note 9)	—	—	47,700	—	47,700
Rights offering deemed pro-rata distribution to shareholders (Note 9)	—	—	(47,700)	—	(47,700)
Stock-based compensation expense	—	—	13,586	—	13,586
Net loss	—	—	—	(53,585)	(53,585)
Balance, December 31, 2024	65,925,503	$66	$505,296	$(390,500)	$114,862
Issuance of common stock upon exercise of warrants, net of issuance costs	1,277,377	1	14,031	—	14,032
Issuance of common stock upon exercise of stock options	592,612	1	2,499	—	2,500
Issuance of common stock under employee stock purchase plan	44,197	—	586	—	586
Stock-based compensation expense	—	—	21,457	—	21,457
Net loss	—	—	—	(72,781)	(72,781)
Balance, December 31, 2025	67,839,689	$68	$543,869	$(463,281)	$80,656

See accompanying notes to the consolidated financial statements.

PULSE BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(72,781)	$(53,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	406	512
Amortization of intangible assets	665	666
Stock-based compensation	21,457	13,586
Non-cash lease expense	1,153	923
Loss on disposal of fixed assets	—	6
Changes in operating assets and liabilities:
Accounts receivable	(274)	—
Inventory	(136)	—
Prepaid expenses and other current assets	(912)	(355)
Other non-current assets	(14)	(31)
Accounts payable	1,132	(201)
Accrued liabilities	(3,450)	3,212
Lease liabilities, net	(1,368)	(1,076)
Net cash used in operating activities	(54,122)	(36,343)

Cash flows from investing activities:
Purchases of property and equipment	(315)	(125)
Purchases of intangible assets	(20)	—
Net cash used in investing activities	(335)	(125)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	586	478
Proceeds from exercises of warrants, net of issuance costs	14,081	49,424
Proceeds from exercises of stock options	2,487	871
Proceeds from issuance of common stock and warrants in relation to rights offering, net of issuance costs	—	59,649
Payment of deferred issuance costs in relation to at-the-market equity offering program	—	(281)
Net cash provided by financing activities	17,154	110,141
Net (decrease) increase in cash and cash equivalents	(37,303)	73,673

Cash and cash equivalents at beginning of period	118,038	44,365
Cash and cash equivalents at end of period	$80,735	$118,038

Supplemental disclosure of noncash investing and financing activities:
Proceeds from exercise of warrants and stock options not yet received	$45	$92
Unpaid warrant issuance costs	$2	$13
Unpaid amounts related to purchase of equipment	$8	$26
Rights offering deemed pro-rata distribution to shareholders	$—	$47,700
Right-of-use asset obtained in exchange for lease liability	$—	$830

See accompanying notes to the consolidated financial statements.

PULSE BIOSCIENCES, INC.

Notes to Consolidated Financial Statements

1. Description of the Business

Pulse Biosciences, Inc. is a novel ablation company committed to health innovation using its patented Nano-pulse Stimulation (“NPS”) technology, a revolutionary energy modality that delivers nanosecond-duration pulses of electrical energy, each less than a millionth of a second long, to nonthermally clear or kill targeted cells. NPS technology, also referred to as a Nanosecond Pulsed-Field Ablation (“nsPFA”) energy when used to ablate cellular tissue, can be used to treat a variety of medical conditions for which an optimal solution remains unfulfilled. The Company developed its proprietary nPulse System (formerly known as CellFX), a novel nsPFA delivery platform, and commercialized the initial application of its nsPFA energy to treat benign lesions of the skin. In parallel, the Company has designed a variety of applicators, or disposables, to explore the potential use of the nPulse platform to treat disorders in other medical specialties, such as cardiology, gastroenterology, gynecology, and otolaryngology. These applicators include devices for open surgical procedures, endoscopic or minimally invasive procedures, and endoluminal catheters, and each has been used in preclinical studies. Based on its preclinical experience and the potential to significantly improve outcomes for patients in a large and growing market, the Company decided in 2022 to focus its primary efforts on the use of nsPFA energy and the nPulse platform in the treatment of atrial fibrillation (“AF”), and in a select few other markets where it could have a profound positive impact on healthcare for both patients and providers, such as surgical soft tissue ablation.

The Company is incorporated in the State of Delaware. It is located in Miami, Florida and continues to maintain its offices in Hayward, California. The Company maintains its website at www.pulsebiosciences.com where general information about the Company is available.

Liquidity and Capital Resources

The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $463.3 million as of December 31, 2025. As of December 31, 2025, the Company had cash and cash equivalents of $80.7 million. The Company believes that the existing financial resources are sufficient to continue operating activities at least one year past the issuance date of these consolidated financial statements.

The Company has historically financed its operations primarily through the sale of common stock and debt. To date, the Company has generated limited revenue from product sales and has incurred significant operating losses in each year since inception. The Company may continue to incur additional losses for the next several years.

While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to raise sufficient capital when needed or generate sufficient cash flow from operations would impact the ability to pursue business strategies and could require the Company to delay, scale back or discontinue one or more product development programs, or other aspects of the Company's business objectives.

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

Fair Value of Financial Instruments

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

Level 1—Observable inputs, such as quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs which reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

Financial instruments carried at fair value include cash and cash equivalents. The carrying amounts of accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash and cash equivalents. Cash equivalents consist primarily of amounts invested in money market funds and are stated at fair value.

Accounts Receivable

Accounts receivable are recorded at invoice value, net of any allowance for credit losses. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company’s expected loss allowance methodology for receivables considers factors such as historical collection experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. Specific allowance amounts are established to record the appropriate allowance for customers that have an identified risk of default. Balances are written off when they are ultimately determined to be uncollectible. The Company had no allowance for doubtful accounts as of December 31, 2025 and 2024.

Inventory

Inventory is stated at the lower of cost or net realizable value and based on standard costs approximating the purchase costs on a first-in, first-out basis. Inventory costs include direct materials, direct labor, and normal manufacturing overhead. The cost basis of the Company’s inventory is reduced for any products that are considered excessive or obsolete based upon assumptions about future demand and market conditions. Additionally, the cost basis of the Company’s inventory does not include any fixed overhead costs associated with abnormally low utilization of its manufacturing facility.

During the year ended December 31, 2025, the Company determined that costs had future economic benefit subsequent to receiving FDA approval, and as such, it began to capitalize inventory for its limited market release of percutaneous electrodes for its Vybrance Percutaneous Electrode System. Prior to capitalizing inventory, all direct and indirect manufacturing costs were charged to research and development expenses in the period incurred or written off as excess and obsolete inventory in 2022, including previously manufactured consoles.

Property and Equipment

Property and Equipment is recorded at cost and depreciated using the straight-line method over their estimated useful lives, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life. Upon the sale or retirement of property and equipment, the costs and related accumulated depreciation and amortization are removed from the consolidated balance sheet and the resulting gain or loss is reflected in operating expenses. Maintenance and repairs are charged to operations as incurred.

Intangible Assets

The Company’s intangible assets consist of acquired patents and licenses, which are amortized over their estimated useful lives of twelve years.

Impairment of Long-Lived Assets

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

Research and Development Expenses

Research and development expenses consist primarily of compensation expenses, fees paid to consultants and outside service providers and organizations (including university research institutes), costs associated with clinical trials, development prototypes and other expenses relating to the acquisition, design, development and testing of the Company’s product candidates, and certain facilities related costs. Research and development expenses incurred by the Company are expensed as incurred.

Accrued Research and Development Expenses

The Company accrues liabilities for estimated costs of research and development activities conducted by its third-party service providers, which include the conduct of preclinical and clinical studies. The estimated costs of research and development activities are recorded based upon the estimated amount of services provided but not yet invoiced, and these costs are included in accrued liabilities on the consolidated balance sheets and within research and development expense on the consolidated statements of operations and comprehensive loss.

These costs are accrued based on factors such as estimates of the work completed and budget provided and in accordance with agreements established with third-party service providers. Significant judgments and estimates are made in determining the accrued liabilities balance in each reporting period. Accrued liabilities are adjusted as actual costs become known. Changes in these estimates that result in material changes to the Company’s accruals could materially affect its financial condition and results of operations. There have not been any material differences between accrued costs and actual costs incurred since the Company’s inception.

Patent Expenses

The Company is the owner of numerous domestic and foreign patents. Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and any related patent applications, patent costs not related to acquired patents, including patent-related legal fees, filing fees and other costs, including internally generated costs, are expensed as incurred. During both of the years ended December 31, 2025 and 2024, patent expenses totaled $0.5 million, respectively. Patent expenses are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Stock-Based Compensation

The Company's stock-based compensation programs include stock options and an employee stock purchase program. The Company periodically issues stock options to officers, directors, employees, and consultants for services rendered. Such issuances vest and expire according to terms established at the issuance date. In general, stock-based payments to officers, directors and employees, including grants of employee stock options, are recognized in the financial statements based on their grant date fair values, which are estimated using the Black-Scholes option-pricing model or the Monte Carlo simulation model. The Company accounts for forfeitures as they occur. The Company has granted stock options with time-based, performance-based, market-based, and both market-based and performance-based vesting conditions.

For stock options with time-based and performance-based vesting conditions, the grant date fair value of each grant is determined using the Black-Scholes option pricing model which requires a number of assumptions. Each of these assumptions is subjective and generally requires significant judgment and estimation by management.

Expected Term - The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term). The Company utilizes this method due to lack of historical exercise data of the Company’s stock-based awards.

Expected Volatility - The computation of expected volatility was based on a calculation using the historical volatility of the Company's common stock.

Risk-Free Interest Rate - The risk-free interest rate is based on the Treasury Constant Maturities as provided by the Federal Reserve in effect at the time of grant for periods corresponding with the expected term of option.

Expected Dividend - The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

Stock-based compensation expense for stock options with time-based vesting conditions is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. For stock options with performance-based vesting conditions, the Company does not recognize compensation expense until it is probable that the performance-based vesting condition will be achieved. The analysis to determine such probability involves estimates and judgements from management related to certain financial measures and achievements of strategic and operational milestones, which involve inherent risk and uncertainty regarding the future outcomes of the milestones. If actual results are not consistent with the Company’s estimates or assumptions, the Company may be exposed to changes in stock-based compensation expense that could be material.

For stock options with market-based vesting conditions, the conditions relate to the achievement of certain market capitalization targets of the Company. Using a Monte Carlo simulation model, the Company estimated the fair value of the market-based options on the grant date or modification date, with the associated stock-based compensation expense recognized over the requisite service period. The requisite service period is the service period derived from the Monte Carlo simulation model. If the market capitalization targets are met sooner than the derived service period, the Company will accelerate the recognition of stock-based compensation expense to reflect the cumulative expense associated with the vested shares.

For stock options with both market-based and performance-based vesting conditions, the conditions relate to both the achievement of certain market capitalization targets of the Company, as well as the achievement of certain revenue and margin metrics. Using a Monte Carlo simulation model, the Company estimated the fair value of the market-based options on the grant date, along with a derived service period. Compensation expense for the awards is recognized over the requisite service period, which is the longer of the service period derived from the Monte Carlo simulation model or the implicit service period (the period when the performance condition is expected to be met). Compensation expense is recognized only once it becomes probable that the associated performance condition will be achieved and the employee is expected to render the requisite service. Once these criteria are met, the Company will recognize expense using the accelerated attribution method over the requisite service period. If, at any point, the performance condition is no longer probable of being achieved or the employee is no longer expected to complete the requisite service period, any previously recognized expense will be reversed. Additionally, if both the market and performance conditions are satisfied before the end of the requisite service period, any remaining unrecognized expense will be recognized immediately, provided that the employee is still providing service.

The Monte Carlo simulation models require the Company to make assumptions and judgements about the variables used in the calculations including the expected volatility, the risk-free interest rate, expected dividend yield, and the expected term. The assumptions used in the option-pricing model represent management’s best estimates. If factors change and different assumptions are used, the Company's stock-based compensation expense could be materially different in the future.

Income Taxes

The Company accounts for income taxes using the liability method, whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance when it is more likely than not that some portion, or all of the Company’s deferred tax assets will not be realized.

The Company accounts for income tax contingencies using a benefit recognition model. If it considers that a tax position is more likely than not to be sustained upon audit, based solely on the technical merits of the position, it recognizes the benefit. The Company measures the benefit by determining the amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. The Company is subject to taxation in the United States federal jurisdiction, and various state jurisdictions. The net operating loss and research and development credit carryforwards that are available for utilization in future years may be subject to examination by federal and state tax authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of December 31, 2025 and 2024, there were no significant accruals for interest related to unrecognized tax benefits or tax penalties.

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

Reclassification

Certain reclassifications have been made to the prior period presentation of the cash flows from operating activities within the consolidated statements of cash flows to conform to current period presentation. Specifically, the presentation of operating lease expenses has been reclassified from “Right-of-use assets” within “Changes in operating assets and liabilities” to “Non-cash lease expense” within “Adjustments to reconcile net loss to net cash used in operating activities”. Additionally, certain reclassifications have been made to the prior period presentation of other income within the consolidated statements of operations and comprehensive loss to conform to current period presentation. Specifically, the presentation of "Other expense" has been reclassified out of "Interest income, net." As a result of these changes, the presentation of these expenses in the comparative periods has been changed to conform to the current period. These reclassifications did not have an impact on the Company’s results of operations and total cash flows from operating activities for the years ended December 31, 2025 and 2024, respectively, or the Company's financial position as of  December 31, 2025 and 2024, respectively.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires greater disaggregation of information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. This ASU applies to all entities subject to income taxes and is intended to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and assess income tax information that affects cash flow forecasts and capital allocation decisions. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this ASU retrospectively in the fiscal year ended December 31, 2025. See Note 12 for further details.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which aims to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The guidance is effective for the Company's annual periods beginning in 2027 and interim periods beginning in the first quarter of fiscal year 2028. The Company is currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.

In  July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on current accounts receivable and current contract assets under Accounting Standards Codification 606, Revenue from Contracts with Customers. The practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The guidance is effective for the Company's interim and annual periods beginning in 2026. The Company is currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.

3. Fair Value Measurement

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables set forth the fair value of the Company’s financial assets, which consist of cash equivalents measured and recognized at fair value (in thousands):

		December 31, 2025
Assets	Classification	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$75,025	$—	$—	$75,025

		December 31, 2024
Assets	Classification	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$113,776	$—	$—	$113,776

During the years ended December 31, 2025 and 2024, the Company did not record impairment charges related to its cash equivalents. During the years ended December 31, 2025 and 2024, the Company did not have any transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy. Additionally, the Company did not have any financial liabilities measured on a recurring basis as of December 31, 2025 or 2024.

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Leasehold improvements	$2,519	$2,519
Laboratory equipment	1,632	1,342
Furniture, fixtures and equipment	982	966
Software	283	272
Construction in progress	9	29
Total property and equipment, gross	5,425	5,128
Less: Accumulated depreciation	(4,374)	(3,968)
Total property and equipment, net	$1,051	$1,160

Depreciation expense for the years ended  December 31, 2025 and 2024, was $0.4 million and $0.5 million, respectively.

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

Intangible assets, net consisted of the following (in thousands):

	December 31,
	2025	2024
Acquired patents and licenses	$8,005	$7,985
Less: Accumulated amortization	(7,430)	(6,765)
Total intangible assets, net	$575	$1,220

A schedule of the amortization of intangible assets as of December 31, 2025 is as follows (in thousands):

Fiscal Year	Amount
2026	$558
Thereafter	17
Total intangible assets, net	$575

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued compensation-related costs	$1,979	$4,097
Accrued research and development services	877	480
Accrued professional services	357	368
Accrued other	363	188
Accrued legal settlement	—	1,196
Accrued severance	—	698
Total accrued liabilities	$3,576	$7,027

7. Goodwill

In 2014, the Company acquired three companies (the "Acquisitions") for aggregate consideration of $5.5 million. In accordance with ASC Topic 805, Business Combinations, the Company recorded goodwill of $2.8 million in connection with the Acquisitions as the consideration paid exceeded the fair value of net tangible and intangible assets acquired.

In accordance with ASC Topic 350, Intangibles-Goodwill and Other, the Company reviews goodwill for impairment at least annually or whenever changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. As of December 31, 2025, there were no indicators of impairment and it was determined that no impairment of goodwill existed.

8. Leases

Operating Leases

The Company leases office and laboratory facilities for its principal operations in Hayward, California, and office facilities for its corporate headquarters in Miami, Florida. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company. These optional periods have not been considered in the determination of the right-of-use assets or lease liabilities associated with these leases as the Company did not consider it reasonably certain it would exercise the options. The Company conducted evaluations of its contracts and determined it has only operating leases. Variable lease expense for these leases primarily consists of common area maintenance and other operating costs.

Total lease costs and cash paid for the Company's leases were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Cash paid for operating lease liabilities	$2,150	$1,938
Operating lease cost	1,933	1,786
Variable lease cost	626	667

The weighted-average remaining lease term and discount rates for the Company’s leases were as follows:

	Year Ended December 31,
	2025	2024
Lease term (in years)	3.9	4.9
Discount rate	9.8%	9.8%

The maturities of the Company’s lease liabilities as of December 31, 2025 were as follows (in thousands):

Fiscal Year	Amount
2026	$2,221
2027	2,296
2028	2,377
2029	2,077
2030	73
Total lease payments	9,044
Less imputed interest	(1,514)
Total lease liabilities	$7,530

9. Stockholders' Equity

Preferred Stock

The Company has authorized a total of 50,000,000 shares of preferred stock, par value $0.001 per share, none of which were outstanding as of  December 31, 2025 and 2024. The Company’s Board of Directors (the “Board”) has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, without any further vote or action by the Company’s stockholders.

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

Common Stock Warrants

2024 Rights Offering Warrants

In connection with the 2024 Rights Offering, the Company issued 2024 Rights Offering Warrants to purchase a total of 5,999,999 shares of its common stock at an exercise price of $11.00 per whole share, which equaled 110% of the subscription price for the Units. The aggregate number of shares of our common stock issuable upon the exercise of each set of warrants included in a given subscription for Units was rounded up to the nearest whole share. Warrants are exercisable immediately and will expire on the fifth anniversary of the closing of the 2024 Rights Offering. Half of the warrants issued in the rights offering were redeemable for $0.01 per underlying share of common stock, on not less than thirty days’ written notice, if the volume-weighted average price ("VWAP") of the Company’s common stock equaled or exceeded 150% of the exercise price for the warrants, or $16.50, for twenty consecutive trading days. In December 2024, the Company delivered an irrevocable notice of redemption to redeem this first tranche of common stock warrants because the VWAP of the Company's common stock over the twenty consecutive trading days before the notice was $18.85. Accordingly, pursuant to the 150% redemption feature, the Company redeemed 36,442 warrants on the redemption date, February 5, 2025, which would have entitled holder to purchase up to 18,221 shares of common stock, and none of these warrants are still outstanding. The other half of the warrants issued in the rights offering remain redeemable for $0.01 per underlying share of common stock, on not less than thirty days’ written notice, but only if the VWAP of the Company’s common stock equals or exceeds 200% of the exercise price for the warrants, or $22.00, for twenty consecutive trading days. As of December 31, 2025, there were no outstanding 2024 Rights Offering Warrants subject to the 150% redemption feature and there were 405,624 outstanding 2024 Rights Offering Warrants subject to the 200% redemption feature, entitling holders to purchase up to approximately 202,812 shares of common stock. During the year ended December 31, 2025, we have received a total of $14.1 million in gross proceeds from exercises of the 2024 Rights Offering Warrants. Cumulatively, as of  December 31, 2025, we have received a total of $63.6 million in gross proceeds from exercises of the 2024 Rights Offering Warrants.

A summary of total warrant activity for the year ended December 31, 2025 is presented below:

			Remaining
	Number of		Contractual
	Warrants	Exercise Price	Life
			(in years)
Warrants outstanding as of December 31, 2024	2,996,967	$11.00	4.49
Exercised	(2,554,901)	11.00
Redeemed/Cancelled	(36,442)	11.00
Warrants outstanding as of December 31, 2025	405,624	$11.00	3.49

10. Stock-Based Compensation

2017 Equity Incentive Plan

In May 2017, the Company's Board of Directors (the "Board") adopted, and the Company’s stockholders approved, the Company’s 2017 Equity Incentive Plan (the "2017 Plan").

The 2017 Plan has a 10-year term, and provides for the grant of stock options, stock appreciation rights, restricted stock, RSUs, performance units, and performance shares to employees, directors and consultants of the Company and any parent or subsidiary of the Company.

Subject to an annual evergreen increase and adjustment in the case of certain capitalization events, the Company initially reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to awards under the 2017 Plan. In addition, shares remaining available under the Company’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”), and shares reserved but not issued pursuant to outstanding equity awards that expire or terminate without being exercised or that are forfeited or repurchased by the Company will be added to the shares of common stock available for issuance under the 2017 Plan. The 2017 Plan is administered by the Compensation Committee of the Board. The number of shares of the Company’s common stock available for issuance under the 2017 Plan also include an annual increase on the first day of each fiscal year, equal to the least of (i) 1,200,000 shares, (ii) 4% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. On September 30, 2025, the Company's stockholders approved an amendment to the 2017 Plan, which provided for an increase in the number of shares of common stock reserved for issuance thereunder by 2,000,000 shares. As of December 31, 2025, 1,215,439 shares of common stock remained available for issuance under the 2017 Plan.

2017 Inducement Equity Incentive Plan

In November 2017, the Board adopted the 2017 Inducement Equity Incentive Plan (the “Inducement Plan”) without stockholder approval and initially reserved 1,000,000 shares of the Company’s common stock for insurance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan has a 10-year term and provides for the grant of equity-based awards, including non-statutory stock options, RSUs, restricted stock, stock appreciation rights, performance shares and performance units, and its terms are substantially similar to the 2017 Plan, including with respect to treatment of equity awards in the event of a “merger” or “change in control” as defined under the Inducement Plan. Options issued under the Inducement Plan may have a term up to ten years and have variable vesting provisions. New hire grants generally vest 25% per year starting upon the first anniversary of the grant. Equity-based awards issued under the Inducement Plan are only issuable to individuals not previously engaged as employees or non-employee directors of the Company prior to the Inducement Plan’s adoption date. As of December 31, 2025, 2,304,109 shares of common stock were available for issuance under the Inducement Plan.

2017 Employee Stock Purchase Plan

In May 2017, the Board adopted, and the Company's stockholders approved, the Company’s 2017 Employee Stock Purchase Plan (the "2017 ESPP").

The 2017 ESPP is a broad-based plan that provides employees of the Company and its designated affiliates with the opportunity to become stockholders through periodic payroll deductions that are applied towards the purchase of Company common shares at a discount from the then-current market price. Subject to adjustment in the case of certain capitalization events, a total of 250,000 common shares of the Company were available for purchase at adoption of the 2017 ESPP. Pursuant to the 2017 ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 450,000 shares, (ii) 1.5% of the Company’s common stock outstanding as of  December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. As of December 31, 2025, 851,582 shares of common stock were available for issuance under the 2017 ESPP.

A summary of stock option activity under the 2015 Plan, 2017 Plan and Inducement Plan for the year ended December 31, 2025 is presented below:

	Stock Options Outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balances — December 31, 2024	10,979,332	$9.59	7.11	$97,563
Options granted	2,909,743	18.64
Options exercised	(592,612)	4.22
Options canceled	(209,175)	7.71
Options expired	(1,000)	6.84
Balances — December 31, 2025	13,086,288	$11.87	6.99	$58,029
Exercisable — December 31, 2025	5,102,332	$13.34	5.17	$21,086

The aggregate intrinsic value of all stock options exercised during the years ended  December 31, 2025 and 2024 was $7.3 million and $2.0 million, respectively. Intrinsic values of options exercised are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock on the date of exercise. Intrinsic values of options outstanding are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock as of the reporting date.

For the years ended December 31, 2025 and 2024, the weighted-average grant date fair value of options granted was $15.16 and $8.35, respectively.

The Company has granted stock options with time-based, performance-based, market-based, and both market-based and performance-based vesting conditions. The Company grants time-based options which vest and become exercisable, subject to the individual’s continued employment or service through the applicable vesting date. Time-based options can have various vesting schedules, most commonly new hire grants, which generally vest 25% per year starting upon the first anniversary of the grant.

Performance-based stock options granted to certain Company executives and other employees contain performance conditions related to financial measures and achievements of strategic and operational milestones. The options will vest and become exercisable once the specific performance condition is fulfilled.

Market-based stock options granted to certain Company executives and other employees contain market conditions related to achievement of market capitalization targets. The options will vest and become exercisable once the specific market capitalization target is fulfilled.

Both market-based and performance-based stock options granted to certain Company executives contain market conditions related to the achievement of market capitalization targets as well as the achievement of revenue and margin metrics. The options will vest and become exercisable once both the specific market capitalization targets as well as the specific revenue and margin targets are fulfilled.

Modifications

In  October 2024, the Board approved changes to the performance-based vesting conditions of certain unvested outstanding common stock option awards that were improbable of vesting. Specifically, 600,113 performance-based stock option awards were modified to time-based vesting criteria and 206,389 performance-based stock option awards were modified to market-based vesting criteria. The modified time-based awards will vest and become exercisable, subject to the individual’s continued employment or service through the applicable vesting date, based upon individually specific vesting schedules with annual vesting milestones. The vesting schedules have a range from two to four years. The modified market-based awards will vest and become exercisable, subject to the individual’s continued employment and service through the applicable vesting date, based upon the achievement of certain market capitalization targets.

Additionally, in October 2024, the Board approved a modification to certain market-based awards to adopt a uniform methodology for calculating its market capitalization whereas they aligned all awards to use consecutive calendar days and not consecutive trading days in the calculation. These modifications resulted in approximately $3.2 million of additional stock-based compensation expense for the year ended December 31, 2024.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded in the consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Cost of product revenue	$96	$—
Research and development	9,555	6,293
Selling, general and administrative	11,806	7,293
Total stock-based compensation expense	$21,457	$13,586

As of December 31, 2025, not all of the performance conditions of the performance options are probable to be achieved. Stock-based compensation expense has only been recognized for those conditions that are assumed to be probable.

Total stock-based compensation expense by award type was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Time-based options	$14,865	$10,343
Performance-based options	—	38
Market-based options	6,203	2,926
ESPP	389	279
Total stock-based compensation expense	$21,457	$13,586

As of December 31, 2025 and 2024, the Company had a total of $29.5 million and $18.1 million of unrecognized compensation cost for time-based stock options outstanding, respectively, which is expected to be recognized over a weighted average period of 5.3 and 5.4 years, respectively.

As of December 31, 2025 and 2024, the Company had a total of $27.6 million and $11.0 million of unrecognized compensation cost for performance-based, market-based, and both market-based and performance-based stock options outstanding, respectively, which is expected to be recognized over a weighted average period of 2.7 and 1.6 years, respectively.

The fair value of time-based and performance-based stock options granted under the 2017 Plan and Inducement Plan and the shares available for purchase under the ESPP were determined using the Black-Scholes option pricing model on the grant date and modification date. The Company estimated the fair value of market-based stock options and both market and performance-based stock options using a Monte Carlo simulation model on the grant date and modification date. The following summarizes the range of assumptions used in calculating the fair value of the awards with stock options grouped by valuation methodology:

Year Ended December 31,
	2025	2024
Time-Based and Performance-Based Stock Options
Expected term (in years)	5.0 - 6.9	2.9 - 6.3
Expected volatility	93% - 100%	91% - 99%
Risk-free interest rate	3.8% - 4.6%	3.8% - 4.5%
Expected dividend yield	—	—
Market-Based Stock Options and Market and Performance-Based Stock Options[1]
Expected term (in years)	1.0 - 7.8	1.4 - 4.3
Expected volatility	90%	90%
Risk-free interest rate	4.3% - 4.6%	3.5% - 3.7%
Expected dividend yield	—	—
ESPP
Expected term (in years)	0.5 - 1.0	0.5 - 1.0
Expected volatility	53% - 98%	98%
Risk-free interest rate	3.8% - 4.9%	4.4% - 5.3%
Expected dividend yield	—	—

___________________

1  Assumptions for the year ended December 31, 2024, under this header apply only to market-based stock options as market and performance-based stock options were not outstanding during the year ended December 31, 2024.

11. Defined Contribution Plan

The Company sponsors a 401(k) retirement plan for its employees under which it may make discretionary contributions. The plan provides for tax-deferred salary deductions for all employees and employee contributions are voluntary. The Company did not make any employer matching contributions to the plan during the years ended December 31, 2025 and 2024.

12. Income Taxes

Total loss before income taxes for the years ended December 31, 2025 and 2024 were $72.8 million and $53.6 million, respectively. All losses were domestic and there were no foreign losses.

During the years ended December 31, 2025 and 2024, the Company did not recognize an income tax provision.

The provision for income taxes differs from the amount estimated by applying the statutory federal income tax rate to net loss before taxes as follows:

	Year Ended December 31,
	2025		2024
Tax at federal statutory rate	$(15,284)	21.0%	$(11,253)	21.0%
State income tax, net of federal tax benefit[1]	21	—	(2,993)	5.6
Research and development credits	(1,028)	1.4	(901)	1.7
Nontaxable or nondeductible items
Stock-based compensation	1,043	(1.4)	561	(1.0)
Other	533	(0.7)	26	(0.1)
Changes in unrecognized tax benefits	494	(0.7)	3,444	(6.4)
Change in valuation allowance	14,221	(19.6)	11,116	(20.8)
Effective Tax Rate	$—	—%	$—	—%

___________________

1  State taxes in California comprise the majority (greater than 50 percent) of the state and local income taxes, net of federal effect category for both 2024 and 2025.

Deferred income taxes reflect the impact of carryforwards and temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The carryforwards and temporary differences, which give rise to a significant portion of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024, are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets
Accruals	$503	$1,218
Net operating loss carryforwards	74,859	66,952
Tax credit carryforwards	12,008	10,838
Stock-based compensation	14,450	9,588
R&D capitalization	18,527	10,358
Lease liability	1,890	1,869
Property and equipment	43	35
Intangible assets	544	279
Gross deferred tax assets	122,824	101,137
Valuation allowance	(121,249)	(99,542)
Total deferred tax assets	1,575	1,595

Deferred tax liabilities
Right-of-use assets	(1,575)	(1,595)
Total deferred tax liabilities	(1,575)	(1,595)

Net deferred tax assets/(liabilities)	$—	$—

The Company’s unrecognized tax benefits as of December 31, 2025 and 2024 were $18.5 million and $17.4 million, respectively. If recognized, none of the unrecognized tax benefits would impact income tax expense to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets.

A reconciliation of the beginning and ending amounts of unrecognized tax benefit is as follows (in thousands):

	December 31,
	2025	2024
Unrecognized tax benefits at beginning of year	$17,376	$10,170
Increases related to current year tax positions	1,405	4,366
Increases related to prior year tax positions	—	2,993
Decreases related to prior year tax positions	(255)	(153)
Unrecognized tax benefits at end of year	$18,526	$17,376

The Company’s policy is to recognize interest and penalties related to income taxes as components of interest expense and other expense, respectively. The Company did not accrue interest and penalties related to unrecognized tax benefits as of December 31, 2025 and does not anticipate any significant change within twelve months of this reporting date.

The Company’s valuation allowance increased by $21.7 million in the year ended December 31, 2025 and increased by $11.7 million in the year ended December 31, 2024.

As of December 31, 2025, the Company had federal and state net operating loss (“NOL”) carryforwards of $575.0 million which begin to expire in 2034. Of the $281.9 million of federal NOLs, $256.3 million is carried forward indefinitely but is limited to 80% of the taxable income.

As of December 31, 2025, the Company had U.S. federal and California research and development (“R&D”) tax credits of approximately $10.5 million, and $10.6 million, respectively. The federal R&D credits begin to expire in 2035, while California credits do not expire.

The Company is subject to taxation in the United States for Federal and State. All jurisdictions and tax years currently remain open for IRS examination. As of December 31, 2025, the Company was not under examination by the Internal Revenue Service or any state tax jurisdiction.

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

On July 4, 2025, H.R. 1, a U.S. budget reconciliation bill, was signed into law. The Company has assessed the provisions of the new legislation and has integrated the resulting impacts into its effective income tax rate. Management has concluded that the bill does not have an impact on the Company's consolidated financial statements for the current period.

13. Net Loss Per Share

The Company calculates basic net loss per share by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding during the period. For purposes of this calculation, options to purchase common stock and warrants converted into common stock are considered common stock equivalents. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted net loss per share.

The following outstanding equity instruments were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2025	2024
Warrants converted into common stock	202,812	1,498,483
Common stock options	13,086,288	10,979,332
Estimated shares issuable under the employee stock purchase plan	58,015	29,922
Total	13,347,115	12,507,737

14. Segment Reporting

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

	Year Ended December 31,
	2025	2024
Product revenue	$350	$—

Adjusted cost of product revenue[1]	336	—
Cross platform research and engineering[2]	14,290	13,487
R&D manufacturing and engineering[3]	8,856	4,939
Clinical and regulatory[4]	8,389	4,052
General and administrative[5]	15,227	15,909
Sales and marketing[6]	7,663	3,106
Other segment items[7]	22,528	14,764
Total other income, net	(4,158)	(2,672)
Net loss	$(72,781)	$(53,585)

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

As of December 31, 2025 and 2024, all of the Company’s long-lived assets are located in the United States.

15. Related Party Transactions

On   July 3, 2024, the Company announced the closing of its 2024 Rights Offering. The 2024 Rights Offering resulted in the sale of six million 2024 Units, at a price of $10.00 per 2024 Unit. Each 2024 Unit consisted of one share of the Company’s common stock, par value $0.001 per share, and two warrants, each being a warrant to purchase one-half of one share of common stock. The common stock and warrants comprising the 2024 Units separated upon the closing of the 2024 Rights Offering and were issued individually. A total of 5,999,998 shares of common stock and warrants to acquire up to approximately an additional six million shares of common stock were issued in the offering. The Company received aggregate gross proceeds from the 2024 Rights Offering of $60 million. Robert W. Duggan, the Company’s majority stockholder and Co-Chairman, purchased approximately 88% of the units offered through the 2024 Rights Offering. See Note 9 for further details.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of senior management, including our Chief Executive Officer, Chief Financial Officer, and Vice President of Accounting and Global Corporate Controller, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," each as defined in Regulation S-K Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

(b) The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit		Incorporation by Reference
Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Plan of Conversion of Pulse Biosciences, Inc.	8-K12B	001-37744	2.1	June 18, 2018
3.1	Articles of Conversion	8-K12B	001-37744	3.1	June 18, 2018
3.2	Certificate of Conversion	8-K12B	001-37744	3.2	June 18, 2018
3.3	Certificate of Incorporation of Pulse Biosciences, Inc.	8-K12B	001-37744	3.3	June 18, 2018
3.4	Bylaws of Pulse Biosciences, Inc.	8-K12B	001-37744	3.4	June 18, 2018
4.1	Specimen Common Stock Certificate	8-K12B	001-37744	4.1	June 18, 2018
4.2	Form of Warrant	S-3	333-278494	4.3	April 3, 2024
4.3	Form of Warrant Agent Agreement	S-3	333-278494	4.4	April 3, 2024
10.1	Lease for facilities at 3955 Point Eden Way, Hayward, California, dated January 26, 2017	10-K	001-37744	10.1	March 20, 2017
10.2+	Employment Agreement between Mitchell E. Levinson and the Registrant	10-K	001-37744	10.4	March 31, 2022
10.3+	Employment Agreement between Kevin Danahy and the Registrant	10-K	001-37744	10.5	March 31, 2022
10.4+	2015 Stock Incentive Plan	S-1	333-208694	10.2	December 22, 2015
10.5+	2017 Inducement Equity Incentive Plan and forms of agreements thereunder	8-K	001-37744	10.1	November 28, 2017
10.6*	2017 Equity Incentive Plan and forms of agreements thereunder
10.7+	2017 Employee Stock Purchase Plan and forms of agreements thereunder	8-K	001-37744	10.2	May 19, 2017
10.8+	Executive Employment Agreement between Darrin R. Uecker and the Registrant	S-1	333-208694	10.9	December 22, 2015
10.9+	Amendment to Employment Agreement between Darrin R. Uecker and Pulse Biosciences, Inc. dated October 5, 2016	8-K	001-37744	10.1	October 11, 2016
10.10+	Form of At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement for Employees	S-1	333-208694	10.10	December 22, 2015
10.11+	Form of Indemnification Agreement	8-K12B	001-37744	10.1	June 18, 2018
10.12	First Amendment to the lease for facilities at 3955 Point Eden Way, Hayward, California, dated May 28, 2019	8-K	001-37744	10.19	May 31, 2019
10.13	At-the-Market Equity Offering Sales Agreement	8-K	001-37744	1.1	July 15, 2024
10.14	Indemnification Letter, dated May 27, 2022, by and between Pulse Biosciences, Inc. and Robert W. Duggan	10-Q	001-37744	10.1	August 10, 2022
10.15	Loan Agreement, dated as of September 20, 2022, by and between Pulse Biosciences, Inc. and Robert W. Duggan	8-K	001-37744	10.1	September 23, 2022
10.16+	Amendment to Employment Agreement, between Darrin Uecker and Pulse Biosciences, Inc., dated September 20, 2022	8-K	001-37744	10.2	September 23, 2022
10.17+	Amendment to Employment Agreement, between Kevin Danahy and Pulse Biosciences, Inc., dated September 23, 2022	8-K	001-37744	10.1	September 28, 2022
10.18+	Amendment to Employment Agreement, between Kevin Danahy and Pulse Biosciences, Inc., dated May 4, 2023	8-K	001-37744	10.1	May 5, 2023
10.19+	Amendment to Employment Agreement, between Darrin Uecker and Pulse Biosciences, Inc., dated May 5, 2023	8-K	001-37744	10.2	May 5, 2023
10.20+	Third Amendment to Employment Agreement, between Kevin Danahy and Pulse Biosciences, Inc., dated March 26, 2024	10-K	001-37744	10.26	March 28, 2024
10.21+	Fourth Amendment to Employment Agreement, between Darrin Uecker and Pulse Biosciences, Inc., dated March 26, 2024	10-K	001-37744	10.27	March 28, 2024
10.22+	Employment Agreement between Paul A. LaViolette and Pulse Biosciences, Inc., dated January 9, 2025	8-K	001-37744	10.1	January 13, 2025
10.23+	Employment Agreement between Jon Skinner and Pulse Biosciences, Inc., dated January 31, 2025	8-K	001-37744	10.1	January 31, 2025
14.1*	Code of Business Conduct and Ethics
19.1*	Insider Trading Policy of Pulse Biosciences, Inc. (as amended and restated on February 19, 2026)
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
97.1+	Section 10D Clawback Policy	10-K	001-37744	97.1	March 28, 2024
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

PULSE BIOSCIENCES, INC.

Date: February 19, 2026	By:	/s/ Paul A. LaViolette
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

Signature	Title	Date

/s/ Paul A. LaViolette	Chief Executive Officer and Co-Chairman of the Board of Directors	February 19, 2026
Paul A. LaViolette	(Principal Executive Officer)

/s/ Robert W. Duggan	Co-Chairman of the Board of Directors	February 19, 2026
Robert W. Duggan

/s/ Darrin R. Uecker	Chief Technology Officer and Director	February 19, 2026
Darrin R. Uecker

/s/ Manmeet S. Soni	Lead Independent Director	February 19, 2026
Manmeet S. Soni

/s/ Maria Sainz	Director	February 19, 2026
Maria Sainz

/s/ Richard A. van den Broek	Director	February 19, 2026
Richard A. van den Broek

/s/ Mahkam Zanganeh	Director	February 19, 2026
Mahkam Zanganeh

/s/ Jon Skinner	Chief Financial Officer	February 19, 2026
Jon Skinner	(Principal Financial Officer)

/s/ Steven Weber	VP, Accounting and Global Corporate Controller	February 19, 2026
Steven Weber	(Principal Accounting Officer)