Form 10-K/A
period 2025-12-31
PULSE BIOSCIENCES, INC.
filed 2026-04-30
CIK 1625101

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

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant on March 31, 2026, the last business day of the registrant’s most recently completed first fiscal quarter, based upon the closing price of the registrant’s common stock on such date as reported by Nasdaq Capital Market, was approximately $394,339,817. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the registrant’s common stock as of March 31, 2026: 68,225,067

Auditor Name	Auditor Location	Auditor Firm ID
Deloitte & Touche LLP	San Francisco, California	PCAOB ID 34

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 (“Amendment”) to its Annual Report on Form 10‑K for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2026 (the “Original Filing”), for the purpose of providing the information required by Items 10, 11, 12, 13, and 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to the Annual Report on Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after December 31, 2025.

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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD

Board and Committee Meetings

Our Board of Directors and its committees meet throughout the year on a set schedule, hold special meetings as needed, and act by written consent from time to time. During fiscal year 2025, our Board of Directors held five (5) meetings, and each director attended at least 75% of the aggregate of (i) the total number of meetings of our Board of Directors held during the period for which he or she has been a director and (ii) the total number of meetings held by all committees of our Board of Directors on which he or she served during the periods that he or she served.

The names of our directors, their ages as of March 31, 2026 and certain other information about them are set forth below:

Name	Age	Position
Paul A. LaViolette	68	Co-Chairman of the Board of Directors, Chief Executive Officer and President
Robert W. Duggan	81	Co-Chairman of the Board of Directors
Maria Sainz	60	Director
Manmeet S. Soni	48	Director and Lead Independent Director
Darrin R. Uecker	60	Director and Chief Technology Officer
Richard A. van den Broek	60	Director
Mahkam Zanganeh, D.D.S.	55	Director

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

Maria Sainz was appointed to our Board of Directors on January 8, 2026.  Ms. Sainz currently serves as the President and Chief Executive Officer of Hyperfine, Inc., a commercial-stage medical device company delivering an AI-powered portable MRI machine, positions she has held since October 2022. Ms. Sainz has over 30 years of operating experience in healthtech. At the executive level, she has served as President and Chief Executive Officer at each of AEGEA Medical (acquired by CooperSurgical), where she negotiated and structured its acquisition in addition to leading launch-ready efforts, from May 2018 to February 2021; CardioKinetix Inc., a VC-backed medical device company building an interventional heart failure therapy, where she led significant clinical/regulatory and financing milestones, from April 2012 to June 2017; and Concentric Medical (acquired by Stryker Corporation), a VC-backed company pioneering stroke thrombectomy, where she negotiated the acquisition and drove commercial revenue to $36M, from April 2008 to April 2012. Prior to this, Ms. Sainz served in various leadership roles at Guidant Corporation and Boston Scientific, from November 1991 to March 2008, including Strategic Advisor to the COO, President of the Cardiac Surgery Division, Vice President of Global Marketing for Vascular Intervention, and Vice President for CRM and Cardiac Surgery in EMEA. In addition, Ms. Sainz has served on the boards of numerous companies, including Shockwave Medical (NASDAQ: SWAV), Spectranetics Corp (NASDAQ: SPNC), Avanos Medical (NASDAQ: AVNS), and Orthofix Medical Inc (NASDAQ: OFIX). Ms. Sainz received her Masters in English at University Complutense University of Madrid and her Masters in International Management from the Thunderbird School of Global Management at Arizona State University.

Ms. Sainz was appointed as a director because of her exceptionally strong track record of guiding both public and private medical device companies through growth, commercialization, viability, and scale.

Darrin R. Uecker has been a director of Pulse Biosciences since September 2015 and our Chief Technology Officer since September 2022. Previously, he served as our Chief Executive Officer for seven years, as the Company developed and launched its first product, the CellFX System. Mr. Uecker has over 25 years of experience in the medical device field. From January 2014 to September 2015, Mr. Uecker was the President and Chief Operating Officer of Progyny, Inc., a company that developed Eeva™, the world’s first automated time-lapse system for embryo selection during in-vitro fertilization. From June 2009 to January 2014, Mr. Uecker was the Chief Executive Officer and President as well as a Director of Gynesonics, Inc., a company that developed a novel medical device for the treatment of symptomatic uterine fibroids using ultrasound guided radiofrequency ablation. Prior to that, Mr. Uecker served in a variety of executive level roles, including as a Senior Vice President at CyperHeart, Inc. (June 2008 to June 2009), a company that developed an external beam radiation platform for the treatment of heart arrhythmias, a Senior Vice President at Conceptus, Inc. (May 2007 to June 2008), and as Chief Technology Officer at RITA Medical Systems, Inc. (January 2004 to January 2007), a medical device oncology company focused on ablative therapies. Mr. Uecker holds an M.S. degree in Electrical and Computer Engineering from the University of California at Santa Barbara.

Mr. Uecker was appointed as a director because of his practical experience leading the technical, research, development, and other mission-critical functions at various life science companies developing innovative technologies.

Richard A. van den Broek was appointed to our Board of Directors in August 2020. Mr. van den Broek currently serves as managing partner of HSMR Advisors, LLC, a position he has held since February 2004, and has served as a director of PhaseBio Pharmaceuticals, Inc. since February 2019 and Cogstate Ltd since 2009. Mr. van den Broek previously served on the boards of directors of Pharmacyclics, Inc. from December 2009 to April 2015, Response Genetics, Inc., from December 2010 to September 2015, Special Diversified Opportunities, Inc., from March 2008 to October 2015, and Celldex Therapeutics, Inc., from December 2014 to December 2016. Mr. van den Broek also received an A.B. from Harvard University and is a Chartered Financial Analyst.

Mr. van den Broek was appointed as a director because of his extensive experience in the biotechnology sector and deep understanding of the global pharmaceutical market.

Mahkam “Maky” Zanganeh, D.D.S. was appointed to our Board of Directors in February 2017. Dr. Zanganehserves as a director and co-Chief Executive Officer of Summit Therapeutics Inc. as well as the Founder/CEO of Maky Zanganeh and Associates, which provides consulting and executive management services to businesses in the areas of product development, research, transactions, and commercialization. Previously, from August 2012 to September 2015, she served as the Chief Operating Officer of Pharmacyclics Inc. She also served as Chief of Staff and Chief Business Officer of Pharmacyclics from December 2011 to July 2012 and Vice President, Business Development, from August 2008 to November 2011. Prior to joining Pharmacyclics, Dr. Zanganeh served as President Director General (2007-2008) for the French government bio-cluster project initiative in France, establishing alliances and developing small life science businesses regionally. From September 2003 to August 2008, Dr. Zanganeh served as Vice President of Business Development for Robert W. Duggan & Associates. Dr. Zanganeh also served as worldwide Vice President of Training & Education (2002-2003) and President Director General for Europe, Middle East and Africa (1998-2002) for Computer Motion Inc. Dr. Zanganeh received a DDS degree from Louis Pasteur University in Strasbourg, France and an MBA from Schiller International University in France.

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

The following table sets forth (i) the four standing committees of the Board of Directors, (ii) the current members of each committee, except as stated below, and (iii) the number of meetings held by each committee in fiscal year 2025:

Name	Audit	Compensation	Nominating and Corporate Governance	Strategic Advisory Committee
Robert W. Duggan		X	X
Paul A. LaViolette(1)	X		X	X*
Maria Sainz	X
Manmeet S. Soni	X*	X*	X*	X
Richard A. van den Broek	X	X
Mahkam Zanganeh				X
Number of meetings held during 2025	4	2	1	4

*	Chair of committee.
(1)	Mr. LaViolette was elected to our board of directors as of August 9, 2024. He was appointed as a member of our Audit Committee, Corporate Governance and Nominating Committee, and Strategic Advisory Committee in connection with his election. However, upon his appointment as our Chief Executive Officer and President on January 9, 2025, Mr. LaViolette resigned from his position as a member of these committees other than remaining as an ex officio member of the Strategic Advisory Committee as our Chief Executive Officer.

Our Corporate Governance Guidelines set out that all directors are expected to attend our annual meeting of stockholders. All of the current Board members who were members of the Board at our 2025 annual stockholder meeting attended such meeting.

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

The members of our Audit Committee are Ms. Sainz, Mr. Soni and Mr. van den Broek. Mr. Soni serves as our Audit Committee chair. Our Board of Directors has determined that each member of our Audit Committee is independent within the meaning of the independent director guidelines of The Nasdaq Stock Market. We believe that the composition of our Audit Committee meets the requirements for independence under, and the functioning of our Audit Committee complies with, all applicable requirements of The Nasdaq Stock Market and SEC rules and regulations. In addition, our Board of Directors has determined that Ms. Sainz and Messrs. Soni and van den Broek meet the financial literacy requirements under the rules of The Nasdaq Stock Market and the SEC and that Mr. Soni qualifies as Audit Committee financial expert as defined under SEC rules and regulations.

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

Strategic Advisory Committee

The purpose of the Board’s Strategic Advisory Committee (the “Advisory Committee”) is to (i) assist our Board of Directors in carrying out its responsibility of overseeing the Company’s business strategy, (ii) make recommendations to the Board of Directors and management concerning the Company’s strategic direction and objectives, and (iii) serve as a liaison between the Board of Directors and management. While it is the responsibility of the Board of Directors to set Company business strategy, strategic plans and initiatives and the responsibility of Company management to implement and execute the Company’s strategic plans and initiatives, including day-to-day operational and organizational decisions related thereto, the Advisory Committee has been formed to foster a cooperative, interactive, strategic planning process between the Board of Directors and Company management that appropriately leverages Board member experience and expertise to develop those strategic plans and initiatives.

In discharging its role, the Advisory Committee is empowered to inquire into any matter it considers appropriate to carry out its responsibilities, with access to all books, records, facilities, and personnel of the Company, and, subject to Board of Directors direction, the Advisory Committee is authorized and delegated the authority to act on behalf of the Board with respect to any matter necessary or appropriate to the accomplishment of its purposes. The Advisory Committee has the power to retain outside counsel or other advisors to help it carry out its activities.

The members of our Advisory Committee are Messrs. Soni and Dr. Zanganeh, and Mr. LaViolette serves in an ex officio capacity as our Chief Executive Officer.

Director Compensation

Employee directors are not compensated except for their regular employee compensation for serving on the Company’s Board of Directors. For 2025, the Company’s non-employee members of the Board have been compensated as follows:

Cash Compensation. Non-employee members of the Board have received the following retainer cash compensation (the “Retainer Cash Payments”), in each case payable on a quarterly basis consistent with the Company’s revised practices:

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

Pursuant to our Amended Compensation Policy each non-employee director may elect, and still can elect, to convert all or a portion of his or her Retainer Cash Payments into a number of options (the “Retainer Option,” and such election, a “Retainer Option Election”). The number of shares subject to a Retainer Option will be equal to (i) the product of (A) the dollar value of the aggregate Retainer Cash Payments that the non-employee director elects to forego over the course of a specified period covered by a Retainer Option Election in favor of receiving a Retainer Option multiplied by (B) three, divided by (ii) the fair market value of a share on the date of grant of the Retainer Option, provided that the number of shares covered by such Retainer Option shall be rounded to the nearest whole share.

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

The following table sets forth information concerning compensation paid or earned for services rendered to us by the non-employee members of our Board of Directors for the fiscal year ended December 31, 2025. Compensation paid to Mr. Uecker is included below in the section entitled, “Executive Compensation” and excluded from the table below:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Robert W. Duggan	18,252	614,888	633,140
Paul A. LaViolette(2)	39,541	6,717,960	6,757,501
Manmeet S. Soni	267,255	364,548	631,803
Richard A. van den Broek	48,196	364,548	412,744
Mahkam Zanganeh	49,479	655,126	704,605

(1)	Amounts shown represent the aggregate grant date fair value of the option awards computed in accordance with FASB ASC Topic 718. These amounts do not correspond to the actual value that will be realized. The assumptions used in the valuation of these awards are consistent with the valuation methodologies specified in the notes to our financial statements. During fiscal year 2025, Mr. LaViolette was granted option awards with market-based and performance-based vesting conditions. The maximum potential value of Mr. LaViolette's option awards was $16,239,000, at the time of grant, assuming the highest level of performance achieved.
(2)	Mr. LaViolette was elected to our board of directors as of August 9, 2024. As previously disclosed, Mr. LaViolette was appointed as our President and Chief Executive Officer as of January 9, 2025.

The aggregate number of shares subject to stock options, warrants or other rights to acquire stock, both outstanding and exercisable at December 31, 2025, for each of our non-employee directors, as of December 31, 2025, was as follows:

Name	Aggregate Number of Stock Options, Warrants or Rights Outstanding as of December 31, 2025	Aggregate Number of Stock Options, Warrants or Rights Exercisable as of December 31, 2025
Robert W. Duggan	261,078	230,682
Paul A. LaViolette(1)(2)	1,750,000	93,750
Manmeet S. Soni(2)	558,885	413,885
Richard A. van den Broek	270,911	250,911
Mahkam Zanganeh(2)	506,220	349,153

(1)	Mr. LaViolette was elected to our board of directors, effective as of August 9, 2024. As previously disclosed, Mr. LaViolette was appointed as our President and Chief Executive Officer, effective as of January 9, 2025.
(2)	Messrs. LaViolette and Soni and Dr. Zanganeh were each granted an option to purchase up to 200,000 shares of common stock for their service on the Strategic Advisory Committee of our Board of Directors, with each grant subject to future stockholder approval of an increase in the number of shares available to grant under the Company's Equity Incentive Plan.

EXECUTIVE OFFICERS

Biographical data for our current executive officers, including their ages as of December 31, 2025, is set forth below. For biographical data for Messrs. LaViolette and Uecker, see “Board of Directors and Committees of the Board," above.

Jon Skinner, age 40, has served as our Chief Financial Officer since February 2025. Mr. Skinner most recently served as Vice President, FP&A and Investor Relations at Copeland, a private equity backed industrial company, from January 2024 to January 2025. From December 2021 to January 2024, Mr. Skinner was Vice President, Finance and Corporate Development at Imperative Care, a venture backed medical technology company. There, he spearheaded M&A, strategy, partnerships, and sales operations along with providing financial and strategic support for all development stage business units. While at Imperative Care, he also served as the interim CFO of Kandu Health during its spin-out and fundraising process. Prior to his time at Imperative Care, from August 2016 to December 2021, Mr. Skinner served in various roles at Teleflex (NYSE: TFX), a global medical technology company, including, most recently, Vice President, Finance – Interventional Urology (June 2021 to December 2021), Senior Director, Corporate Development (April 2020 to May 2021), and Director, Corporate Development (January 2018 to March 2020). There he led accounting, FP&A, customer service, and sales operations for the Interventional Urology Business Unit, following his role as Senior Director, Corporate Development, where he helped close 25 M&A transactions. Mr. Skinner holds a Bachelor of Science and a Master of Business Administration from The Ohio State University.

Liane Teplitsky, age 49, has served as our Chief Operating Officer since April 2026.  Ms. Teplitsky most recently served as Chief Executive Officer of Artedrone, where she led the strategy and development of an autonomous robotic technology for stroke treatment. Previously, Ms. Teplitsky held senior marketing and commercial leadership roles at Abbott Laboratories and St. Jude Medical, contributing to the development, clinical validation, and global commercialization of cardiovascular and electrophysiology (EP) therapies. She also served as President of Robotics, Technology and Data Solutions at Zimmer Biomet, where she led global strategy and commercialization for robotics and digital health technologies. Ms. Teplitsky holds a Master of Science in Biomedical Engineering from Duke University and Bachelor of Science degrees in Electrical Engineering and Physiology from the University of Saskatchewan. Ms. Teplitsky currently serves as Chairman of the Board of Carvolix (Paris-EUR) and will remain in this role as she joins Pulse Biosciences.

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

Director Independence

Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that each of Ms. Sainz, Dr. Zanganeh and Messrs. Duggan, Soni and van den Broek, representing four of our seven directors, is “independent” as that term is defined under the rules of The Nasdaq Stock Market and none of these directors has or has had a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our Board of Directors also determined that Ms. Sainz and Messrs. Soni and van den Broek, who comprise our Audit Committee, Messrs. Soni, Duggan, and van den Broek, who comprise our Compensation Committee, and Messrs. Soni, and Duggan, who comprise our Nominating and Corporate Governance Committee, satisfy the independence standards for those committees established by applicable SEC rules, including Rule 10A-3 of the Exchange Act, and the rules of The Nasdaq Stock Market. In making these determinations, our Board of Directors considered the relationships that each non-employee director has or has had with our Company and all other facts and circumstances that our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

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

Insider Trading Policy

We have adopted an insider trading policy that governs the purchase, sale and/or disposition of our securities by our directors, officers, employees, and consultants. In the first quarter of 2026, we amended and restated our insider trading policy to (i) require all members of the Company's "Senior Leadership" to obtain Audit Committee approval to adopt any securities trading plan pursuant to Rule 10b5-1 of the U.S. Securities and Exchange Act, and (ii) lengthen our quarterly open trading window under the policy. We believe the insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards. A copy of our amended and restated insider trading policy is filed as Exhibit 19.1 to this report on Form 10-K.

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

Our named executive officers for fiscal year 2025 were our principal executive officer, our principal financial officer and our next two most highly compensated executive officers who were serving as executive officers as of December 31, 2025, namely: (i) Paul A. LaViolette, our Co-Chairman of the Board of Directors and our current Chief Executive Officer, (ii) Jon Skinner, our Chief Financial Officer, (iii) Darrin R. Uecker, our Chief Technology Officer and a member of our Board of Directors, and (iv) Kevin P. Danahy, our former Chief Commercial Officer. Ms. Liane Teplitsky, our Chief Operating Officer, joined the Company in April 2026, so she is not included in the summary compensation table for fiscal year 2025, below. Mr. Danahy resigned from the Company in February 2026, and no cash severance was owed under his employment agreement.

In February 2025, the Compensation Committee concluded that 88.88% of the Company’s 2024 corporate objectives had been achieved and decided to award 2024 cash bonuses equal to 88.88% of each employee’s target bonus amount, which bonuses were paid in early 2025.

In February 2026, the Compensation Committee concluded that the Company’s 2025 corporate objectives had not been achieved and decided not to award 2025 cash bonuses.

Summary Compensation Table

The following table provides information regarding the compensation of our principal executive officer as well as our next two most highly compensated executive officers who were serving as executive officers as of December 31, 2025, as well as our principal executive officer in 2025, and additional corrected information for certain of our former named executive officers.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Paul A. LaViolette(2)	2025	708,523		—		6,717,960	1,416	7,427,899
Chief Executive Officer and Co-Chairman	2024	—		—		—	—	—
	2023	—		—		—	—	—
	2022	—		—		—	—	—

Jon Skinner(3)	2025	366,667		56,000		2,419,035	1,298	2,843,000
Chief Financial Officer	2024	—		—		—	—	—
	2023	—		—		—	—	—
	2022	—		—		—	—	—

Darrin R. Uecker	2025	540,312		328,161		—	1,416	869,889
Chief Technology Officer and Director	2024	512,500		102,473		—	1,437	616,410
	2023	433,333		399,973	(4)	4,556,552	1,420	5,391,278
	2022	485,909		—		—	1,326	487,235

Kevin P. Danahy(5)	2025	525,000		328,161		—	1,416	854,577
Former Chief Commercial Officer	2024	512,500		102,473		1,955,188	1,437	2,571,598
	2023	433,332		399,973	(4)	5,030,974	1,420	5,865,699
	2022	350,038		—		1,215,760	1,203	1,567,001

Burke T. Barrett(6)	2025	—		—		—	—	—
Former Chief Executive Officer and Former Director	2024	327,318	(8)	108,510		8,700,311	1,437	9,137,576
	2023	—		—		—	—	—
	2022	—		—		—	—	—

Mitchell E. Levinson(7)	2025	—		—		—	—	—
Former Chief Strategy Officer and Former Director	2024	—		—		—	—	—
	2023	369,563		213,582		1,061,568	1,420	1,646,133
	2022	360,000		—		—	1,338	361,338

(1)	Amounts shown represent the aggregate grant date fair value of the option awards computed in accordance with FASB ASC Topic 718. These amounts do not correspond to the actual value that will be realized by our named executive officers. The assumptions used in the valuation of these awards are consistent with the valuation methodologies specified in the notes to our financial statements. During fiscal year 2025, Messrs. LaViolette and Skinner were each granted option awards with market-based and performance-based vesting conditions. The maximum potential value of their option awards were $16,239,000 and $2,625,375, respectively, at the time of their grant, assuming the highest level of performance achieved. The potential value of each of these awards is not reflected in the table above.
(2)	Mr. LaViolette was appointed as our President and Chief Executive Officer as of January 9, 2025. He did not receive any employment compensation from us during fiscal year 2024, 2023 or 2022.
(3)	Mr. Skinner joined the Company in February 2025. He did not receive any employment compensation for fiscal year 2024, 2023 or 2022.
(4)	Reflects prepayment of the 2023 bonus potential by the Company’s Board of Directors.
(5)	Mr. Danahy served as our Chief Commercial Officer from February 2022 to October 2022 and again from January 2025 to February 2026. He served as our Chief Executive Officer from October 2022 to May 2024 and again from December 2024 to January 2025.
(6)	Mr. Barrett served as our Chief Executive Officer from May 2024 to December 2024. He did not receive any compensation for fiscal years 2022 and 2023. He only received continuing severance payments in fiscal year 2025.
(7)	Mr. Levinson’s status as a named executive officer ended in 2024 and his employment ended in 2026. Accordingly, we are only reporting the compensation he received in 2022 and 2023 in the above table.
(8)	Reflects a severance payment of $21,875.

Outstanding Equity Awards at Fiscal Year-End

The following table presents certain information concerning equity awards held by our Named Executive Officers, as of December 31, 2025. The Company had no outstanding stock awards, other than stock options, as of December 31, 2025.

	Option Awards
Name	Number of Securities Underlying Outstanding Options (#)				Option Exercise Price ($/sh)	Option Expiration Date
	Exercisable		Unexercisable and Unearned
Paul A. LaViolette	75,000		125,000	(1)	15.65	08/09/2034
	18,750		31,250	(2)	15.65	08/09/2034
	—		5,425	(3)	18.43	01/09/2035
	—		107,075	(3)	18.43	01/09/2035
	—		5,425	(3)	18.43	01/09/2035
	—		332,075	(3)	18.43	01/09/2035
	—		600,000	(5)	18.43	01/09/2035
	—		450,000	(5)	18.43	01/09/2035

Kevin P. Danahy(6)	75,000		25,000	(3)	6.41	02/14/2032
	25,000		25,000	(3)	6.41	02/14/2032
	312,500		112,500	(3)	1.53	09/23/2032
	100,000		25,000	(4)	6.41	02/14/2032
	—		25,000	(5)	6.41	02/14/2032
	—		500,000	(5)	6.44	04/29/2033
	—		200,000	(5)	7.08	07/12/2033
	—		460,000	(7)	4.38	11/01/2033

Darrin R. Uecker	195,000	(8)	—		30.99	06/07/2027
	187,286	(8)	—		30.99	06/07/2027
	54,750	(4)	—		24.03	03/22/2031
	37,500	(8)	—		10.66	05/18/2030
	—		500,000	(5)	6.44	04/29/2033
	—		200,000	(5)	7.08	07/12/2033
	—		330,000	(7)	4.38	11/01/2033

Jon Skinner	—		19,616	(3)	20.93	02/03/2035
	—		130,384	(3)	20.93	02/03/2035
	—		150,000	(5)	20.93	02/03/2035

(1)	Granted subject to future stockholder approval of an increase in the number of shares available to grant under the Company's Equity Incentive Plan.
(2)	Board service grant pursuant to the Company's Amended and Restated Outside Director Compensation Policy.
(3)	Grant consisting of 100% time-based vesting option grants.
(4)	Performance-based vesting stock option grants of which a portion of the performance criteria have been achieved.
(5)	Performance-based vesting stock option grants of which no performance criteria have been achieved.
(6)	Mr. Danahy served as our Chief Commercial Officer from January 2025 to February 2026.
(7)	Stock options will vest in full automatically upon the earlier to occur of (i) the six (6) year anniversary of the grant date, and (ii) the 1-year anniversary of a Change in Control, as defined by the Company’s 2017 Equity Incentive Plan; provided, however, that no Change in Control shall be found to exist for purposes of vesting of the Awards if the primary purpose of the persons investing in the Company is principally to provide working capital financing, and not to acquire a controlling interest in the Company, notwithstanding whether the sum of such investment, after the financing, equals or exceeds 50% of the ownership of the Company.
(8)	Fully-vested stock option grants.

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

Employment Agreement with Liane Teplitsky (Chief Operating Officer)

We entered into an Employment Agreement with Ms. Teplitsky on April 8, 2026, when she joined the Company as our Chief Operating Officer. Ms. Teplitsky’s employment agreement has no specific term and constitutes at-will employment. Her current annual base salary is $525,000 and she is eligible for an annual target bonus equal to 70% of her annual base salary, subject to achievement of performance objectives set by the Company. Ms. Teplitsky is also eligible to participate in employee benefit plans maintained from time to time by the Company of general applicability to other senior executives.

In connection with her appointment, the Company awarded Ms. Teplitsky a stock option (the “Teplitsky Start Date Option”) to purchase up to 700,000 shares of the Company’s common stock, with an exercise price of $19.06 per share, the closing price of the Company’s common stock on April 8, 2026, Ms. Teplitsky’s employment start date and date of grant. The award was made pursuant to the terms and conditions of the Company’s Amended and Restated 2017 Inducement Equity Incentive Plan (the “Plan”). The Teplitsky Start Date Option has a ten-year term and will vest as follows:  Subject to certain accelerated vesting provisions as described in the employment agreement, (A) up to 2/7 of the Teplitsky Start Date Option (equal to 200,000 option shares) will vest as follows: 1/14 will vest (equal to 50,000 option shares) on the first Anniversary of the Start Date and thereafter 1/14 (equal to 50,000 option shares per year) will vest in equal amounts on an annual basis over the three year period starting with the first anniversary of the Start Date, and (B) up to the remaining 5/7 of the option shares subject to the Teplitsky Start Date Option (equal to 500,000 options shares) will vest based upon the achievement of the following performance objectives:

1.

approximately 2/10.5 of which (equal to 133,333 option shares) would vest when the Company has had a market capitalization of not less than two billion ($2.0B) for 270 consecutive calendar days and the Company has generated not less than $100 million of GAAP product revenue over twelve months;

2.

approximately 1/3 of which (equal to 233,334 option shares) would vest when the Company has had a market capitalization of not less than three billion ($3.0B) for 270 consecutive calendar days and the Company has generated not less than $200 million of GAAP product revenue over twelve months; and

3.

approximately 2/10.5 of which (equal to 133,333 option shares) would vest when the Company has had a market capitalization of not less than five billion ($5.0B) for 270 consecutive calendar days and the Company has generated not less than $330 million of GAAP product revenue over twelve months.

In addition, the Company awarded Ms. Teplitsky 200,000 restricted stock units under the Plan (the “Teplitsky Start Date RSUs”). Subject to certain accelerated vesting provisions as described in the Employment Agreement, the Teplitsky Start Date RSUs will vest based upon the achievement of the following performance objectives:

1.	1/4 of the Teplitsky Start Date RSUs (equal to 50,000 restricted stock units) would vest when the Company has generated not less than $100 million of GAAP product revenue over twelve months;

2.	1/2 of the Teplitsky Start Date RSUs (equal to 100,000 restricted stock units) would vest when the Company has generated not less than $200 million of GAAP product revenue over twelve months; and

3.	1/4 of the Teplitsky Start Date RSUs (equal to 50,000 restricted stock units) would vest when the Company has generated not less than $300 million of GAAP product revenue over twelve months.

Ms. Teplitsky has also entered into the Company’s standard inventions assignment, confidentiality and non-competition agreement and its standard indemnification agreement for officers and directors.

Employment Agreements with Former Executive Officers

Employment Agreement with Kevin P. Danahy (Former Chief Commercial Officer)

We entered into an employment agreement with Mr. Danahy on February 9, 2022, when he joined the Company as our Chief Commercial Officer, and it was amended several times during his employment with us to change certain provisions, such as his base compensation, target bonus and potential severance benefits. His employment agreement, as amended, had no specific term and constituted at-will employment. At the time of his resignation in February 2026, Mr. Danahy’s annual base salary was $525,000 and his annual target bonus equaled 70% of his annual base salary, subject to achievement of performance objectives set by the Company's Board of Directors. During his employment, Mr. Danahy was also eligible to participate in employee benefit plans maintained from time to time by us of general applicability to other senior executives.

Mr. Danahy’s original employment agreement provided him the right to receive an option to purchase up to 300,000 shares of our common stock (the “Danahy Option”). On September 20, 2022, Mr. Danahy and the Company entered into an amendment agreement, pursuant to which he received an additional option to purchase up to 450,000 shares of our common stock (the “Additional Option”). Under Mr. Danahy’s employment agreement, as amended, the Danahy Option was to have vested according to the following schedule had he continued to provide services to the Company as a Service Provider, as defined by the Company’s equity plans, through each such vesting date: (a) 1/3 of the option shares granted (100,000 option shares) were to vest in four equal installments on each of the first four annual anniversaries of his Start Date, i.e., February 9, 2022, (b) 1/3 of the option shares (100,000 option shares) were to vest upon the achievement of performance objectives established in good faith by the Compensation Committee, with vesting targets set at 25% (i.e., 25,000 option shares each) on each of the first four annual anniversaries of the Start Date, (c) 1/6 of the option shares (50,000 option shares) were to vest in two equal installments on each of the third and fourth annual anniversaries of the Start Date, and (d) 1/6 of the option shares (50,000 option shares) were to vest upon in two equal installments on each of the third and fourth annual anniversaries of the Start Date upon the achievement of performance objectives established in good faith by the Compensation Committee. In contrast, the Additional Option had time-based vesting provisions, vesting in equal installments over four years on each anniversary of the amendment date, subject to his continuing service to the Company. Throughout his service as our Chief Commercial Officer and Chief Executive Officer, in addition to the Danahy Option and the Additional Option, Mr. Danahy was awarded additional common stock awards totaling 1,160,000 shares, subject to vesting criteria.

Employment Agreement with Burke T. Barrett (Former Chief Executive Officer)

We entered into an employment agreement with Mr. Barrett on May 12, 2024, when he joined the Company as our President and Chief Executive Officer. His employment agreement had no specific term and constituted at-will employment. At the time of his resignation in December 2024, Mr. Barrett’s annual base salary was $525,000 and he was eligible for an annual target bonus equal to 70% of his annual base salary, subject to achievement of performance objectives set by the Company's Board of Directors. During his employment. Mr. Barrett was also eligible to participate in employee benefit plans maintained from time to time by the Company of general applicability to other senior executives.

Mr. Barrett’s employment agreement provided him the right to receive an option to purchase up to 1,400,000 shares of our common stock (the “Barrett Option”). The Barrett Option would have vested as follows had he continued to provide services to the Company as a Service Provider, as defined by the Company’s equity plans, through each such vesting date: (i) up to 50% of the option shares subject to the Barrett Option (equal to 700,000 option shares) would have vested over four years as follows: 25% (equal to 175,000 option shares) would have vested on the first anniversary of the May 12, 2024 and the remaining 525,000 option shares would have vested in equal amounts on an annual basis over the three-year period starting with the first anniversary of the May 12, 2024; and (ii) up to 50% of the option shares subject to the Barrett Option (equal to 700,000 option shares) would have vested based upon the achievement of the following performance objectives: (i) 20% of the 50% (equal to 140,000 shares) would have vested when the Company had a market capitalization of not less than one billion dollars ($1.0B) for 270 consecutive days; (ii) 20% of the 50% (equal to 140,000 shares) would have vested when the Company had a market capitalization of not less than one billion five hundred million dollars ($1.5B) for 270 consecutive days; (iii) 20% of the 50% (equal to 140,000 shares) would have vested when the Company had a market capitalization of not less than two billion two hundred fifty million dollars ($2.25B) for 270 consecutive days; (iv) 20% of the 50% (equal to 140,000 shares) would have vested when the Company had a market capitalization of not less than three billion dollars ($3.0B) for 270 consecutive days; and (v) 20% of the 50% (equal to 140,000 shares) would have vested when the Company had a market capitalization of not less than four billion dollars ($4.0B) for 270 consecutive days.

In exchange for a signed release of claims, Mr. Barrett was entitled to receive (i) severance payments of his base annual salary plus $106,009.61; (ii) partial acceleration of certain stock options allowing him to purchase up to 101,000 shares of Company common stock; and (iii) continuation of Company-paid health insurance benefits under COBRA for up to twelve months.

Mitchell E. Levinson (Former Chief Strategy Officer)

We entered into an employment agreement with Mr. Levinson on August 19, 2021, when he joined the Company as our Chief Strategy Officer. The employment agreement had no specific term and constituted at-will employment. At the time of his appointment as our Chief Strategy Officer, in August 2021, Mr. Levinson’s annual base salary was $360,000 and his annual target bonus equaled 50% of his annual base salary, subject to achievement of performance objectives set by the Company's Board of Directors. During his employment, Mr. Levinson was also eligible to participate in employee benefit plans maintained from time to time by us of general applicability to other senior executives.

Mr. Levinson’s employment agreement provided him the right to receive an option to purchase up to 65,510 shares of our Common Stock (the “Levinson Option”). The Levinson Option would have vested as follows had he continued to provide services to the Company as a Service Provider, as defined by the Company’s equity plans, through each such vesting date: (a) 50% of the option shares granted (32,755 option shares) will vest in three equal installments (10,918 option shares) on the second, third and fourth anniversary of the start date and (b) 50% of the option shares (32,755 option shares) will vest upon the achievement of performance objectives established in good faith by the Compensation Committee of the board of directors, with vesting targets set at 25% (8,188 option shares) on each annual anniversary of the Start Date.  Throughout his service as our Chief Strategy Officer, in addition to the Levinson Option, Mr. Levinson was awarded additional common stock awards totaling 386,197 shares, subject to vesting criteria.

In exchange for a signed release of claims, Mr. Levinson was entitled to receive (i) severance payments of half of his base annual salary; (ii) partial acceleration of certain stock options allowing him to purchase up to 6,587 shares of Company common stock; and (iii) continuation of Company-paid health insurance benefits under COBRA for up to eighteen months.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 31, 2026, with respect to the beneficial ownership of our common stock by (i) each person we believe beneficially holds more than 5% of the outstanding shares of our common stock based solely on our review of SEC filings or information provided to us by such person; (ii) each director of our Company; (iii) each named executive officer listed in the table entitled, “Summary Compensation Table” under the section entitled, “Executive Compensation”; and (iv) all directors and executive officers as a group. As of March 31, 2026, there were 68,225,067 shares of our common stock issued and outstanding. Unless otherwise indicated, all persons named as beneficial owners of our common stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned. Unless otherwise noted below, the address of each stockholder listed on the table is c/o Pulse Biosciences, Inc., 601 Brickell Key Drive, Suite 1080, Miami, FL 33131.

Name and Address of Beneficial Owner	Number of Shares Owned(1)	Right to Acquire Shares(2)	Total Beneficial Ownership	Percent of Class(3)
5% Stockholders:
Robert W. Duggan(4)	48,789,438	248,380	49,037,818	71.6%

Named executive officers and directors:
Robert W. Duggan(4)	48,789,438	248,380	49,037,818	71.6%
Paul A. LaViolette	846	122,395	123,241	*
Jon Skinner	1,556	37,500	39,056	*
Manmeet S. Soni	—	447,218	447,218	*
Liane Teplitsky	—	—	—	—
Darrin R. Uecker	284,829	474,536	759,365	1.1%
Richard A. van den Broek	—	263,411	263,411	*
Mahkam Zanganeh, D.D.S.(5)	873,469	388,519	1,261,988	1.8%
All executive officers and directors as a group (8 people)	49,950,138	1,981,959	51,932,097	74.7%

*	Represents beneficial ownership of less than one percent.
(1)	Excludes shares that may be acquired through the exercise of outstanding stock options or the vesting of restricted stock units or other equity awards.
(2)	Represents shares issuable within 60 days after March 31, 2026 upon exercise of exercisable options or exercisable warrants to purchase common stock issued in the Company’s 2024 rights offering; however, unless otherwise indicated, these shares do not include any equity awards awarded after March 31, 2026.
(3)	For purposes of calculating the Percent of Class, shares that the person or entity had a right to acquire are deemed to be outstanding when calculating the Percent of Class of such person or entity.
(4)	Based on information obtained from Mr. Duggan. Includes shares owned by Genius Inc. and shares owned by Blazon Corporation, both of which Mr. Duggan is the sole stockholder. The number of shares of common stock beneficially owned by Mr. Duggan reported in the table above does not include the 1,094,826 shares of common stock which are beneficially owned by Mr. Duggan’s spouse, Dr. Zanganeh, and which are described in footnote 5 below. As spouses, Mr. Duggan and Dr. Zanganeh may be deemed to have acquired beneficial ownership of the securities held by the other spouse upon their marriage on December 18, 2024. Mr. Duggan does not hold any voting or investment power over such securities held by Dr. Zanganeh. Mr. Duggan disclaims beneficial ownership of such securities, except to the extent of his pecuniary interest therein.
(5)	Includes (a) shares owned by Mahin Zanganeh, Dr. Zanganeh’s mother, (b) shares are owned by Mahshad Zanganeh, Dr. Zanganeh’s sister, and (c) shares held in trust for the benefit of an immediate family member. The number of shares of common stock beneficially owned by Dr. Zanganeh as reported in the table above does not include the 48,801,396 shares of common stock which are beneficially owned by Dr. Zanganeh’s spouse, Mr. Duggan, and which are described in footnote 4 above. As spouses, Dr. Zanganeh and Mr. Duggan may be deemed to have acquired beneficial ownership of the securities held by the other spouse upon their marriage on December 18, 2024. Dr. Zanganeh does not hold any voting or investment power over such securities held by Mr. Duggan. Dr. Zanganeh disclaims beneficial ownership of all such securities, except to the extent of her pecuniary interest therein.

Equity Compensation Plan Information

The following table presents information about our equity compensation plans as of December 31, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plans approved by security holders(1)	11,561,228	11.44	2,067,021
Equity compensation plans not approved by security holders(2)	1,525,060	15.12	2,304,109

(1)

Includes the following plans: the 2017 Equity Incentive Plan (the “Equity Incentive Plan”) and the 2017 Employee Stock Purchase Plan (the “ESPP”). Our Equity Incentive Plan provides that the number of shares available for issuance thereunder will be increased on the first day of each fiscal year beginning with the 2018 fiscal year in an amount equal to the least of (i) 1,200,000 shares, (ii) 4% of the outstanding shares of our common stock as of December 31 of the immediately preceding year, or (iii) such number of shares as determined by our Board of Directors. On January 1, 2024, the number of shares available for issuance under the Equity Incentive Plan increased by 1,200,000 shares pursuant to these provisions. On January 1, 2025, the number of shares available for issuance under the Equity Incentive Plan increased by an additional 1,200,000 shares pursuant to the Equity Incentive Plan’s provisions. On September 30, 2025, the number of shares available for issuance under the Equity Incentive Plan increased by 2,000,000 additional shares pursuant to an amendment to the Incentive Plan, which the Company’s stockholders approved at a special meeting. Excluded from the table above is an increase of 1,200,000 additional shares on January 1, 2026, pursuant to the Equity Incentive Plan's provisions. Our ESPP provides that the number of shares available for issuance thereunder will be increased on the first day of each fiscal year beginning with the 2018 fiscal year in an amount equal to the least of (i) 450,000 shares, (ii) 1.5% of the outstanding shares of our common stock as of December 31 of the immediately preceding year, or (iii) such number of shares as determined by our Board of Directors. In December 2022, our Board of Directors elected not to permit an increase to the number of shares available for issuance under our ESPP. However, on January 1, 2024, the number of shares available for issuance under the ESPP increased by 450,000 shares pursuant to the ESPP’s provisions. On January 1, 2025, the number of shares available for issuance under the ESPP increased by an additional 450,000 shares pursuant to the ESPP's provisions. These increases are reflected in the table above. Excluded from the table above is an increase of 450,000 additional shares on January 1, 2026, pursuant to the ESPP's provisions.

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

Related Party Transactions

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements discussed above in the sections titled “Director Compensation” and “Executive Compensation,” we describe below transactions and series of similar transactions, since the beginning of our 2024 fiscal year, to which we were a party or will be a party, in which:

●	the amounts involved exceeded or will exceed $120,000; and

●

any of our directors, nominees for director, executive officers, or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

D&O Insurance

In May 2024 and May 2025, the Company secured director and officer liability insurance from third-party insurance carriers through brokered transactions.

Financings

On July 3, 2024, we announced the closing of our 2024 Rights Offering. The 2024 Rights Offering resulted in the sale of six million 2024 Units, at a price of $10.00 per 2024 Unit. Each 2024 Unit consisted of one share of our common stock, par value $0.001 per share, and two warrants, each being a warrant to purchase one-half of one share of common stock. The common stock and warrants comprising the 2024 Units separated upon the closing of the 2024 Rights Offering and were issued individually. Upon the closing of the offering, we issued a total of 5,999,998 shares of common stock and warrants to acquire up to approximately an additional six million shares of common stock, at an exercise price of $11 per whole share, and we received aggregate gross proceeds of $60 million. Robert W. Duggan, the Company’s majority stockholder and Co-Chairman, purchased approximately 88% of the units offered through the 2024 Rights Offering. Dr. Zanganeh also participated in the 2024 Rights Offering. Half of the warrants issued in the rights offering were redeemable by us if our volume-weighted average price ("VWAP") exceeded 150% of the exercise price, or $16.50, for twenty consecutive trading days. In December 2024, we delivered an irrevocable notice of redemption to redeem this first tranche of common stock warrants because the VWAP of our common stock over the twenty consecutive trading days before the notice was $18.85. Then, in February 2025, we redeemed 18,221 warrants, specifically the ones subject to the 150% redemption feature, on the announced redemption date. The other half of the warrants issued in the 2024 Rights Offering are redeemable by us if our VWAP exceeds 200% of the exercise price, or $22.00, for twenty consecutive trading days. As of December 31, 2025, there were no outstanding 2024 Rights Offering Warrants subject to the 150% redemption feature and there were 405,624 2024 Rights Offering Warrants outstanding which were subject to the 200% redemption feature. As of December 31, 2025, we have received $63.6 million in gross proceeds from exercises of the 2024 Rights Offering Warrants.

As of March 1, 2026, Mr. Duggan is the beneficial owner of approximately 71.6% of our outstanding common stock.

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

Item 14. Principal Accounting Fees and Services. Auditor Fees

The following table sets forth the approximate aggregate fees billed to the Company by Deloitte & Touche LLP in fiscal years 2025 and 2024 (in thousands):

Fee Category	2025	2024
Audit Fees	$860	$700
Audit-related Fees	205	252
Tax Fees	—	33
All Other Fees	64	56
Total	$1,129	$1,041

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a.	The following documents are filed as part of, or incorporated by reference into, this Amendment on Form 10-K/A:

1.	Financial Statements: No financial statements are filed with this Amendment on Form 10-K/A.

2.	Financial Statement Schedules: No financial statement schedules are filed with this Amendment on Form 10-K/A.

b.	The following exhibits are filed as part of, or incorporated by reference into, this Amendment on Form 10-K/A:

Exhibit		Incorporation by Reference
Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Plan of Conversion of Pulse Biosciences, Inc.	8-K12B	001-37744	2.1	June 18, 2018
3.1	Articles of Conversion	8-K12B	001-37744	3.1	June 18, 2018
3.2	Certificate of Conversion	8-K12B	001-37744	3.2	June 18, 2018
3.3	Certificate of Incorporation of Pulse Biosciences, Inc.	8-K12B	001-37744	3.3	June 18, 2018
3.4	Bylaws of Pulse Biosciences, Inc.	8-K12B	001-37744	3.4	June 18, 2018
4.1	Specimen Common Stock Certificate	8-K12B	001-37744	4.1	June 18, 2018
4.2	Form of Warrant	S-3	333-278494	4.3	April 3, 2024
4.3	Form of Warrant Agent Agreement	S-3	333-278494	4.4	April 3, 2024
10.1	Lease for facilities at 3955 Point Eden Way, Hayward, California, dated January 26, 2017	10-K	001-37744	10.1	March 20, 2017
10.2+	Employment Agreement between Mitchell E. Levinson and the Registrant	10-K	001-37744	10.4	March 31, 2022
10.3+	Employment Agreement between Kevin Danahy and the Registrant	10-K	001-37744	10.5	March 31, 2022
10.4	Securities Purchase Agreement, dated February 7, 2017, by and between Pulse Biosciences, Inc. and certain purchasers	8-K	001-37744	10.1	February 10, 2017
10.5	Securities Purchase Agreement, dated September 24, 2017, by and between Pulse Biosciences, Inc. and certain purchaser	8-K	001-37744	10.1	September 25, 2017
10.6+	2015 Stock Incentive Plan	S-1	333-208694	10.2	December 22, 2015
10.7+	2017 Inducement Equity Incentive Plan and forms of agreements thereunder	8-K	001-37744	10.1	November 28, 2017
10.8+	2017 Equity Incentive Plan and forms of agreements thereunder	10-K	001-37744	10.10	March 12, 2021
10.9+	2017 Employee Stock Purchase Plan and forms of agreements thereunder	8-K	001-37744	10.2	May 19, 2017
10.10+	Executive Employment Agreement between Darrin R. Uecker and the Registrant	S-1	333-208694	10.9	December 22, 2015
10.11+	Amendment to Employment Agreement between Darrin R. Uecker and Pulse Biosciences, Inc. dated October 5, 2016	8-K	001-37744	10.1	October 11, 2016
10.12+	Form of At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement for Employees	S-1	333-208694	10.10	December 22, 2015
10.13+	Form of Indemnification Agreement	8-K12B	001-37744	10.1	June 18, 2018
10.14	First Amendment to the lease for facilities at 3955 Point Eden Way , Hayward, California, dated May 28, 2019	8-K	001-37744	10.19	May 31, 2019
10.15	Securities Purchase Agreement, dated June 30, 2021, by and between Pulse Biosciences, Inc. and Robert W. Duggan	8-K	001-37744	10.1	July 1, 2021
10.16+	Amendment to Employment Agreement, between Darrin Uecker and Pulse Biosciences, Inc., dated September 20, 2022	8-K	001-37744	10.2	September 23, 2022
10.17+	Amendment to Employment Agreement, between Kevin Danahy and Pulse Biosciences, Inc., dated September 23, 2022	8-K	001-37744	10.1	September 28, 2022
10.18+	Amendment to Employment Agreement, between Kevin Danahy and Pulse Biosciences, Inc., dated May 4, 2023	8-K	001-37744	10.1	May 5, 2023
10.19+	Amendment to Employment Agreement, between Darrin Uecker and Pulse Biosciences, Inc., dated May 5, 2023	8-K	001-37744	10.2	May 5, 2023
10.20+	Third Amendment to Employment Agreement, between Kevin Danahy and Pulse Biosciences, Inc., dated March 2024	10-K	001-37744	10.26	March 28, 2024
10.21+	Fourth Amendment to Employment Agreement, between Darrin Uecker and Pulse Biosciences, Inc., dated March 2024	10-K	001-37744	10.27	March 28, 2024
10.22+	Employment Agreement between Paul A. LaViolette and the Registrant	8-K	001-37744	10.1	January 13, 2025
10.23+	Employment Agreement between Jon Skinner and the Registrant	8-K	001-37744	10.1	February 4, 2025
10.24+	Equity Distribution Agreement, dated February 19, 2026, by and between Pulse Biosciences, Inc. and TD Securities (USA) LLC.	8-K	001-37744	1.1	February 19, 2026
19.1*	Insider Trading Policy
21.1	List of Subsidiaries	10-K	001-37744	21.1	March 31, 2025
23.1	Consent of Independent Registered Public Accounting Firm	10-K	001-37744	23.1	March 31, 2025
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	10-K	001-37744	32.1	March 31, 2025
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	10-K	001-37744	32.2	March 31, 2025
97.1+	Section 10D Clawback Policy	10-K	001-37744	97.1	March 28, 2024
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

	* Filed herewith
	+ Indicates a management contract or compensatory plan or arrangement.
	# Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a grant of confidential treatment.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULSE BIOSCIENCES, INC.
	By:	/s/ Jon Skinner
Date: April 30, 2026		Jon Skinner, Chief Financial Officer
(Principal Financial Officer)