Form 10-Q
period 2026-03-31
PULSE BIOSCIENCES, INC.
filed 2026-05-14
CIK 1625101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of the registrant’s common stock outstanding as of May 12, 2026 was 69,209,712.

PULSE BIOSCIENCES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2026

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PULSE BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$68,319	$80,735
Accounts receivable, net	157	274
Inventory	206	136
Prepaid expenses and other current assets	2,448	2,276
Total current assets	71,130	83,421

Property and equipment, net	1,016	1,051
Intangible assets, net	408	575
Goodwill	2,791	2,791
Right-of-use assets	5,702	6,010
Other assets	575	691
Total assets	$81,622	$94,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,761	$2,777
Accrued liabilities	5,408	3,576
Lease liability, current	1,627	1,570
Total current liabilities	9,796	7,923

Lease liability, less current portion	5,528	5,960
Total liabilities	15,324	13,883

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized – 50,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized – 500,000,000 shares; issued and outstanding – 68,225,067 shares and 67,839,689 shares as of March 31, 2026 and December 31, 2025, respectively	68	68
Additional paid-in capital	548,092	543,869
Accumulated deficit	(481,862)	(463,281)
Total stockholders’ equity	66,298	80,656
Total liabilities and stockholders’ equity	$81,622	$94,539

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue:
Product revenue	$401	$—

Cost and expenses:
Cost of product revenue	370	—
Research and development	12,590	10,313
Selling, general and administrative	6,591	7,731
Total cost and expenses	19,551	18,044
Loss from operations	(19,150)	(18,044)

Other income (expense):
Interest income	593	1,255
Other expense	(24)	(6)
Total other income	569	1,249
Net loss	(18,581)	(16,795)
Comprehensive loss	$(18,581)	$(16,795)

Net loss per share, basic and diluted	$(0.27)	$(0.25)
Weighted average common shares outstanding, basic and diluted	67,994,566	67,125,967

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance—December 31, 2025	67,839,689	$68	$543,869	$(463,281)	$80,656
Issuance of common stock upon exercise of warrants, net of issuance costs	9,321	—	100	—	100
Issuance of common stock upon exercise of stock options	339,840	—	1,746	—	1,746
Issuance of common stock under employee stock purchase plan	36,217	—	465	—	465
Stock-based compensation expense	—	—	1,912	—	1,912
Net loss	—	—		(18,581)	(18,581)
Balance—March 31, 2026	68,225,067	$68	$548,092	$(481,862)	$66,298

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance—December 31, 2024	65,925,503	$66	$505,296	$(390,500)	$114,862
Issuance of common stock upon exercise of warrants, net of issuance costs	1,271,453	1	13,971	—	13,972
Issuance of common stock upon exercise of stock options	51,000	—	380	—	380
Issuance of common stock under employee stock purchase plan	25,844	—	352	—	352
Stock-based compensation expense	—	—	5,681	—	5,681
Net loss	—	—	—	(16,795)	(16,795)
Balance—March 31, 2025	67,273,800	$67	$525,680	$(407,295)	$118,452

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(18,581)	$(16,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	88	117
Amortization of intangible assets	167	166
Stock-based compensation	1,912	5,681
Non-cash lease expense	308	274
Write-off of deferred issuance costs	281	—
Other	62	—
Changes in operating assets and liabilities:
Accounts receivable	55	—
Inventory	(70)	(30)
Prepaid expenses and other current assets	(129)	(281)
Other non-current assets	3	(1)
Accounts payable	(148)	712
Accrued liabilities	1,832	(3,043)
Lease liabilities, net	(375)	(321)
Net cash used in operating activities	(14,595)	(13,521)

Cash flows from investing activities:
Purchases of property and equipment	(33)	(45)
Net cash used in investing activities	(33)	(45)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	465	352
Proceeds from exercises of warrants, net of issuance costs	130	14,075
Proceeds from exercises of stock options	1,674	380
Payment of deferred issuance costs in relation to registration statements	(57)	—
Net cash provided by financing activities	2,212	14,807
Net (decrease) increase in cash and cash equivalents	(12,416)	1,241

Cash and cash equivalents at beginning of period	80,735	118,038
Cash and cash equivalents at end of period	$68,319	$119,279

Supplemental disclosure of noncash investing and financing activities:
Proceeds from exercise of warrants and stock options not yet received	$88	$—
Unpaid issuance costs in relation to registration statements	$111	$—
Unpaid amounts related to purchase of equipment	$28	$26
Unpaid warrant issuance costs	$3	$11

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Description of the Business

Pulse Biosciences, Inc. is a novel ablation company committed to health innovation using its patented Nano-pulse Stimulation (“NPS”) technology, a revolutionary energy modality that delivers nanosecond-duration pulses of electrical energy, each less than a millionth of a second long, to nonthermally clear or kill targeted cells. NPS technology, also referred to as a Nanosecond Pulsed-Field Ablation (“nsPFA”) energy when used to ablate cellular tissue, can be used to treat a variety of medical conditions for which an optimal solution remains unfulfilled. The Company developed its proprietary nPulse System (formerly known as CellFX), a novel nsPFA delivery platform, and commercialized the initial application of its nsPFA energy to treat benign lesions of the skin and in parallel, designed a variety of applicators, or disposables, to explore the potential use of the nPulse platform in other medical specialties. Based on its preclinical experience and the potential to significantly improve outcomes for patients in a large and growing market, the Company decided to focus its primary efforts on the use of nsPFA energy and the nPulse platform in the treatment of atrial fibrillation (“AF”), and in a select few other markets where it could have a profound positive impact on healthcare for both patients and providers, such as surgical soft tissue ablation.

The Company is incorporated in the State of Delaware. It is located in Miami, Florida and continues to maintain its offices in Hayward, California. The Company maintains its website at www.pulsebiosciences.com where general information about the Company is available.

Liquidity and Capital Resources

The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $481.9 million as of March 31, 2026. As of March 31, 2026, the Company had cash and cash equivalents of $68.3 million. The Company believes that the existing financial resources combined with the net proceeds received from the shares of common stock sold on May 11, 2026 (see Note 9. Subsequent Events) are sufficient to continue operating activities for at least one year past the issuance date of these condensed consolidated financial statements.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the Company’s  December 31, 2025 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The condensed consolidated financial statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) and, as permitted by such rules and regulations, omit certain information and footnote disclosures necessary to present the financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The condensed consolidated balance sheet as of  December 31, 2025 was derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended  December 31, 2025. The results of operations for the three months ended  March 31, 2026, are not necessarily indicative of the results to be expected for the entire year or any future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries and intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates that affect the amounts reported in the financial statements and accompanying notes to the financial statements. Estimates include, but are not limited to, accrued research and development expenses, the valuation and recognition of stock-based compensation, inventory valuation, income taxes, and the useful lives assigned to long-lived assets. The Company evaluates its estimates and assumptions based on historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from these estimates.

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

Accounts Receivable

Accounts receivable are recorded at invoice value, net of any allowance for credit losses. The allowance for credit losses is based on the Company’s assessment of the collectability of customer accounts. The Company’s expected loss allowance methodology for receivables considers factors such as historical collection experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. Any amounts deemed uncollectible are written off against the allowance for credit losses. The Company’s allowance for credit losses was $0.1 million as of March 31, 2026. There was no allowance for credit losses as of  December 31, 2025.

Inventory

Inventory is stated at the lower of cost or net realizable value and based on standard costs approximating the purchase costs on a first-in, first-out basis. Inventory costs include direct materials, direct labor, and normal manufacturing overhead. The cost-basis of the Company’s inventory is reduced for any products that are considered excessive or obsolete based upon assumptions about future demand and market conditions. Additionally, the cost basis of the Company’s inventory does not include any fixed overhead costs associated with abnormally low utilization of its manufacturing facility.

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

Property and Equipment

Property and Equipment is recorded at cost and depreciated using the straight-line method over their estimated useful lives, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life. Upon the sale or retirement of property and equipment, the costs and related accumulated depreciation and amortization are removed from the condensed consolidated balance sheet and the resulting gain or loss is reflected in operating expenses in the condensed consolidated statement of operations and comprehensive loss. Maintenance and repairs are charged to operations as incurred.

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

Accrued Research and Development Expenses

The Company accrues liabilities for estimated costs of research and development activities conducted by its third-party service providers, which include the conduct of preclinical and clinical studies. The estimated costs of research and development activities are recorded based upon the estimated amount of services provided but not yet invoiced, and these costs are included in accrued liabilities on the condensed consolidated balance sheets and within research and development expense on the condensed consolidated statements of operations and comprehensive loss.

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

Patent Expenses

The Company is the owner of numerous domestic and foreign patents. Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and any related patent applications, patent costs not related to acquired patents, including patent-related legal fees, filing fees and other costs, including internally generated costs, are expensed as incurred. Patent expenses are included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

Stock-Based Compensation

The Company's stock-based compensation programs include stock options, restricted stock units (RSUs), and an employee stock purchase program. The Company periodically issues stock options and RSUs to officers, directors, employees, and consultants for services rendered. Such issuances vest and expire according to terms established at the issuance date. In general, stock options granted to officers, directors and employees are recognized in the financial statements based on their grant date fair values, which are estimated using the Black-Scholes option-pricing model or the Monte Carlo simulation model. The grant date fair value of RSUs is estimated based on the closing stock price of the Company’s common stock on the date of grant. The Company accounts for forfeitures as they occur. The Company has granted stock options with service-based, performance-based, market-based, and both market-based and performance-based vesting conditions and granted RSUs with service-based vesting conditions.

For stock options with service-based and performance-based vesting conditions, the grant date fair value of each grant is determined using the Black-Scholes option pricing model which requires a number of assumptions. Each of these assumptions is subjective and generally requires significant judgment and estimation by management.

Expected Term - The Company’s expected term represents the period that the Company’s stock awards are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term).

Expected Volatility - The computation of expected volatility is based on a calculation using the historical volatility of the Company's common stock.

Risk-Free Interest Rate - The risk-free interest rate is based on the Treasury Constant Maturities as provided by the Federal Reserve in effect at the time of grant for periods corresponding with the expected term of the option.

Expected Dividend - The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

Stock-based compensation expense for stock awards with service-based vesting conditions is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. For stock awards with performance-based vesting conditions, the Company does not recognize compensation expense until it is probable that the performance-based vesting condition will be achieved. The analysis to determine such probability involves estimates and judgements from management related to certain financial measures and achievements of strategic and operational milestones, which involve inherent risk and uncertainty regarding the future outcomes of the milestones. If actual results are not consistent with the Company’s estimates or assumptions, the Company may be exposed to changes in stock-based compensation expense that could be material.

For stock awards with market-based vesting conditions, the conditions relate to the achievement of certain market capitalization targets of the Company. Using a Monte Carlo simulation model, the Company estimated the fair value of the market-based awards on the grant date or modification date, with the associated stock-based compensation expense recognized over the requisite service period. The requisite service period is the service period derived from the Monte Carlo simulation model. If the market capitalization targets are met sooner than the derived service period, the Company will accelerate the recognition of stock-based compensation expense to reflect the cumulative expense associated with the vested shares.

For stock awards with both market-based and performance-based vesting conditions, the conditions relate to both the achievement of certain market capitalization targets of the Company, as well as the achievement of certain revenue and margin metrics. Using a Monte Carlo simulation model, the Company estimates the fair value of the market-based options on the grant date, along with a derived service period. Compensation expense for the awards is recognized over the requisite service period, which is the longer of the service period derived from the Monte Carlo simulation model or the implicit service period (the period when the performance condition is expected to be met). Compensation expense is recognized only once it becomes probable that the associated performance condition will be achieved and the employee is expected to render the requisite service. Once these criteria are met, the Company will recognize expense using the accelerated attribution method over the requisite service period. If, at any point, the performance condition is no longer probable of being achieved or the employee is no longer expected to complete the requisite service period, any previously recognized expense will be reversed. Additionally, if both the market and performance conditions are satisfied before the end of the requisite service period, any remaining unrecognized expense will be recognized immediately, provided that the employee is still providing service.

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

The Company accounts for income tax contingencies using a benefit recognition model. If it considers that a tax position is more likely than not to be sustained upon audit, based solely on the technical merits of the position, it recognizes the benefit. The Company measures the benefit by determining the amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. The Company is subject to taxation in the United States federal jurisdiction, and various state jurisdictions. The net operating loss and research and development credit carryforwards that are available for utilization in future years may be subject to examination by federal and state tax authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of March 31, 2026 and December 31, 2025, there were no significant accruals for interest related to unrecognized tax benefits or tax penalties.

Comprehensive Loss

The Company displays comprehensive loss, and if applicable its components, as part of the condensed consolidated statements of operations and comprehensive loss.

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

Reclassification

Certain reclassifications have been made to the prior period presentation of the cash flows from operating activities within the condensed consolidated statements of cash flows to conform to current period presentation. Specifically, the presentation of operating lease expenses has been reclassified from “Right-of-use assets” within “Changes in operating assets and liabilities” to “Non-cash lease expense” within “Adjustments to reconcile net loss to net cash used in operating activities”. Additionally, certain reclassifications have been made to the prior period presentation of other income within the condensed consolidated statements of operations and comprehensive loss to conform to current period presentation. Specifically, the presentation of "Other expense" has been reclassified out of "Interest income, net." As a result of these changes, the presentation of these expenses in the comparative periods has been changed to conform to the current period. These reclassifications did not have an impact on the Company’s results of operations and total cash flows from operating activities for the three months ended  March 31, 2026 and 2025, respectively, or the Company's financial position as of March 31, 2026 and December 31, 2025, respectively.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for entities to measure expected credit losses on current accounts receivable and current contract assets within the scope of ASC 606, Revenue from Contracts with Customers. The practical expedient assumes that current conditions as of the balance sheet date remain unchanged for the remaining life of the asset. The guidance is effective for interim and annual reporting periods beginning after December 15, 2025. The Company adopted this guidance effective January 1, 2026. The adoption did not have a material impact on the Company's condensed consolidated financial statements or related disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which aims to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The guidance is effective for the Company's annual periods beginning in 2027 and interim periods beginning in the first quarter of fiscal year 2028. The Company is currently evaluating the impact of the new guidance on our condensed consolidated financial statements and related disclosures.

Note 3. Fair Value Measurement

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables set forth the fair value of the Company's financial assets, which consist of cash equivalents measured and recognized at fair value (in thousands):

		March 31, 2026
Assets	Classification	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$63,684	$—	$—	$63,684

		December 31, 2025
Assets	Classification	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$75,025	$—	$—	$75,025

For the three months ended March 31, 2026 and 2025, the Company did not record any credit losses related to its cash equivalents and had no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy. Additionally, the Company did not have any financial liabilities measured at fair value on a recurring basis as of March 31, 2026 or December 31, 2025.

Note 4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued compensation-related costs	$2,701	$1,979
Accrued research and development services	1,190	877
Accrued professional services	324	357
Accrued severance	584	—
Accrued other	609	363
Total accrued liabilities	$5,408	$3,576

In March 2026, the Company announced a strategic and organizational realignment to prioritize and accelerate the development of its nsPFA electrophysiology catheters and other cardiac devices for the treatment of atrial fibrillation (the “2026 Realignment”). In connection with the 2026 Realignment, the Company recognized severance and one-time termination expenses of $0.6 million with less than $0.1 million in payments remitted during the three months ended March 31, 2026.

Note 5. Stockholders' Equity

Preferred Stock

The Company has authorized a total of 50,000,000 shares of preferred stock, par value $0.001 per share, none of which were outstanding as of  March 31, 2026 and December 31, 2025. The Company’s Board of Directors (the “Board”) has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, without any further vote or action by the Company’s stockholders.

Common Stock

The Company has authorized a total of 500,000,000 shares of common stock, par value $0.001 per share.

2024 Rights Offering and Subscription Rights

In 2024, the Company executed a rights offering (the "2024 Rights Offering"), whereby the Company distributed non-transferable subscription rights to purchase up to an aggregate of six million units (the "2024 Units") with an aggregate offering value of up to $60 million at no charge to all holders of the Company's common stock. The 2024 Rights Offering resulted in the sale of six million 2024 Units, at a price of $10.00 per 2024 Unit. Each 2024 Unit consisted of one share of the Company’s common stock, par value $0.001 per share, and two warrants, each being a warrant to purchase one-half of one share of common stock. The common stock and warrants comprising the 2024 Units separated upon the closing of the 2024 Rights Offering and were issued individually. A total of 5,999,998 shares of common stock and warrants to acquire up to approximately an additional six million shares of common stock were issued in the offering. The Company received aggregate gross proceeds from the 2024 Rights Offering of $60 million. See 2024 Rights Offering Warrants below for additional details of the warrants. Robert W. Duggan, the Company’s majority stockholder and Co-Chairman, purchased approximately 88% of the units offered through the 2024 Rights Offering.

Common Stock Warrants

2024 Rights Offering Warrants

In connection with the 2024 Rights Offering, the Company issued 2024 Rights Offering Warrants to purchase a total of 5,999,999 shares of its common stock at an exercise price of $11.00 per whole share, which equaled 110% of the subscription price for the Units. The aggregate number of shares of our common stock issuable upon the exercise of each set of warrants included in a given subscription for Units was rounded up to the nearest whole share. Warrants are exercisable immediately and will expire on the fifth anniversary of the closing of the 2024 Rights Offering. Half of the warrants issued in the rights offering were redeemable for $0.01 per underlying share of common stock, on not less than thirty days’ written notice, if the volume-weighted average price ("VWAP") of the Company’s common stock equaled or exceeded 150% of the exercise price for the warrants, or $16.50, for twenty consecutive trading days. In December 2024, the Company delivered an irrevocable notice of redemption to redeem this first tranche of common stock warrants because the VWAP of the Company's common stock over the twenty consecutive trading days before the notice was $18.85. Accordingly, pursuant to the 150% redemption feature, the Company redeemed 36,442 warrants on the redemption date, February 5, 2025, which would have entitled holder to purchase up to 18,221 shares of common stock, and none of these warrants are still outstanding. The other half of the warrants issued in the rights offering remain redeemable for $0.01 per underlying share of common stock, on not less than thirty days’ written notice, but only if the VWAP of the Company’s common stock equals or exceeds 200% of the exercise price for the warrants, or $22.00, for twenty consecutive trading days. As of March 31, 2026, there were no outstanding 2024 Rights Offering Warrants subject to the 150% redemption feature and there were 386,963 warrants remained outstanding subject to the 200% redemption feature, entitling holders to purchase up to 193,481 shares of common stock. For the three months ended March 31, 2026 and 2025, the Company received gross proceeds of $0.1 million and $14.1 million, respectively, from exercises of the 2024 Rights Offering Warrants. Cumulatively, as of March 31, 2026, the Company has received total gross proceeds of $63.7 million from exercises of the 2024 Rights Offering Warrants.

	Number of		Remaining
	Warrants	Exercise Price	Contractual Life
			(in years)
Warrants outstanding as of December 31, 2025	405,624	$11.00	3.49
Exercised	(18,661)	11.00
Redeemed/Cancelled	—
Warrants outstanding as of March 31, 2026	386,963	$11.00	3.24

Note 6. Stock-Based Compensation

2017 Equity Incentive Plan

In May 2017, the Company's Board of Directors (the "Board") adopted, and the Company’s stockholders approved, the Company’s 2017 Equity Incentive Plan (the "2017 Plan").

The 2017 Plan has a 10-year term, and provides for the grant of stock options, stock appreciation rights, restricted stock awards, RSUs, performance units, and performance shares to employees, directors and consultants of the Company and any parent or subsidiary of the Company.

Subject to an annual evergreen increase and adjustment in the case of certain capitalization events, the Company initially reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to awards under the 2017 Plan. In addition, shares remaining available under the Company’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”), and shares reserved but not issued pursuant to outstanding equity awards that expire or terminate without being exercised or that are forfeited or repurchased by the Company will be added to the shares of common stock available for issuance under the 2017 Plan. The 2017 Plan is administered by the Compensation Committee of the Board. The number of shares of the Company’s common stock available for issuance under the 2017 Plan also include an annual increase on the first day of each fiscal year, equal to the least of (i) 1,200,000 shares, (ii) 4% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. As a result of this provision, an additional 1,200,000 shares became available for issuance under the 2017 Plan on January 1, 2026. As of March 31, 2026, 3,670,287 shares of common stock remained available for issuance under the 2017 Plan.

2017 Inducement Equity Incentive Plan

In November 2017, the Board adopted the 2017 Inducement Equity Incentive Plan (the “Inducement Plan”) without stockholder approval and initially reserved 1,000,000 shares of the Company’s common stock for insurance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan has a 10-year term and provides for the grant of equity-based awards, including non-statutory stock options, RSUs, restricted stock, stock appreciation rights, performance shares and performance units, and its terms are substantially similar to the 2017 Plan, including with respect to treatment of equity awards in the event of a “merger” or “change in control” as defined under the Inducement Plan. Options issued under the Inducement Plan may have a term up to ten years and have variable vesting provisions. New hire grants generally vest 25% per year starting upon the first anniversary of the grant. Equity-based awards issued under the Inducement Plan are only issuable to individuals not previously engaged as employees or non-employee directors of the Company prior to the Inducement Plan’s adoption date. As of March 31, 2026, 2,476,359 shares of common stock were available for issuance under the Inducement Plan.

2017 Employee Stock Purchase Plan

In May 2017, the Board adopted, and the Company's stockholders approved, the Company’s 2017 Employee Stock Purchase Plan (the "2017 ESPP").

The 2017 ESPP is a broad-based plan that provides employees of the Company and its designated affiliates with the opportunity to become stockholders through periodic payroll deductions that are applied towards the purchase of Company common shares at a discount from the then-current market price. Subject to adjustment in the case of certain capitalization events, a total of 250,000 common shares of the Company were available for purchase at adoption of the 2017 ESPP. Pursuant to the 2017 ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 450,000 shares, (ii) 1.5% of the Company’s common stock outstanding as of December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. As a result of this provision, an additional 450,000 shares became available for issuance under the 2017 ESPP on January 1, 2026. As of March 31, 2026, 1,265,365 shares of common stock were available for issuance under the 2017 ESPP.

A summary of stock option activity under the 2015 Plan, 2017 Plan and Inducement Plan for the three months ended  March 31, 2026 is as follows:

	Stock Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balances—December 31, 2025	13,086,288	$11.87	6.99	$58,029
Granted	72,104	17.51
Exercised	(339,840)	5.14
Canceled	(1,699,202)	6.42
Balances—March 31, 2026	11,119,350	$12.95	6.39	$102,320
Exercisable—March 31, 2026	5,121,924	$13.84	4.48	$45,833

For the three months ended March 31, 2026, the Company granted 200,000 RSUs to employees with service-based vesting conditions and a weighted-average grant date fair value of $20.93. As of March 31, 2026, the Company had 200,000 RSUs outstanding.

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2026 and 2025 was $5.6 million and $0.7 million, respectively. Intrinsic values of options exercised are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock on the date of exercise. Intrinsic values of options outstanding are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock as of the reporting date.

For the three months ended March 31, 2026 and 2025, the weighted-average grant date fair value of options granted was $13.60 and $13.86, respectively.

The Company has granted stock options with service-based, performance-based, market-based, and both market-based and performance-based vesting conditions. The Company grants service-based options which vest and become exercisable, subject to the individual’s continued employment or service through the applicable vesting date. Service-based options can have various vesting schedules, most commonly new hire grants, which generally vest 25% per year starting upon the first anniversary of the grant.

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

Stock-Based Compensation Expense

Total stock-based compensation expense in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of product revenue	$44	$—
Research and development	1,758	2,762
Selling, general and administrative	110	2,919
Total stock-based compensation expense	$1,912	$5,681

As of March 31, 2026, not all of the performance conditions of the performance options are probable to be achieved. Stock-based compensation expense has only been recognized for those conditions that are assumed to be probable.

Total stock-based compensation expense by award type was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Service-based options	$2,692	$4,107
Market-based options	(907)	1,469
Restricted stock units	31	—
ESPP	96	105
Total stock-based compensation expense	$1,912	$5,681

As of March 31, 2026, the Company had a total of $24.5 million and $4.2 million of unrecognized stock-based compensation expense for service-based stock options and restricted stock units awards outstanding, which is expected to be recognized over a weighted average period of 5.2 years and 3.0 years, respectively.

As of March 31, 2026, the Company had a total of $5.6 million of unrecognized stock-based compensation expense for market-based stock options outstanding, which is expected to be recognized over a weighted average period of 1.9 years. Additionally, total unrecognized stock-based compensation expense related to performance-based and both market-based and performance-based stock options outstanding was $18.9 million, which is not expected to be recognized unless and until the conditions are probable of occurring.

The fair value of service-based stock options granted under the 2017 Plan and Inducement Plan and the shares available for purchase under the ESPP were determined using the Black-Scholes option pricing model on the grant date and modification date. The Company estimated the fair value of market-based stock options and both market and performance-based stock options using a Monte Carlo simulation model on the grant date.

The following summarizes the range of assumptions used in calculating the fair value of the awards with stock options grouped by valuation methodology:

Three Months Ended March 31,
	2026	2025
Service-Based Stock Options
Expected term (in years)	5.1 - 6.3	5.0 - 6.9
Expected volatility	93% - 95%	93% - 100%
Risk-free interest rate	3.7% - 3.8%	4.1% - 4.6%
Expected dividend yield	—	—
Market-Based, and Market and Performance-Based Stock Options
Expected term (in years)	—	5.5 - 8.9
Expected volatility	—	90%
Risk-free interest rate	—	4.4% - 4.6%
Expected dividend yield	—	—
ESPP
Expected term (in years)	0.5 - 1.0	0.5 - 1.0
Expected volatility	71.7% - 86.6%	98%
Risk-free interest rate	3.6% - 3.7%	4.1% - 4.3%
Expected dividend yield	—	—

Note 7. Net Loss per Share

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

The following outstanding equity instruments were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2026	2025
Warrants converted into common stock	193,481	208,744
Common stock options	11,119,350	13,493,432
Estimated shares issuable under the employee stock purchase plan	31,577	26,532
Restricted stock units	200,000	—
Total	11,544,408	13,728,708

Note 8. Segment Reporting

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

The table below shows a reconciliation of the Company’s net loss, including the significant expense categories regularly provided to and reviewed by the CODM, as computed under U.S. GAAP to the Company’s total net loss in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2026	2025
Product revenue	$401	$—

Adjusted cost of product revenue[1]	280	—
Cross platform research and engineering[2]	4,666	3,465
R&D manufacturing and engineering[3]	2,205	1,636
Clinical and regulatory[4]	3,027	1,530
General and administrative[5]	5,054	3,791
Sales and marketing[6]	2,154	1,659
Other segment items[7]	2,165	5,963
Total other income, net	(569)	(1,249)
Net loss	$(18,581)	$(16,795)

___________________

1. Adjusted cost of product revenue includes material costs, cash compensation costs, fees paid to consultants and outside service providers and organizations, and other expenses relating to manufacturing the Company’s commercial products. It does not include stock-based compensation, depreciation, amortization, IT and facilities costs - see descriptions of Other segment items in footnote 7 and General and administrative in footnote 5 below.

2. Cross platform research and engineering includes compensation costs, fees paid to consultants and outside service providers and organizations, prototype spending and other expenses relating to the acquisition, design and development of the Company’s clinical stage devices.

3. R&D manufacturing and engineering includes compensation costs, fees paid to consultants and outside service providers and organizations, and costs associated with the procurement of materials and the manufacturing of the Company’s clinical stage devices.

4. Clinical and regulatory includes compensation costs, fees paid to consultants and outside service providers and organizations, and costs associated with clinical trials and regulatory approvals required for the development of the Company’s clinical stage devices.

5. General and administrative includes compensation costs and fees paid to consultants and outside service providers and organizations in support of the administrative functions of the Company, including finance, legal, human resources, IT and facilities.

6. Sales and marketing includes compensation costs, fees paid to consultants and outside service providers and organizations, costs associated with marketing and sales strategy as well as execution of marketing and sales initiatives for the Company's products.

7. Other segment items includes stock-based compensation, depreciation and amortization.

As of March 31, 2026 and December 31, 2025, all of the Company’s long-lived assets are located in the United States.

Note 9. Subsequent Events

In April 2026, the Company granted in aggregate 1,000,000 stock options with an exercise price of $19.06 per share and 350,000 RSUs to an executive and one non-employee consultant. These stock options and RSUs contain service-based, performance-based, and both market-based and performance-based vesting conditions.

On May 11, 2026, the Company sold 675,233 shares of common stock in aggregate for net proceeds of approximately $12.9 million, after deducting underwriting discounts, commissions, and offering costs of approximately $0.4 million, pursuant to a sales agreement with TD Securities LLC under an at-the-market offering program to Mr. Robert Duggan, the majority stockholder and Co-Chairman of the Company, and Mr. Paul LaViolette, the Chief Executive Officer and Co-Chairman of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q and those in our Annual Report on Form 10-K, filed with the SEC on February 19, 2026.

Special Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements related to our expected business, new product introductions, results of clinical studies, expectations regarding regulatory clearance and the timing of FDA or non-U.S. filings or approvals including meetings with FDA or non-U.S. regulatory bodies, procedures and procedure adoption, future results of operations, future financial position, our ability to generate revenue, our financing plans and future capital requirements, anticipated costs of revenue, anticipated expenses, the effect of recent accounting pronouncements, our anticipated cash flows, our ability to finance operations from cash flows or otherwise, and statements based on current expectations, estimates, forecasts, and projections about the economies and markets in which we operate and intend to operate and our beliefs and assumptions regarding these economies and markets. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The “Risk Factors” section of this Quarterly Report includes a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein. We do not assume any obligation to update any forward-looking statements.

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

Overview

We are a novel ablation company committed to health innovation using our patented Nano-pulse Stimulation (“NPS”) technology, a revolutionary energy modality that delivers nanosecond-duration pulses of electrical energy, each less than a millionth of a second long, to nonthermally clear or kill targeted cells. NPS technology, also referred to as Nanosecond Pulsed-Field Ablation (“nsPFA”) technology when used to ablate cellular tissue, can be used to treat a variety of medical conditions for which an optimal solution remains unfulfilled. We developed our proprietary nPulse System (formerly known as CellFX), a novel nsPFA delivery platform, and commercialized the initial application of its nsPFA technology to treat benign lesions of the skin and in parallel, designed a variety of applicators, or disposables, to explore the potential use of the nPulse platform in other medical specialties. Based on our preclinical experience and the potential to significantly improve outcomes for patients in a large and growing market, we decided to focus our primary efforts on the use of nsPFA energy and the nPulse platform in the treatment of atrial fibrillation (“AF”), where approximately 1.9 million patients in the United States are diagnosed annually. This potentially represents a greater than $3.0 billion addressable market within electrophysiology alone combined with long-term double-digit growth. Additionally, we are also pursuing the treatment of atrial fibrillation via a surgical approach as well as select other markets where nsPFA technology could have a profound positive impact on healthcare for both patients and providers, such as surgical soft tissue ablation.

In March 2026, we announced a strategic realignment (“the 2026 Realignment”) to prioritize and accelerate the development of our nsPFA electrophysiology catheters and other cardiac devices for the treatment of AF. This initiative followed the release of our positive clinical data in February 2026 from our first in human feasibility study of our proprietary nPulse Cardiac Catheter System in patients with paroxysmal AF. In connection with the 2026 Realignment, we adjusted our capital allocation to prioritize the electrophysiology market development program and will reduce short term market development investments in cardiac surgery and reduce investments in sales and marketing for the Vybrance Percutaneous Electrode System to focus on additional market development.

Our Cardiac Program

Atrial fibrillation is a type of heart arrythmia, or irregular heartbeat, caused by faulty electrical signals in the heart. AF is a highly prevalent condition and is growing significantly with an ageing population. It is estimated that 43 million people worldwide are affected by AF. Treatment requires the precise and safe ablation of heart tissue to block or otherwise prevent these faulty electrical signals from causing the irregular heartbeat, and we believe nsPFA energy is uniquely suited to perform an integral role in the treatment of AF and that it will prove to be highly differentiated from other energy modalities in use today.

The results of preclinical and clinical testing of our most advanced nPulse cardiac products, namely our endocardial ablation catheter and surgical ablation clamp, have exceeded our expectations and initial data have been presented at physician and industry conferences. While these devices serve different physicians, the application of nsPFA energy to safely and effectively ablate cardiac tissue to treat AF are the same, and we believe there will be important synergies realized through their contemporaneous development. The Company’s cardiac endocardial ablation catheter and cardiac surgical ablation clamp both generate our proprietary nsPFA pulses of electrical energy. Recently, we initiated pivotal studies to test both these devices for the treatment of AF and we discuss each of these clinical-stage products in more detail below.

nPulse Cardiac Catheter System

Our nPulse Cardiac Catheter System is uniquely designed to provide a circumferential, or circular, ablation in a single treatment cycle. We believe this will enable faster treatment times compared to what is currently performed with thermal modalities, especially when ablating around the pulmonary veins, a common treatment approach for AF.

In recent years, Pulsed Field Ablation (“PFA”) has gained attention in electrophysiology for the treatment of AF because of its safety profile and speed. However, current clinical products employing PFA in AF treatment differ from nsPFA technology in that the pulse widths are longer, typically in the microsecond domain. We believe nsPFA technology, which delivers pulses of electrical energy that are each less than a millionth of a second long, can offer similar safety advantages as PFA and may provide improved efficacy advantages based on the circumferential design of our catheter and because it appears nsPFA technology can create deeper ablations. We believe these advantages will be important to electrophysiologists, so we are working with leaders in the field to develop this technology quickly.

Our proprietary catheter has been in development for several years and we have been working with leaders in the electrophysiology field to test the catheter in preclinical studies. After seeing encouraging preclinical results, in December 2023, we initiated a first-in-human clinical study in Prague, Czech Republic, to test our nPulse Cardiac Catheter System in patients with AF and both the acute data and initial remapping data from this study were compelling. We therefore expanded the initial clinical protocol in 2024 to include participation by two additional sites, including a clinical site in Rome, Italy, with Dr. Andrea Natale M.D., F.A.C.C., F.H.R.S., F.E.S.C., a world recognized leader in the electrophysiology field and the current Executive Director at the Texas Cardiac Arrhythmia Institute. To date, seven clinical investigators at these European sites, including Dr. Natale and Dr. Vivek Reddy, Director of Cardiac Arrhythmia Services at the Mount Sinai Fuster Heart Hospital in New York, have enrolled and treated more than 175 patients in this first-in-human study. In February 2026, at the AF Symposium, Dr. Reddy presented 6- and 12-month follow up data for the first 150 patients from this study. These data show 96% procedural success of evaluable patients at one year as well as early indications of the disruptive market potential for our nPulse catheter, such as total procedure times in the study of approximately 65 minutes per patient. This long-term data was further reinforced at the 2026 Heart Rhythm meeting with data from a total of 177 patients. The 5 second Cohort (n=141) showed 96.2% procedural success by 24-hour holter at one year in addition to 90% Kaplan-Meier estimated freedom from all atrial arrhythmias at one year.

Given the compelling data seen in the first-in-human study of our nPulse Cardiac Catheter, in 2025 we submitted an Investigational Device Exemption (IDE) application for review by the FDA to conduct a single-arm, multicenter, prospective study designed to demonstrate primary safety and effectiveness of the nsPFA Cardiac Catheter System for the treatment of recurrent drug-resistant symptomatic paroxysmal AF. In December 2025, the FDA approved our IDE submission, and the first patients were treated in April 2026 at St. Bernards Medical Center in Jonesboro, Arkansas, under the leadership of Devi Nair, MD, Principal Investigator of the Arrhythmia Research Group. This IDE study is expected to enroll up to 215 patients at up to 30 sites, including three sites outside the United States. We continue to believe we will need PMA approval from the FDA to market and sell our catheter in the United States. Upon PMA approval, we would expect to commercialize the nPulse Cardiac Catheter System in the United States specifically as a treatment for AF, potentially through one or more strategic partnerships with electrophysiology market leaders.

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

In August 2024, we initiated a first-in-human clinical feasibility study of the nPulse Cardiac Surgical System in Europe. To date, we have enrolled more than 60 patients in this feasibility study of the cardiac clamp, a multi-center study of AF in Europe. All of the patients in our first-in-human study have tolerated the procedure well and acute data have been encouraging. Thirty-four patients had ablation effectiveness and durability evaluated by electroanatomical mapping at approximately three months showing durable and consistent pulmonary vein isolation and posterior box isolation, achieved safely with rapid ablation times.

More recently, in September 2025, we received approval of our Investigational Device Exemption (IDE) to initiate our pivotal clinical trial of the cardiac surgical clamp and clinicians have commenced enrollment in the study. This single-arm prospective study is designed to demonstrate primary effectiveness of the nsPFA Cardiac Surgical System for the treatment of AF in concomitant surgical procedures. Up to twenty sites, including two outside the United States, are planned to enroll up to 136 patients. Upon PMA approval, we would expect to commercialize the nPulse Cardiac Surgical System in the United States specifically as a treatment for AF.

nPulse Vybrance Percutaneous Electrode System

Outside of our cardiac programs, our first product for soft tissue ablation in a surgical setting, the Vybrance Percutaneous Electrode System (the “Vybrance System” or the “Vybrance Percutaneous Electrode System”), consists of a disposable, percutaneous, needle electrode for use with our proprietary nPulse Console. This novel electrode is designed to harness and deliver the key advantages of nsPFA energy, enabling precise nonthermal removal of cellular tissue without inducing thermal necrosis.

After years of preclinical development and testing, in June 2023, we initiated a first-in-human study using our proprietary nsPFA-enabled percutaneous electrode for the treatment of benign thyroid nodules. This study was conducted by Professor Stefano Spiezia at the Ospedale del Mare in Naples, Italy, to help us better understand and confirm the mechanism of action and tissue response of nsPFA energy in internal organs such as the thyroid. Thirty study subjects were treated, all of whom tolerated the procedure well with no reported serious side effects. Ultrasound images post procedure showed treated portions of the benign thyroid nodules were mostly resorbed with no sign of scarring or fibrosis, which can be a side effect of other ablation modalities using thermal energies.

In parallel, in November 2023, we filed a premarket notification 510(k) with the FDA for clearance to commercialize our novel Vybrance System in the United States. In March 2024, we received FDA 510(k) clearance for our Vybrance System for use in the ablation of soft tissue in percutaneous and intraoperative surgical procedures. More recently, in August 2024, we received FDA 510(k) clearance for a second size of the percutaneous electrode needle, which we believe will provide our customers with an additional treatment option for their patients.

Since securing 510(k) clearance to market and sell the Vybrance System in the United States, we have engaged with experts in the field of soft tissue ablation to gather information to help shape our commercial endeavors. We initially placed our Vybrance System at sites in the United States under short-term evaluation or consulting agreements pursuant to which the sites have been performing initial patient treatments and evaluating the Vybrance System as well as providing valuable feedback and support. In the third quarter of 2025, we began entering into commercial agreements with a limited number of sites in the United States.

More recently, in September 2025, we commenced a clinical trial (PRECISE BTN) to generate clinical evidence to demonstrate the safety and effectiveness of this less-invasive thyroid-preserving procedure and support commercialization of the Vybrance System in the United States. In this study, benign thyroid nodule soft tissue ablation procedures will be performed on up to 100 patients at up to four sites, an expansion from the original design of 50 patients. Study endpoints evaluated during the follow-up timepoints will include safety, targeted nodule volume reduction, symptom reduction, and improvements in quality of life and cosmesis over various follow-up periods. We expect to pursue more clinical evidenced-based milestones in connection with further market development of our Vybrance System.

The nPulse Console

The nPulse Console is a tunable, software-enabled, console-based platform, designed to accommodate the clinical workflow preferred by physicians. The nPulse Console is configured to accept a variety of disposable applicators or electrodes across a range of clinical applications. In 2021, we received 510(k) clearance from the FDA for the nPulse System for dermatologic procedures requiring ablation and resurfacing of the skin and Conformité Européene (“CE”) marking approval, which allows for marketing of the system in the European Union (“EU”). However, in September 2022, we announced a shift in our focus from dermatology to cardiology and ceased all commercial sales efforts and marketing operations in dermatology, and in 2022 we stopped manufacturing new dermatologic treatment tips for the nPulse System. The nPulse Console is being used for our current efforts in the treatment of AF and as part of the Vybrance Percutaneous Electrode System.

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

On May 11, 2026, we sold 675,233 shares of common stock in aggregate for net proceeds of approximately $12.9 million, after deducting underwriting discounts, commissions, and offering costs of approximately $0.4 million, pursuant to a sales agreement with TD Securities LLC under an at-the-market offering program to Mr. Robert Duggan, our majority stockholder and Co-Chairman, and Mr. Paul LaViolette, our Chief Executive Officer and Co-Chairman.

Critical Accounting Policies and Estimates

Our condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities, and equity and the amount of revenues and expenses, which are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K filed with the SEC on February 19, 2026. During the three months ended March 31, 2026, we modified the stock-based compensation policy as a result of granting restricted stock units, which was a new type of stock award issued by the Company. We continue to believe that the assumptions and estimates associated with our most critical accounting policies are those relating to revenue recognition, stock-based compensation, and accrued research and development expenses. Our significant accounting policies are more fully described in Note 2 to our condensed financial statements appearing elsewhere in this Quarterly Report on 10-Q. Additionally, the modified stock-based compensation policy is described as follows:

Stock-Based Compensation

Our stock-based compensation programs include stock options, restricted sock units (RSUs), and an employee stock purchase program. We periodically issue stock options and RSUs to officers, directors, employees, and consultants for their services to the Company. Such issuances vest and expire according to terms established at the issuance date. In general, stock options granted to officers, directors and employees are recognized in the financial statements based on their grant date fair values, which are estimated using the Black-Scholes option-pricing model or Monte Carlo simulation model. The grant date fair value of RSUs is estimated based on the closing stock price of our common stock on the date of grant. We account for forfeitures as they occur. We have granted stock options with service-based, performance-based, market-based, and both market-based and performance-based vesting conditions and granted RSUs with service-based vesting conditions.

For stock options with service-based and performance-based vesting conditions, the grant date fair value of each grant is determined using the Black-Scholes option pricing model which requires a number of assumptions. Each of these assumptions is subjective and generally requires significant judgment and estimation by management.

Expected Term - Our expected term represents the period that our stock-based awards are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term).

Expected Volatility - The computation of expected volatility is based on a calculation using the historical volatility of our common stock.

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

Stock-based compensation expense for stock awards with service-based vesting conditions is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. For stock awards with performance-based vesting conditions, compensation expense is not recognized until it is probable that the performance-based vesting condition will be achieved. The analysis to determine such probability involves estimates and judgements from management related to certain financial measures and achievements of strategic and operational milestones, which involves inherent risk and uncertainty regarding the future outcomes of the milestones. If actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation expense that could be material.

For stock awards with market-based vesting conditions, the conditions relate to the achievement of certain market capitalization targets of the Company. Using a Monte Carlo simulation model, we estimated the fair value of the market-based awards on the grant date or modification date, with the associated stock-based compensation expense recognized over the requisite service period. The requisite service period is the service period derived from the Monte Carlo simulation model. If the market capitalization targets are met sooner than the derived service period, the recognition of stock-based compensation expense will accelerate to reflect the cumulative expense associated with the vested shares.

For stock awards with both market-based and performance-based vesting conditions, the vesting conditions relate to both the achievement of certain market capitalization targets of the Company, as well as the achievement of certain revenue and margin metrics. Using a Monte Carlo simulation model, we estimated the fair value of the market-based options on the grant date, along with a derived service period. Compensation expense for the awards is recognized over the requisite service period, which is the longer of the service period derived from the Monte Carlo simulation model or the implicit service period (the period when the performance condition is expected to be met). Compensation expense is recognized only once it becomes probable that the associated performance condition will be achieved and the employee is expected to render the requisite service. Once these criteria are met, we will recognize expense using the accelerated attribution method over the requisite service period. If, at any point, the performance condition is no longer probable of being achieved or the employee is no longer expected to complete the requisite service period, any previously recognized expense will be reversed. Additionally, if both the market and performance conditions are satisfied before the end of the requisite service period, any remaining unrecognized expense will be recognized immediately, provided that the employee is still providing service.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

Our condensed consolidated statements of operations as discussed herein are presented below:

	Three Months Ended March 31,
(in thousands)	2026	2025	$ Change
Revenue:
Product revenue	$401	$—	$401

Cost and expenses:
Cost of product revenue	370	—	370
Research and development	12,590	10,313	2,277
Selling, general and administrative	6,591	7,731	(1,140)
Total cost and expenses	19,551	18,044	1,507
Loss from operations	(19,150)	(18,044)	(1,106)

Other income (expense):
Interest income	593	1,255	(662)
Other expense	(24)	(6)	(18)
Total other income	569	1,249	(680)
Net loss	$(18,581)	$(16,795)	$(1,786)

Revenue

Product revenue was $0.4 million for the three months ended March 31, 2026. There was no revenue for the three months ended March 31, 2025. The total revenue generated was in connection with the limited market release commercial sales of the Vybrance Percutaneous Electrode System, with the first commercial sale occurring in the third quarter of 2025.

Cost of Product Revenue

Cost of product revenue was $0.4 million for the three months ended March 31, 2026. There was no cost of product revenue for the three months ended March 31, 2025.

Research and Development

Research and development expenses consist of compensation and other employee-related expenses for research and development personnel, clinical trials and consulting costs related to the design, development and enhancement of our potential future products, prototype material and devices.

Research and development expenses increased by $2.3 million to $12.6 million for the three months ended March 31, 2026, compared to $10.3 million for the three months ended March 31, 2025. The increase was primarily driven by higher expenses of $1.8 million in paid services and external research and $1.5 million in compensation and other employee-related expenses, partially offset by a decrease of $1.0 million in stock-based compensation resulting from forfeitures for an executive departure.

Selling, General and Administrative

Selling, general and administrative expenses consist of compensation and other employee-related expenses for sales, marketing, executives, finance, legal, human resources, information technology, and administrative personnel, professional fees, patent fees and costs, insurance costs and other general corporate expenses.

Selling, general and administrative expenses decreased by $1.1 million to $6.6 million for the three months ended March 31, 2026, compared to $7.7 million for the three months ended March 31, 2025. The decrease was primarily driven by a reduction of $2.8 million in stock-based compensation resulting from forfeitures for an executive departure, partially offset by increases of $0.9 million in compensation and other employee-related expenses, and $0.6 million related to a legal settlement recognized in early 2025.

Interest Income

Interest income decreased by $0.7 million to $0.6 million for the three months ended March 31, 2026, compared to $1.3 million for the three months ended March 31, 2025, driven by lower invested capital and decreasing yield rates.

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

On May 11, 2026, we sold 675,233 shares of common stock in aggregate for net proceeds of approximately $12.9 million, after deducting discounts, commissions, and offering costs, pursuant to a sales agreement with TD Securities LLC under an at-the-market offering program, to Mr. Robert Duggan, our majority stockholder and Co-Chairman, and Mr. Paul LaViolette, our Chief Executive Officer and Co-Chairman (the “May 2026 ATM Sale”).

As of March 31, 2026, we had cash and cash equivalents of $68.3 million. We believe that our existing financial resources combined with net proceeds received from the May 2026 ATM Sale are sufficient to fund our projected operating requirements for at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q. However, we plan to raise additional capital in the near future. These expectations are based on our current operating and financing plans which are subject to change. The source, timing and availability of any future financing will depend largely upon market conditions and perceived progress in the Company’s commercialization efforts, on-going product development initiatives, as well as future clinical and regulatory developments concerning the nPulse System and our other NPS-based technologies. There can be no assurance, however, that any additional financing or any revenue-generating collaboration will be available when needed or that we will be able to obtain financing or enter into a collaboration on terms acceptable to us. Lack of necessary funds may require us to, among other things, delay, scale back or eliminate some or all of our commercial activities, reduce headcount, trim research and product development programs, discontinue clinical trials, stop all or some of our manufacturing operations, defer capital expenditures, deregister from being a publicly traded company and delist from Nasdaq, or license our potential products or technologies to third parties, possibly on terms that cannot sustain our current business. In addition, global economic instability caused by armed conflicts, tariffs and interest rates, together with other market factors, could have an adverse impact on potential sources of future financing.

In 2024, we executed our 2024 Rights Offering. The 2024 Rights Offering resulted in the sale of six million 2024 Units, at a price of $10.00 per 2024 Unit. Each 2024 Unit consisted of one share of our common stock, par value $0.001 per share, and two warrants, each being a warrant to purchase one-half of one share of common stock. The common stock and warrants comprising the 2024 Units separated upon the closing of the 2024 Rights Offering and were issued individually. Upon the closing of the offering, we issued a total of 5,999,998 shares of common stock and warrants to acquire up to approximately an additional six million shares of common stock, at an exercise price of $11 per whole share, and we received aggregate gross proceeds of $60 million. Robert W. Duggan, the Company’s majority stockholder and Co-Chairman, purchased approximately 88% of the units offered through the 2024 Rights Offering. Half of the warrants issued in the rights offering were redeemable by us if our volume-weighted average price ("VWAP") exceeded 150% of the exercise price, or $16.50, for twenty consecutive trading days. In December 2024, we delivered an irrevocable notice of redemption to redeem this first tranche of common stock warrants because the VWAP of our common stock over the twenty consecutive trading days before the notice was $18.85. Then, in February 2025, we redeemed 18,221 warrants, specifically the ones subject to the 150% redemption feature, on the announced redemption date. The other half of the warrants issued in the 2024 Rights Offering are redeemable by us if our VWAP exceeds 200% of the exercise price, or $22.00, for twenty consecutive trading days. As of March 31, 2026, there were no outstanding 2024 Rights Offering Warrants subject to the 150% redemption feature and there were 386,963 outstanding 2024 Rights Offering Warrants subject to the 200% redemption feature, entitling holders to purchase up to approximately 193,481 shares of common stock. For the three months ended March 31, 2026 and 2025, we have received gross proceeds of $0.1 million and $14.1 million, respectively, from exercises of the 2024 Rights Offering Warrants. Cumulatively, as of March 31, 2026, we have received total gross proceeds of $63.7 million from exercises of the 2024 Rights Offering Warrants.

Furthermore, from time to time, we may raise additional equity or debt capital through private offerings of securities or through registered offerings of securities, such as offerings of debt or equity off of a shelf registration statement, including “at-the-market” offerings of common stock. In April 2024, we filed a shelf registration statement on Form S-3 with the SEC, which the SEC declared effective on April 8, 2024, and after which we filed a Form S-3MEF to increase the shelf by 20%. Through this shelf registration statement we may, from time to time, sell up to an aggregate of $60 million worth of our common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, purchase contracts, or units, of which shelf approximately $46.7 million remains available for sale as of the filing date of this Quarterly Report on Form 10-Q. Under this shelf registration statement, in July 2024, we established an at-the-market offering program with Canaccord Genuity LLC and Needham & Company, LLC, as sales agents, in the amount of up to $60 million. However, in February 2026, we terminated this ATM program and instead entered into an at-the-market offering program with TD Securities LLC, as sales agent, in the amount of up to $60 million, of which approximately $46.7 million remains available as of the filing date of this Quarterly Report on Form 10-Q. In February 2026, we also filed a shelf registration statement on Form S-3 with the SEC, which the SEC declared effective on February 27, 2026. Through this shelf registration statement, we may, from time to time, sell up to an aggregate of $200 million worth of our common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, purchase contracts, or units, of which $200 million remains available for sale as of the filing date of this Quarterly Report on Form 10-Q. To the extent we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to our stockholders.

Summary of Cash Flows

Our condensed consolidated statements of cash flows as discussed herein are presented below:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash and cash equivalents (used in) provided by:
Operating activities	$(14,595)	$(13,521)
Investing activities	(33)	(45)
Financing activities	2,212	14,807
Net (decrease) increase in cash and cash equivalents	$(12,416)	$1,241

Operating Activities

For the three months ended March 31, 2026, net cash used in operating activities was $14.6 million, which consisted of a net loss of $18.6 million, partially offset by a net change of $2.8 million in non-cash changes and a net change of $1.2 million in net operating assets and liabilities. Non-cash charges consisted of stock-based compensation of $1.9 million, lease expense of $0.3 million, write-off of deferred issuance costs of $0.3 million related to the terminated at-the-market offering program in February 2026, and depreciation and amortization of $0.3 million. The net change in our operating assets and liabilities was primarily due to a net increase in liabilities of $1.3 million.

For the three months ended March 31, 2025, net cash used in operating activities was $13.5 million, which consisted of a net loss of $16.8 million and a net change of $3.0 million in net operating assets and liabilities, partially offset by $6.2 million in non-cash changes. The net change in our operating assets and liabilities was primarily due to a net decrease in liabilities of $2.7 million. Non-cash charges consisted of stock-based compensation of $5.7 million, lease expense of $0.3 million, and depreciation and amortization of $0.3 million.

Investing Activities

For the three months ended March 31, 2026, cash used in investing activities was less than $0.1 million, which was for the purchase of property and equipment.

For the three months ended March 31, 2025, cash used in investing activities was less than $0.1 million, which was for the purchase of property and equipment.

Financing Activities

For the three months ended March 31, 2026, cash provided by financing activities was $2.2 million, which comprised of $1.7 million of proceeds from the exercise of stock options, $0.5 million of proceeds from the issuance of common stock under our employee stock purchase plan, and $0.1 million of proceeds from the exercise of common stock warrants, partially offset by $0.1 million of deferred issuance costs paid in relation to registration statements.

For the three months ended March 31, 2025, cash provided by financing activities was $14.8 million, primarily due to $14.1 million of proceeds from the exercise of common stock warrants, $0.4 million of proceeds from issuance of common stock under employee stock purchase plan, and $0.4 million of proceeds from the exercise of stock options.

Contractual Obligations

There have been no material changes outside the ordinary course of our business to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Off-Balance-Sheet Arrangements

As of March 31, 2026, we did not have any transactions, obligations or relationships that constitute off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2025. We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates. We do not hold financial instruments for trading purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive and principal financial officers, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective (a) to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (b) to include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act, as amended, that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

To date, we have not generated significant revenue, and we have historically relied on financing from the sale of equity securities and loans to fund our operations. We expect that our future financial results will depend primarily on our success in launching, selling, and supporting our therapies and procedures using our NPS technology. We expect to expend significant resources on hiring of personnel, continued scientific and product research and development, potential product testing and preclinical and clinical investigation, intellectual property development and prosecution, capital expenditures, working capital, selling, general and administrative expenses, and fees and expenses associated with our capital raising efforts. We expect to incur costs and expenses related to consulting costs, laboratory development costs, hiring of scientists, engineers, sales representatives, and other operational personnel, and the continued development of relationships with potential partners. We are incurring significant operating losses, we expect to continue to incur additional losses for at least the next several years, and we cannot assure you that we will generate substantial revenue or be profitable in the future. We can give no assurances that any future products will be cleared or approved or become commercially viable or accepted for use. Even with commercially viable applications of our technology, which may include licensing, we may never recover our research and development expenses.

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

Any future indebtedness could impose on us restrictive covenants, including further limitations on our ability to incur additional debt, limitations on our ability to issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. Also, in the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish, or license to a third party on unfavorable terms, our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves or reserve certain opportunities for future potential arrangements when we might otherwise be able to achieve more favorable terms. In addition, we may elect to work with a partner on one or more of our products or market development programs, which could lower the economic value of those programs to us.

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

In 2025 we began marketing the Vybrance Percutaneous Electrode System primarily to Otolaryngologists, Endocrine Surgeons, and Interventional Radiologists (“surgeons”) who have so far been slow to adopt our Vybrance System potentially for a variety of reasons, such as:

●	lack of experience with our products;

●	lack of adequate reimbursement of patient costs or lack of evidence showing that procedures using our devices are reimbursable by third party payers;

●	lack of conviction regarding evidence supporting cost benefits or cost effectiveness of our products over existing alternatives;

●	lack of clinical data showing longer-term patient benefits; and

●	perceived liability risks generally associated with the use of new products and procedures.

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

The medical technology, medical device, biotechnology, and pharmaceutical industries are characterized by intense and dynamic competition to develop new technologies and proprietary therapies. We face competition from several sources, such as pharmaceutical companies, medical device companies, generic drug companies, biotechnology companies, and academic and research institutions. Notably, all our medical products and products under development are for applications that are constantly under pressure from intense competition from rapidly evolving companies and new scientific discoveries. We compete against well-established incumbent medical device companies that already offer a wide range of commercial products to cardiac surgeons, cardiologists, electrophysiologists, oncologists, interventional radiologists, and others, including products for minimally invasive procedures. For example, Abbott Laboratories, AtriCure, Inc., Boston Scientific Corporation, Johnson & Johnson (Biosense Webster), Medtronic plc, and several other companies all sell ablation-based surgical, minimally invasive, and catheter-based medical devices for the treatment of heart arrhythmias, including AF, as well as products for soft tissue ablation, which could be used to surgically ablate benign thyroid nodules. Additionally, many of these companies are also actively developing or already have microsecond PFA (micro-PFA) products for the treatment of AF. All of these companies currently have greater financial, technical, research, and/or other resources than we do and have larger and more established manufacturing capabilities and marketing, sales, and support functions, as well as broader and deeper customer relationships.

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

Additionally, the market for the treatment of benign thyroid nodules is characterized by competition from established surgical procedures and minimally invasive thermal therapies. We compete primarily against the traditional surgical standard of care, including thyroid lobectomy and total thyroidectomy, as well as providers of thermal ablation technologies, most notably radiofrequency ablation (“RFA”) and microwave ablation (“MWA”). For example, thermal ablation companies such as STARMED (a subsidiary of TaeWoong Medical), Cambridge Medical, and Merit Medical Systems, Inc. all market RFA systems specifically designed for the treatment of thyroid nodules. These companies have longer histories in the market than we do, providing them with more established clinical track records, larger installed bases of equipment, and more mature sales and support functions. We will find ourselves in competition with the existing surgical standard of care as well as these companies, which may have competitive advantages over us, such as:

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

Our future success in this market will depend on our ability to differentiate our nPulse technology from these incumbent treatments. Until recently, surgery was the primary option for symptomatic benign thyroid nodules, but the adoption of thermal modalities like RFA has begun to change the landscape. However, thermal ablation relies on heat to destroy tissue, which presents inherent risks of collateral damage to critical structures near the thyroid, such as the recurrent laryngeal nerve, trachea, esophagus, and the carotid artery. We seek to establish nPulse technology as a competitive alternative to both surgical intervention and thermal ablation. While our clinical data suggests that our minimally invasive nonthermal solution should eliminate the need for surgical or thermal interventions for many patients, research and development by others may render our technology obsolete or lead to the development of other minimally-invasive therapies that are superior to our own.

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

We are highly dependent upon the principal members of our management team, including our Chief Executive Officer, Paul LaViolette, our Chief Financial Officer, Jon Skinner, our Chief Operating Officer, Liane Teplitsky, and our Chief Technology Officer, Darrin Uecker, and members of our scientific and engineering teams. These persons have significant experience and knowledge with sub-microsecond pulsed electric fields and more broadly in life sciences and medical technologies. The loss of any team member could impair our ability to design, identify, and develop new intellectual property and new scientific or product ideas. The loss of any key employee, the failure of any key employee to perform in their current position, or our inability to attract and retain skilled employees could result in our inability to continue to grow our business or to implement our business strategy. We compete for qualified management and scientific personnel with other life science companies, academic institutions, and research institutions. Our employees could leave our Company with little or no prior notice. They are free to work for a competitor. If one or more of our senior executives or other key personnel were unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and other senior management may be required to divert attention from other aspects of the business. In addition, we do not have “key person” life insurance policies covering any member of our management team or other key personnel. The loss of any of these individuals or any inability to attract or retain qualified personnel, including scientists, engineers, and others, could prevent us from pursuing collaborations and materially and adversely affect our product development and commercialization efforts, business growth prospects, results of operations, and financial condition.

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

Successfully commercializing medical devices such as ours is a complex and uncertain process. We began marketing and selling the nPulse System in the United States, Canada, and certain limited European markets in late 2021 to dermatologists through a limited direct sales force. In January 2022, we established an operating company in the Netherlands to further enhance our operations in Europe. However, in 2022 and 2023, we eliminated all of our full-time sales and marketing positions and, as of March 31, 2026, we had no international sales force and very few employees in the Unites States with sales and marketing experience. We have only just recently begun to market and sell our Vybrance Percutaneous Electrode System. We therefore have had limited experience marketing and selling the nPulse System and our revenue and cash flows have been limited, volatile and difficult to predict.

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

We depend on our information technology systems for the efficient functioning of our business, including the manufacture, distribution and maintenance of our products, as well as for accounting, data storage, compliance, purchasing, inventory management, and other related functions. We do not have redundant information technology in all aspects of our systems at this time. Despite the implementation of security and back-up measures, our information technology systems as well as those of our third-party partners, consultants, contractors, suppliers, and service providers, may be vulnerable to attack, damage and interruption from physical or electronic break-ins, accidental or intentional exposure of our data by employees or others with authorized access to our networks, computer viruses, malware, ransomware, malicious code, phishing attacks and other social engineering schemes, denial or degradation of service attacks, attacks by sophisticated nation-state and nation-state-supported actors, supply chain attacks, natural disasters, terrorism, war, telecommunication and electrical failure, denial of service, and other cyberattacks or disruptive incidents that could result in unauthorized access to, use or disclosure of, corruption of, or loss or destruction of sensitive, and/or proprietary data, including health-related and other personal information. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack. Cyber threats may be generic, or they may be custom-crafted against our information systems. Over the past few years, cyber-attacks have become more prevalent and much harder to detect and defend against, and the risks appear to be worsening quickly as advances in artificial intelligence, such as Anthropic’s Claude Mythos, are quickly obsoleting certain protections previously available to us. Cyber threats are constantly evolving, are becoming more sophisticated and are being made by groups and individuals with a wide range of expertise and motives, and this increases the difficulty of detecting and successfully defending against them.

In the ordinary course of our business, we (and third parties upon whom we rely) may collect, receive, store, use, transfer, make accessible, protect, secure, dispose of, transmit, disclose or otherwise process proprietary, confidential and sensitive information, including personal data, such as health-related data and participant study related data, intellectual property, and trade secrets (collectively, “sensitive data”). We may share or receive sensitive data with or from third parties whose information security measures may not be adequate. In particular, the COVID-19 pandemic caused us to modify our information technology practices, such as by allowing most of our employees to work remotely, on a full-time basis or from time to time, which increases the risk of data breaches. Additionally, the prevalent use of mobile devices that access our sensitive data increases the risk of data breaches. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world, including countries that engage in state-sponsored cyber attacks. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

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

A majority percentage of our outstanding stock is held by Robert W. Duggan, Co-Chairman of our Board, who beneficially owns approximately 72% of our common stock outstanding as of March 31, 2026. As a result, Mr. Duggan has control over corporate actions requiring stockholder approval, including the following actions:

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

Robert W. Duggan is our Co-Chairman, and he beneficially owns approximately 72% of our common stock outstanding as of March 31, 2026. In addition, Mr. Duggan is not subject to any contractual restrictions on his ability to acquire additional shares of common stock, and any such purchases, including purchases of equity securities in connection with any rights offerings or any alternative equity or equity-linked offering that we may conduct, could result in his acquisition of a majority of our common stock. As a result of Mr. Duggan’s controlling ownership and position as Co-Chairman, others may be less inclined to pursue an acquisition of us and therefore we may not have the opportunity to be acquired in a transaction that stockholders might otherwise deem favorable, including transactions in which our stockholders might realize a substantial premium for their shares. In addition, public speculation regarding Mr. Duggan, as well as our relationship with Mr. Duggan, could cause our stock price to fluctuate.

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

The global financial markets and economy may also be adversely affected by the current or anticipated impact of military conflict, such as the ongoing Russian-Ukrainian war, the war on terrorism, and intensifying hostilities in the Middle East, as well as other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the Russian-Ukrainian war, as well as intensifying trade disruptions resulting from the armed conflict between the United States and Iran, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2026, we completed no unregistered sale of our securities.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

PULSE BIOSCIENCES, INC.

Date: May 14, 2026	By:	/s/ Paul A. LaViolette
Paul A. LaViolette
President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Jon Skinner
Jon Skinner
Chief Financial Officer (Principal Financial Officer)

Date: May 14, 2026	By:	/s/ Steven Weber
Steven Weber
VP of Accounting and Global Corporate Controller (Principal Accounting Officer)