Form 10-Q
period 2026-06-30
PULSE BIOSCIENCES, INC.
filed 2026-08-06
CIK 1625101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of the registrant’s common stock outstanding as of July 31, 2026 was 71,322,607.

PULSE BIOSCIENCES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2026

“Pulse Biosciences,” the Pulse logos and other trademarks or service marks that we use in connection with the operation of our business appearing in this quarterly report on Form 10-Q (this “Quarterly Report”), including nPulse, Vybrance, CellFX, Nano-pulse Stimulation, nsPFA, nano-PFA, and NPS, are the property of Pulse Biosciences, Inc. Solely for your convenience, some of our trademarks and trade names referred to in this Quarterly Report are listed without the ® and TM symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks and trade names. Also, this Quarterly Report may contain additional trade names, trademarks or service marks of others, which are the property of their respective owners. We do not intend our use or display of any other company’s trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any of these other companies.

Unless expressly indicated or the context requires otherwise, the terms “Pulse,” “Company,” “we,” “us,” and “our,” in this document refer to Pulse Biosciences, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PULSE BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$101,620	$80,735
Accounts receivable, net	122	274
Inventory	236	136
Prepaid expenses and other current assets	3,722	2,276
Total current assets	105,700	83,421

Property and equipment, net	1,063	1,051
Intangible assets, net	222	575
Goodwill	2,791	2,791
Right-of-use assets	5,385	6,010
Other assets	403	691
Total assets	$115,564	$94,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,832	$2,777
Accrued liabilities	6,460	3,576
Lease liability, current	1,686	1,570
Total current liabilities	10,978	7,923

Lease liability, less current portion	5,086	5,960
Total liabilities	16,064	13,883

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized – 50,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized – 500,000,000 shares; issued and outstanding – 70,799,962 shares and 67,839,689 shares as of June 30, 2026 and December 31, 2025, respectively	71	68
Additional paid-in capital	605,948	543,869
Accumulated deficit	(506,519)	(463,281)
Total stockholders’ equity	99,500	80,656
Total liabilities and stockholders’ equity	$115,564	$94,539

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Product revenue	$434	$—	$835	$—

Cost and expenses:
Cost of product revenue	273	—	643	—
Research and development	16,976	12,088	29,566	22,401
Selling, general and administrative	8,457	8,187	15,048	15,918
Total cost and expenses	25,706	20,275	45,257	38,319
Loss from operations	(25,272)	(20,275)	(44,422)	(38,319)

Other income (expense):
Interest income	600	1,129	1,193	2,384
Other income (expense)	15	(22)	(9)	(28)
Total other income	615	1,107	1,184	2,356
Net loss	(24,657)	(19,168)	(43,238)	(35,963)
Comprehensive loss	$(24,657)	$(19,168)	$(43,238)	$(35,963)

Net loss per share, basic and diluted	$(0.36)	$(0.28)	$(0.63)	$(0.54)
Weighted average common shares outstanding, basic and diluted	69,200,020	67,275,608	68,600,623	67,201,198

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance—December 31, 2025	67,839,689	$68	$543,869	$(463,281)	$80,656
Issuance of common stock upon exercise of warrants, net of issuance costs	9,321	—	100	—	100
Issuance of common stock upon exercise of stock options	339,840	—	1,746	—	1,746
Issuance of common stock under employee stock purchase plan	36,217	—	465	—	465
Stock-based compensation expense	—	—	1,912	—	1,912
Net loss	—	—	—	(18,581)	(18,581)
Balance—March 31, 2026	68,225,067	$68	$548,092	$(481,862)	$66,298
Issuance of common stock under at-the-market offering program, net of issuance costs	1,919,821	2	46,848	—	46,850
Issuance of common stock upon exercise of warrants, net of issuance costs	43,243	—	476	—	476
Issuance of common stock upon exercise of stock options	611,831	1	5,559	—	5,560
Stock-based compensation expense	—	—	4,973	—	4,973
Net loss	—	—	—	(24,657)	(24,657)
Balance—June 30, 2026	70,799,962	$71	$605,948	$(506,519)	$99,500

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance—December 31, 2024	65,925,503	$66	$505,296	$(390,500)	$114,862
Issuance of common stock upon exercise of warrants, net of issuance costs	1,271,453	1	13,971	—	13,972
Issuance of common stock upon exercise of stock options	51,000	—	380	—	380
Issuance of common stock under employee stock purchase plan	25,844	—	352	—	352
Stock-based compensation expense	—	—	5,681	—	5,681
Net loss	—	—	—	(16,795)	(16,795)
Balance—March 31, 2025	67,273,800	$67	$525,680	$(407,295)	$118,452
Issuance of common stock upon exercise of warrants, net of issuance costs	332	—	2	—	2
Issuance of common stock upon exercise of stock options	3,750	—	12	—	12
Stock-based compensation expense	—	—	5,189	—	5,189
Net loss	—	—	—	(19,168)	(19,168)
Balance—June 30, 2025	67,277,882	$67	$530,883	$(426,463)	$104,487

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(43,238)	$(35,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	176	223
Amortization of intangible assets	333	333
Stock-based compensation	6,885	10,870
Non-cash lease expense	625	556
Write-off of deferred issuance costs	281	—
Other	74	—
Changes in operating assets and liabilities:
Accounts receivable	98	—
Inventory	(100)	(51)
Prepaid expenses and other current assets	(562)	(437)
Other non-current assets	7	—
Accounts payable	(9)	1,044
Accrued liabilities	2,884	(2,250)
Lease liabilities, net	(758)	(653)
Net cash used in operating activities	(33,304)	(26,328)

Cash flows from investing activities:
Purchases of property and equipment	(123)	(148)
Purchases of intangible assets	—	(20)
Net cash used in investing activities	(123)	(168)

Cash flows from financing activities:
Proceeds from issuance of common stock under at-the-market offering program, net of issuance costs	46,392	—
Proceeds from exercises of stock options	7,286	392
Proceeds from exercises of warrants, net of issuance costs	169	14,063
Proceeds from issuance of common stock under employee stock purchase plan	465	352
Net cash provided by financing activities	54,312	14,807
Net increase (decrease) in cash and cash equivalents	20,885	(11,689)

Cash and cash equivalents at beginning of period	80,735	118,038
Cash and cash equivalents at end of period	$101,620	$106,349

Supplemental disclosure of noncash investing and financing activities:
Proceeds from exercise of warrants and stock options not yet received	$471	$4
Proceeds from issuance of common stock under at-the-market offering program not yet received	$458	$—
Unpaid amounts related to purchase of equipment	$73	$24
Unpaid warrant issuance costs	$1	$1

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

The Company is incorporated in the State of Delaware. It is located in Hayward, California. The Company maintains its website at www.pulsebiosciences.com where general information about the Company is available.

Liquidity and Capital Resources

The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $506.5 million as of June 30, 2026. As of June 30, 2026, the Company had cash and cash equivalents of $101.6 million. The Company believes that the existing financial resources are sufficient to continue operating activities for at least one year past the issuance date of these condensed consolidated financial statements.

The Company has historically financed its operations primarily through the sale of common stock and debt. To date, the Company has generated limited revenue from product sales and has incurred significant operating losses in each year since inception. The Company may continue to incur additional losses for the next several years.

While the Company has been able to raise multiple rounds of financing and sell shares pursuant to its at-the-market program, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to raise sufficient capital when needed or generate sufficient cash flow from operations would impact the ability to pursue business strategies and could require the Company to delay, scale back or discontinue one or more product development programs, or other aspects of the Company’s business objectives.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the Company’s  December 31, 2025 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The condensed consolidated financial statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) and, as permitted by such rules and regulations, omit certain information and footnote disclosures necessary to present the financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The condensed consolidated balance sheet as of  December 31, 2025 was derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended  December 31, 2025. The results of operations for the six months ended  June 30, 2026, are not necessarily indicative of the results to be expected for the entire year or any future periods.

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

Level 1 – Observable inputs, such as quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs which reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

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

Accounts Receivable

Accounts receivable are recorded at invoice value, net of any allowance for credit losses. The allowance for credit losses is based on the Company’s assessment of the collectability of customer accounts. The Company’s expected loss allowance methodology for receivables considers factors such as historical collection experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. Any amounts deemed uncollectible are written off against the allowance for credit losses. The Company’s allowance for credit losses was $0.1 million as of June 30, 2026. There was no allowance for credit losses as of December 31, 2025.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, consisting of property and equipment and intangible assets, for impairment during each fiscal year or when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. During the three and six months ended June 30, 2026, the Company identified an immaterial impairment loss of less than $0.1 million on an intangible asset. The Company concluded that the remaining long-lived assets did not have any indicators of impairment as of June 30, 2026. There were no impairment losses recognized in the other periods presented.

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

Stock-Based Compensation

The Company’s stock-based compensation programs include stock options, restricted stock units (RSUs), and an employee stock purchase program. The Company periodically issues stock options and RSUs to officers, directors, employees, and consultants for services rendered. Such issuances vest and expire according to terms established at the issuance date. In general, stock options granted to officers, directors and employees are recognized in the financial statements based on their grant date fair values, which are estimated using the Black-Scholes option-pricing model or the Monte Carlo simulation model. The grant date fair value of RSUs is estimated based on the closing stock price of the Company’s common stock on the date of grant. The Company accounts for forfeitures as they occur. The Company has granted stock options with service-based, performance-based, market-based, and both market-based and performance-based vesting conditions and granted RSUs with service-based and performance-based vesting conditions.

For stock options with service-based and performance-based vesting conditions, the grant date fair value of each grant is determined using the Black-Scholes option pricing model which requires a number of assumptions. Each of these assumptions is subjective and generally requires significant judgment and estimation by management.

Expected Term – The Company’s expected term represents the period that the Company’s stock awards are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term).

Expected Volatility – The computation of expected volatility is based on a calculation using the historical volatility of the Company’s common stock.

Risk-Free Interest Rate – The risk-free interest rate is based on the Treasury Constant Maturities as provided by the Federal Reserve in effect at the time of grant for periods corresponding with the expected term of the option.

Expected Dividend – The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

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

For stock awards with both market-based and performance-based vesting conditions, the conditions relate to both the achievement of certain market capitalization targets of the Company, as well as the achievement of certain revenue and/or margin metrics. Using a Monte Carlo simulation model, the Company estimates the fair value of the market-based options on the grant date, along with a derived service period. Compensation expense for the awards is recognized over the requisite service period, which is the longer of the service period derived from the Monte Carlo simulation model or the implicit service period (the period when the performance condition is expected to be met). Compensation expense is recognized only once it becomes probable that the associated performance condition will be achieved and the employee is expected to render the requisite service. Once these criteria are met, the Company will recognize expense using the accelerated attribution method over the requisite service period. If, at any point, the performance condition is no longer probable of being achieved or the employee is no longer expected to complete the requisite service period, any previously recognized expense will be reversed. Additionally, if both the market and performance conditions are satisfied before the end of the requisite service period, any remaining unrecognized expense will be recognized immediately, provided that the employee is still providing service.

The Monte Carlo simulation models require the Company to make assumptions and judgements about the variables used in the calculations including the expected volatility, the risk-free interest rate, expected dividend yield, and the expected term. The assumptions used in the option-pricing model represent management’s best estimates. If factors change and different assumptions are used, the Company’s stock-based compensation expense could be materially different in the future.

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

The Company accounts for income tax contingencies using a benefit recognition model. If it considers that a tax position is more likely than not to be sustained upon audit, based solely on the technical merits of the position, it recognizes the benefit. The Company measures the benefit by determining the amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. The Company is subject to taxation in the United States federal jurisdiction, and various state jurisdictions. The net operating loss and research and development credit carryforwards that are available for utilization in future years may be subject to examination by federal and state tax authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of June 30, 2026 and December 31, 2025, there were no significant accruals for interest related to unrecognized tax benefits or tax penalties.

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

Reclassification

 Certain reclassifications have been made to the prior period presentation of other income within the condensed consolidated statements of operations and comprehensive loss to conform to current period presentation. Specifically, the presentation of “Other expense” has been reclassified out of “Interest income, net.” As a result of these changes, the presentation of these expenses in the comparative periods has been changed to conform to the current period. These reclassifications did not have an impact on the Company’s results of operations for the three and six months ended  June 30, 2026 and 2025, respectively, or the Company’s financial position as of June 30, 2026 and December 31, 2025, respectively.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for entities to measure expected credit losses on current accounts receivable and current contract assets within the scope of ASC 606, Revenue from Contracts with Customers. The practical expedient assumes that current conditions as of the balance sheet date remain unchanged for the remaining life of the asset. The guidance is effective for interim and annual reporting periods beginning after December 15, 2025. The Company adopted this guidance effective January 1, 2026. The adoption did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

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

Note 3. Fair Value Measurement

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables set forth the fair value of the Company’s financial assets, which consist of cash equivalents measured and recognized at fair value (in thousands):

		June 30, 2026
Assets	Classification	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$95,252	$—	$—	$95,252

		December 31, 2025
Assets	Classification	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$75,025	$—	$—	$75,025

For the three and six months ended June 30, 2026, the Company did not record any credit losses related to its cash equivalents and had no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy. Additionally, the Company did not have any financial liabilities measured at fair value on a recurring basis as of June 30, 2026 or December 31, 2025.

Note 4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued compensation-related costs	$3,694	$1,979
Accrued research and development services	1,824	877
Accrued professional services	194	357
Accrued severance	208	—
Accrued other	540	363
Total accrued liabilities	$6,460	$3,576

In March 2026, the Company announced a strategic and organizational realignment to prioritize and accelerate the development of its nsPFA electrophysiology catheters and other cardiac devices for the treatment of atrial fibrillation (the “2026 Realignment”). In connection with the 2026 Realignment, the Company recognized severance and one-time termination expenses of $0.6 million, with $0.4 million in payments remitted as of June 30, 2026.

Note 5. Stockholders' Equity

Preferred Stock

The Company has authorized a total of 50,000,000 shares of preferred stock, par value $0.001 per share, none of which were outstanding as of  June 30, 2026 and December 31, 2025. The Company’s Board of Directors (the “Board”) has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, without any further vote or action by the Company’s stockholders.

Common Stock

The Company has authorized a total of 500,000,000 shares of common stock, par value $0.001 per share.

At-The-Market Stock Offerings

In February 2026, the Company entered into a sales agreement with TD Securities LLC, as sales agent, to issue and sell shares of its common stock for an aggregate offering price of $60 million under an at-the-market (the “February 2026 ATM”) offering program. During the three and six months ended June 30, 2026, the Company issued and sold 1,919,821 shares of common stock under the February 2026 ATM for net proceeds of $46.8 million, after deducting commissions and offering costs.

2024 Rights Offering and Subscription Rights

In 2024, the Company executed a rights offering (the “2024 Rights Offering”), whereby the Company distributed non-transferable subscription rights to purchase up to an aggregate of six million units (the “2024 Units”) with an aggregate offering value of up to $60 million at no charge to all holders of the Company's common stock. The 2024 Rights Offering resulted in the sale of six million 2024 Units, at a price of $10.00 per 2024 Unit. Each 2024 Unit consisted of one share of the Company’s common stock, par value $0.001 per share, and two warrants, each being a warrant to purchase one-half of one share of common stock. The common stock and warrants comprising the 2024 Units separated upon the closing of the 2024 Rights Offering and were issued individually. A total of 5,999,998 shares of common stock and warrants to acquire up to approximately an additional six million shares of common stock were issued in the offering. The Company received aggregate gross proceeds from the 2024 Rights Offering of $60 million. See 2024 Rights Offering Warrants below for additional details of the warrants. Robert W. Duggan, the Company’s majority stockholder and Co-Chairman, purchased approximately 88% of the units offered through the 2024 Rights Offering.

Common Stock Warrants

2024 Rights Offering Warrants

In connection with the 2024 Rights Offering, the Company issued 2024 Rights Offering Warrants to purchase a total of 5,999,999 shares of its common stock at an exercise price of $11.00 per whole share, which equaled 110% of the subscription price for the Units. The aggregate number of shares of the Company’s common stock issuable upon the exercise of each set of warrants included in a given subscription for Units was rounded up to the nearest whole share. Warrants were exercisable immediately and expire on the fifth anniversary of the closing of the 2024 Rights Offering. The warrants issued in the rights offering were redeemable by the Company for $0.01 per warrant, on not less than thirty days’ written notice, if the volume-weighted average price (“VWAP”) of the Company’s common stock equaled or exceeded 150% of the exercise price, or $16.50, for twenty consecutive days for one-half of the warrants while the other half of the warrants required the VWAP of the Company’s common stock to equal or exceed 200% of the exercise price, or $22.00, for twenty consecutive trading days.

In February 2025, the Company redeemed the first tranche of common stock warrants, pursuant to the 150% redemption feature, totaling 36,442 warrants, which would have entitled the holders to purchase up to 18,221 shares of common stock. None of these warrants are still outstanding. In June 2026, the Company delivered an irrevocable notice of redemption to redeem the second tranche of common stock warrants as the VWAP of the Company’s common stock exceeded $22.00 per share over twenty consecutive trading days before the notice, with a stated redemption date of July 13, 2026.

As of June 30, 2026, there were no outstanding 2024 Rights Offering Warrants subject to the 150% redemption feature and there were 300,448 warrants outstanding subject to the 200% redemption feature, entitling holders to purchase up to 150,224 shares of common stock. For the six months ended June 30, 2026 and 2025, the Company received gross proceeds of $0.2 million and $14.1 million, respectively, from exercises of the 2024 Rights Offering Warrants. Cumulatively, as of June 30, 2026, the Company has received total gross proceeds of $63.7 million from exercises of the 2024 Rights Offering Warrants.

	Number of Warrants	Exercise Price	Remaining Contractual Life
			(in years)
Warrants outstanding as of December 31, 2025	405,624	$11.00	3.49
Exercised	(105,176)	11.00
Redeemed	—
Warrants outstanding as of June 30, 2026	300,448	$11.00	2.99

Note 6. Stock-Based Compensation

2017 Equity Incentive Plan

In May 2017, the Company’s Board of Directors (the “Board”) adopted, and the Company’s stockholders approved, the Company’s 2017 Equity Incentive Plan (the “2017 Plan”).

The 2017 Plan has a 10-year term, and provides for the grant of stock options, stock appreciation rights, restricted stock awards, RSUs, performance units, and performance shares to employees, directors and consultants of the Company and any parent or subsidiary of the Company.

Subject to an annual evergreen increase and adjustment in the case of certain capitalization events, the Company initially reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to awards under the 2017 Plan. In addition, shares remaining available under the Company’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”), and shares reserved but not issued pursuant to outstanding equity awards that expire or terminate without being exercised or that are forfeited or repurchased by the Company will be added to the shares of common stock available for issuance under the 2017 Plan. The 2017 Plan is administered by the Compensation Committee of the Board. The number of shares of the Company’s common stock available for issuance under the 2017 Plan also include an annual increase on the first day of each fiscal year, equal to the least of (i) 1,200,000 shares, (ii) 4% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. As a result of this provision, an additional 1,200,000 shares became available for issuance under the 2017 Plan on January 1, 2026. As of June 30, 2026, 3,031,072 shares of common stock remained available for issuance under the 2017 Plan.

2017 Inducement Equity Incentive Plan

In November 2017, the Board adopted the 2017 Inducement Equity Incentive Plan (the “Inducement Plan”) without stockholder approval and initially reserved 1,000,000 shares of the Company’s common stock for insurance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan has a 10-year term and provides for the grant of equity-based awards, including non-statutory stock options, RSUs, restricted stock, stock appreciation rights, performance shares and performance units, and its terms are substantially similar to the 2017 Plan, including with respect to treatment of equity awards in the event of a “merger” or “change in control” as defined under the Inducement Plan. Options issued under the Inducement Plan may have a term up to ten years and have variable vesting provisions. New hire grants generally vest 25% per year starting upon the first anniversary of the grant. Equity-based awards issued under the Inducement Plan are only issuable to individuals not previously engaged as employees or non-employee directors of the Company prior to the Inducement Plan’s adoption date. As of June 30, 2026, 1,602,359 shares of common stock were available for issuance under the Inducement Plan.

2017 Employee Stock Purchase Plan

In May 2017, the Board adopted, and the Company’s stockholders approved, the Company’s 2017 Employee Stock Purchase Plan (the “2017 ESPP”).

The 2017 ESPP is a broad-based plan that provides employees of the Company and its designated affiliates with the opportunity to become stockholders through periodic payroll deductions that are applied towards the purchase of Company common shares at a discount from the then-current market price. Subject to adjustment in the case of certain capitalization events, a total of 250,000 common shares of the Company were available for purchase at adoption of the 2017 ESPP. Pursuant to the 2017 ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 450,000 shares, (ii) 1.5% of the Company’s common stock outstanding as of December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. As a result of this provision, an additional 450,000 shares became available for issuance under the 2017 ESPP on January 1, 2026. As of June 30, 2026, 1,265,365 shares of common stock were available for issuance under the 2017 ESPP.

Equity Awards

The Company has granted stock options with service-based, performance-based, market-based, and both market-based and performance-based vesting conditions and has granted RSUs with service-based and performance-based vesting conditions. The Company grants service-based options and RSUs which vest and become exercisable, subject to the individual’s continued employment or service through the applicable vesting date. Service-based options and RSUs can have various vesting schedules, the most common vest schedules are for new hire stock option grants, which generally vest 25% per year starting upon the first anniversary of the grant.

Performance-based stock options and RSUs granted to certain Company executives, employees and non-employees contain performance conditions related to financial measures and achievements of strategic and operational milestones. The options and RSUs will vest and become exercisable once the specific performance condition is fulfilled.

Market-based stock options granted to certain Company executives and other employees contain market conditions related to achievement of market capitalization targets. The options will vest and become exercisable once the specific market capitalization target is fulfilled.

Both market-based and performance-based stock options granted to certain Company executives contain market conditions related to the achievement of market capitalization targets as well as the achievement of revenue and/or margin metrics. The options will vest and become exercisable once both the specific market capitalization targets as well as the specific revenue and/or margin targets are fulfilled.

Stock Options

A summary of stock option activity for the six months ended  June 30, 2026 is as follows:

	Stock Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balances—December 31, 2025	13,086,288	$11.87	6.99	$58,029
Granted	1,296,619	20.20
Exercised	(951,671)	7.68
Cancelled	(1,760,502)	6.84
Balances—June 30, 2026	11,670,734	13.90	6.87	162,699
Exercisable—June 30, 2026	4,649,399	$14.43	4.88	$63,116

The aggregate intrinsic value of stock options exercised was $14.6 million and $0.7 million for the six months ended June 30, 2026 and 2025, respectively. Intrinsic values of options exercised are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock on the date of exercise. Intrinsic values of options outstanding are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock as of the reporting date.

The weighted-average grant date fair value of options granted was $16.03 and $15.46 per share for the six months ended June 30, 2026 and 2025, respectively.

Restricted Stock Units (RSUs)

A summary of restricted stock unit activity for the six months ended  June 30, 2026 is as follows:

	RSUs Outstanding
	Shares of Common Stock Issuable for RSUs	Weighted-Average Grant Date Fair Value
Balances—December 31, 2025	—	$—
Granted	550,000	19.74
Vested and released	—	—
Cancelled	—	—
Balances—June 30, 2026	550,000	$19.74

Stock-Based Compensation Expense

Total stock-based compensation expense in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of product revenue	$28	$—	$72	$—
Research and development	2,527	2,335	4,285	5,097
Selling, general and administrative	2,418	2,854	2,528	5,773
Total stock-based compensation expense	$4,973	$5,189	$6,885	$10,870

As of June 30, 2026, not all of the performance conditions of the performance-based stock awards and the market-based and performance-based stock awards are probable to be achieved. Stock-based compensation expense has only been recognized for those conditions that are assumed to be probable.

Total stock-based compensation expense by award type was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Service-based options	$3,705	$3,579	$6,397	$7,686
Market-based options	743	1,535	(164)	3,004
Service-based RSUs	477	—	508	—
ESPP	48	75	144	180
Total stock-based compensation expense	$4,973	$5,189	$6,885	$10,870

As of June 30, 2026, the total unrecognized stock-based compensation expense and the weighted-average period in which the expense is expected to be recognized were as follows:

	Unrecognized Stock-Based Compensation Expense	Weighted-Average Recognition Period
	(in thousands)	(in years)
Service-based options	$28,893	5.38
Service-based RSUs	5,393	2.73
Market-based options	4,858	1.62
Market and performance-based options	29,693	When probable of occurring
Performance-based options	83	When probable of occurring
Performance-based RSUs	4,956	When probable of occurring
Total unrecognized stock-based compensation expense	$73,876

The fair value of service-based stock options granted and the shares available for purchase under the ESPP were determined using the Black-Scholes option pricing model on the grant date and modification date. The Company estimated the fair value of market-based stock options and both market and performance-based stock options using a Monte Carlo simulation model on the grant date.

The following summarizes the range of assumptions used in calculating the fair value of the awards with stock options grouped by valuation methodology:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Service-Based Stock Options
Expected term (in years)	5.3 - 6.3	6.3	5.1 - 6.3	5.0 - 6.9
Expected volatility	94% - 96%	94%	93% - 96%	93% - 100%
Risk-free interest rate	3.9% - 4.1%	4.2% - 4.3%	3.7% - 4.1%	4.1% - 4.6%
Expected dividend yield	—	—	—	—
Market-Based, and Market and Performance-Based Stock Options
Expected term (in years)	6.5 - 7.2	—	6.5 - 7.2	5.5 - 8.9
Expected volatility	90%	—	90%	90%
Risk-free interest rate	4.2%	—	4.2%	4.4% - 4.6%
Expected dividend yield	—	—	—	—
ESPP
Expected term (in years)	—	—	0.5 - 1.0	0.5 - 1.0
Expected volatility	—	—	72% - 87%	98%
Risk-free interest rate	—	—	3.6% - 3.7%	4.1% - 4.3%
Expected dividend yield	—	—	—	—

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

The following outstanding equity instruments were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	June 30,
	2026	2025
Common stock options	11,670,734	13,511,482
Warrants converted into common stock	150,224	208,406
Estimated shares issuable under the employee stock purchase plan	29,369	26,532
Restricted stock units	550,000	—
Total	12,400,327	13,746,420

Note 8. Segment Reporting

The Company conducts business as one operating and reportable segment relating to the research and development of the Company’s NPS technology. The Company’s chief executive officer, who is the chief operating decision maker (“CODM”), views the Company’s operations and manages its business in one operating segment. The CODM uses the Company’s consolidated net loss to monitor actual results as compared to the budget in assessing segment performance and allocation of resources. Managing and allocating resources on an entity-wide basis enables the CODM to assess the overall level of resources available and how to best deploy these resources across functions and research and development projects that are in line with the Company’s long-term company-wide strategic goals. Consistent with this decision-making process, the CODM uses financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources, and setting incentive targets. Operating expenses are used to monitor budget versus actual results. The CODM is regularly provided with more detailed expense information than what is included in our condensed consolidated statement of operations and comprehensive loss. All product sales are in the United States and there are no significant groupings of product revenue the CODM considers or reviews when making operating decisions and assessing performance.

To align with the significant expenses provided to the CODM for the three months ended June 30, 2026, prior period significant expenses have been recast to conform with current period presentation. Previously facilities and IT costs were included within general and administration expenses. Beginning April 1, 2026, facilities and IT costs are allocated across the significant expense categories based on the allocation methodology used within our GAAP income statement presentation. The recast of prior period information had no impact on the Company’s condensed consolidated balance sheets, statements of operations, or statements of cash flows. See Item 5 – Other Information for the reclassified presentation of the Company’s prior period segment reporting disclosure.

The table below shows a reconciliation of the Company’s net loss, including the significant expense categories regularly provided to and reviewed by the CODM, as computed under U.S. GAAP to the Company’s total net loss in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Product revenue	$434	$—	$835	$—

Adjusted cost of product revenue[1]	245	—	571	—
Cross platform research and engineering[2]	6,078	4,585	11,258	8,535
R&D manufacturing and engineering[3]	3,201	2,941	5,550	4,736
Clinical and regulatory[4]	5,127	2,183	8,387	3,943
General and administrative[5]	4,548	2,742	8,490	5,461
Sales and marketing[6]	1,279	2,362	3,607	4,218
Other segment items[7]	5,228	5,462	7,394	11,426
Total other income, net	(615)	(1,107)	(1,184)	(2,356)
Net loss	$(24,657)	$(19,168)	$(43,238)	$(35,963)

___________________

1. Adjusted cost of product revenue includes material costs, cash compensation costs, fees paid to consultants and outside service providers and organizations, and other expenses relating to manufacturing the Company’s commercial products. It does not include stock-based compensation, depreciation, amortization — see descriptions of Other segment items in footnote 7 below.

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

5. General and administrative includes compensation costs and fees paid to consultants and outside service providers and organizations in support of the administrative functions of the Company, including finance, legal, and human resources.

6. Sales and marketing includes compensation costs, fees paid to consultants and outside service providers and organizations, costs associated with marketing and sales strategy as well as execution of marketing and sales initiatives for the Company’s products.

7. Other segment items includes stock-based compensation, depreciation and amortization.

As of June 30, 2026 and December 31, 2025, all of the Company’s long-lived assets are located in the United States.

Note 9. Related Party Transactions

In May 2026, the Company’s Board of Directors approved resolutions permitting sales of common stock to its affiliates under the February 2026 ATM. Separately, Robert W. Duggan, the Company’s majority stockholder and Co-Chairman of the Company, and Mr. Paul LaViolette, the Chief Executive Officer and Co-Chairman of the Company, indicated their intent to purchase shares at prevailing market prices, subject to no binding commitments.

During the three and six months ended June 30, 2026, the Company issued and sold 1,919,821 shares of common stock under the February 2026 ATM for net proceeds of $46.8 million, after deducting commissions and offering costs. Mr. Duggan and Mr. LaViolette purchased 675,233 shares of the common stock sold at market pricing in aggregate under the February 2026 ATM during the three and six months ended June 30, 2026. See Note 5 – Stockholders Equity for further details.

Note 10. Subsequent Events

On July 13, 2026, in connection with the 2024 Rights Offering, the Company redeemed 50,607 warrants, pursuant to the irrevocable notice of redemption provided to warrant holders in June 2026, which would have entitled the holders to purchase up to 25,303 shares of common stock. In July 2026, the Company received gross proceeds of $1.8 million related to exercises of the second tranche of the 2024 Rights Offering Warrants. As of July 31, 2026, there were no remaining warrants outstanding under the 2024 Rights Offering Warrants and the cumulative gross proceeds received from the exercise of all warrants was $65.5 million.

Between July 1, 2026 and July 10, 2026, the Company sold 388,949 shares of common stock for net proceeds of $10.7 million under the February 2026 ATM while the trading window remained open.

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

In March 2026, we announced a strategic realignment (“the 2026 Realignment”) to prioritize and accelerate the development of our nsPFA electrophysiology catheters and other cardiac devices for the treatment of AF. This initiative followed the release of our positive clinical data in February 2026 from our first in human feasibility study of our proprietary nPulse Cardiac Catheter System in patients with paroxysmal AF. In connection with the 2026 Realignment, we adjusted our capital allocation to prioritize the electrophysiology market development program and will reduce short term market development investments in cardiac surgery and reduce investments in sales and marketing for the Vybrance Percutaneous Electrode System to focus on additional market development, including generating clinical data for both expanded reimbursement coverage and regulatory label claims.

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

Given the compelling data seen in the first-in-human study of our nPulse Cardiac Catheter, in 2025 we submitted an Investigational Device Exemption (IDE) application for review by the FDA to conduct a single-arm, multicenter, prospective study designed to demonstrate primary safety and effectiveness of the nsPFA Cardiac Catheter System for the treatment of recurrent drug-resistant symptomatic paroxysmal AF. In December 2025, the FDA approved our IDE submission, and the first patients were treated in April 2026 at St. Bernards Medical Center in Jonesboro, Arkansas, under the leadership of Devi Nair, MD, Principal Investigator of the Arrhythmia Research Group. This IDE study is expected to enroll at least 164 evaluable pivotal patients at up to 30 sites, including sites outside the United States, and has enrolled more than half of its evaluable patients to date. We continue to believe we will need PMA approval from the FDA to market and sell our catheter with an AF indication in the United States. Upon PMA approval, we would expect to commercialize the nPulse Cardiac Catheter System in the United States, specifically as a treatment for AF, potentially through one or more strategic partnerships with electrophysiology market leaders.

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

Over the last several years, we have been developing the cardiac ablation clamp from proof-of-concept to prototype, and we now have what we believe will be our initial commercial design. The device was designed with the input of key physicians in cardiac surgery, and we believe it will offer a highly differentiated option relative to the standard of care thermal modalities. Today, we plan to pursue a PMA application for FDA approval to market the cardiac clamp specifically as a surgical way to treat both paroxysmal and persistent AF. Seeking an AF indication through a PMA application will require pivotal clinical data to support the application.

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

In August 2024, we initiated a first-in-human clinical feasibility study of the nPulse Cardiac Surgical System in Europe. To date, we have enrolled more than 70 patients in this feasibility study of the cardiac clamp, a multi-center study of AF in Europe. All of the patients in our first-in-human study have tolerated the procedure well and acute clinical data have been encouraging. Three-month post procedure electroanatomical mapping results were presented at the European Heart Rhythm Association 2026 meeting to provide ablation effectiveness and durability results, with thirty-four patients showing durable and consistent pulmonary vein isolation and posterior box isolation, achieved safely with rapid ablation times.

In September 2025, we received approval of our Investigational Device Exemption (IDE) to initiate our pivotal clinical trial of the cardiac surgical clamp and clinicians have commenced enrollment in the study. This single-arm prospective study is designed to demonstrate primary effectiveness of the nsPFA Cardiac Surgical System for the treatment of AF in concomitant surgical procedures. Up to twenty sites, including three outside the United States, are planned to enroll up to 136 patients. Upon PMA approval, we would expect to commercialize the nPulse Cardiac Surgical System in the United States specifically as a treatment for AF.

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

After years of preclinical development and testing, in June 2023, we initiated a first-in-human study using our proprietary nsPFA-enabled percutaneous electrode for the treatment of benign thyroid nodules. This study was conducted by Professor Stefano Spiezia at the Ospedale del Mare in Naples, Italy, to help us better understand and confirm the mechanism of action and tissue response of nsPFA energy in internal organs such as the thyroid. Thirty study subjects were treated, all of whom tolerated the procedure well with no reported serious side effects. Ultrasound images post procedure showed treated portions of the benign thyroid nodules were mostly resorbed with no sign of scarring or fibrosis, which can be a side effect of other ablation modalities using thermal energies. In March 2026, long-term follow-up data from the study was presented at the North American Society for Interventional Thyroidology 2026 meeting showing an average of 74% volume reduction of treated benign thyroid nodules at 15-22 months, with no tissue regrowth and no serious adverse events.

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

In February 2026, we entered into a sales agreement with TD Securities LLC, as sales agent, to issue and sell shares of our common stock for an aggregate offering price of $60 million under an at-the-market (the “February 2026 ATM”) offering program. During the three and six months ended June 30, 2026, we issued and sold 1,919,821 shares of common stock under the February 2026 ATM for net proceeds of $46.8 million, after deducting commissions and offering costs, of which 675,233 shares of the common stock were sold at market pricing in aggregate to Robert W. Duggan, the Company’s majority stockholder and Co-Chairman of the Company, and Mr. Paul LaViolette, the Chief Executive Officer and Co-Chairman of the Company.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K filed with the SEC on February 19, 2026. In the first quarter of 2026, we modified the stock-based compensation policy as a result of granting restricted stock units, which was a new type of stock award issued by the Company. We continue to believe that the assumptions and estimates associated with our most critical accounting policies are those relating to revenue recognition, stock-based compensation, and accrued research and development expenses. Our significant accounting policies are more fully described in Note 2 to our condensed financial statements appearing elsewhere in this Quarterly Report on 10-Q. Additionally, the modified stock-based compensation policy is described as follows:

Stock-Based Compensation

Our stock-based compensation programs include stock options, restricted sock units (RSUs), and an employee stock purchase program. We periodically issue stock options and RSUs to officers, directors, employees, and consultants for their services to the Company. Such issuances vest and expire according to terms established at the issuance date. In general, stock options granted to officers, directors and employees are recognized in the financial statements based on their grant date fair values, which are estimated using the Black-Scholes option-pricing model or Monte Carlo simulation model. The grant date fair value of RSUs is estimated based on the closing stock price of our common stock on the date of grant. We account for forfeitures as they occur. We have granted stock options with service-based, performance-based, market-based, and both market-based and performance-based vesting conditions and granted RSUs with service-based and performance-based vesting conditions.

For stock options with service-based and performance-based vesting conditions, the grant date fair value of each grant is determined using the Black-Scholes option pricing model which requires a number of assumptions. Each of these assumptions is subjective and generally requires significant judgment and estimation by management.

Expected Term – Our expected term represents the period that our stock-based awards are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term).

Expected Volatility – The computation of expected volatility is based on a calculation using the historical volatility of our common stock.

Risk-Free Interest Rate – The risk-free interest rate is based on the Treasury Constant Maturities as provided by the Federal Reserve in effect at the time of grant for periods corresponding with the expected term of option.

Expected Dividend – We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

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

For stock awards with both market-based and performance-based vesting conditions, the vesting conditions relate to both the achievement of certain market capitalization targets of the Company, as well as the achievement of certain revenue and/or margin metrics. Using a Monte Carlo simulation model, we estimated the fair value of the market-based options on the grant date, along with a derived service period. Compensation expense for the awards is recognized over the requisite service period, which is the longer of the service period derived from the Monte Carlo simulation model or the implicit service period (the period when the performance condition is expected to be met). Compensation expense is recognized only once it becomes probable that the associated performance condition will be achieved and the employee is expected to render the requisite service. Once these criteria are met, we will recognize expense using the accelerated attribution method over the requisite service period. If, at any point, the performance condition is no longer probable of being achieved or the employee is no longer expected to complete the requisite service period, any previously recognized expense will be reversed. Additionally, if both the market and performance conditions are satisfied before the end of the requisite service period, any remaining unrecognized expense will be recognized immediately, provided that the employee is still providing service.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

Our condensed consolidated statements of operations as discussed herein are presented below:

	Three Months Ended June 30,
(in thousands)	2026	2025	$ Change
Revenue:
Product revenue	$434	$—	$434

Cost and expenses:
Cost of product revenue	273	—	273
Research and development	16,976	12,088	4,888
Selling, general and administrative	8,457	8,187	270
Total cost and expenses	25,706	20,275	5,431
Loss from operations	(25,272)	(20,275)	(4,997)

Other income (expense):
Interest income	600	1,129	(529)
Other income (expense)	15	(22)	37
Total other income	615	1,107	(492)
Net loss	$(24,657)	$(19,168)	$(5,489)

Revenue

Product revenue was $0.4 million for the three months ended June 30, 2026. There was no revenue for the three months ended June 30, 2025. The total revenue generated was in connection with the limited market release sales of the Vybrance Percutaneous Electrode System, with the first sale occurring in the third quarter of 2025.

Cost of Product Revenue

Cost of product revenue was $0.3 million for the three months ended June 30, 2026. There was no cost of product revenue for the three months ended June 30, 2025.

Research and Development

Research and development expenses consist of compensation and other employee-related expenses for research and development personnel, clinical trials and consulting costs related to the design, development and enhancement of our potential future products, prototype material and devices.

Research and development expenses increased by $4.9 million to $17.0 million for the three months ended June 30, 2026, compared to $12.1 million for the three months ended June 30, 2025. The increase was primarily driven by higher expenses of $2.2 million in clinical research and professional services, $2.1 million in compensation and other employee-related expenses, $0.2 million in stock-based compensation, and $0.4 million in supplies and research and development infrastructure.

Selling, General and Administrative

Selling, general and administrative expenses consist of compensation and other employee-related expenses for sales, marketing, executives, finance, legal, human resources, information technology, and administrative personnel, professional fees, patent fees and costs, insurance costs and other general corporate expenses.

Selling, general and administrative expenses increased by $0.3 million to $8.5 million for the three months ended June 30, 2026, compared to $8.2 million for the three months ended June 30, 2025. The increase was primarily driven by higher expenses of $0.8 million in compensation and other employee-related expenses and $0.1 million in professional services, partially offset by decreases of $0.4 million in stock-based compensation and $0.2 million in supplies and corporate infrastructure.

Interest Income

Interest income decreased by $0.5 million to $0.6 million for the three months ended June 30, 2026, compared to $1.1 million for the three months ended June 30, 2025, driven by lower cash equivalents and decreasing yield rates.

Comparison of the Six Months Ended June 30, 2026 and 2025

Our condensed consolidated statements of operations as discussed herein are presented below:

	Six Months Ended June 30,
(in thousands)	2026	2025	$ Change
Revenue:
Product revenue	$835	$—	$835

Cost and expenses:
Cost of product revenue	643	—	643
Research and development	29,566	22,401	7,165
Selling, general and administrative	15,048	15,918	(870)
Total cost and expenses	45,257	38,319	6,938
Loss from operations	(44,422)	(38,319)	(6,103)

Other income (expense):
Interest income	1,193	2,384	(1,191)
Other expense	(9)	(28)	19
Total other income	1,184	2,356	(1,172)
Net loss	$(43,238)	$(35,963)	$(7,275)

Revenue

Product revenue was $0.8 million for the six months ended June 30, 2026. There was no revenue for the six months ended June 30, 2025. The total revenue generated was in connection with the limited market release sales of the Vybrance Percutaneous Electrode System, with the first sale occurring in the third quarter of 2025.

Cost of Product Revenue

Cost of product revenue was $0.6 million for the six months ended June 30, 2026. There was no cost of product revenue for the six months ended June 30, 2025.

Research and Development

Research and development expenses consist of compensation and other employee-related expenses for research and development personnel, clinical trials and consulting costs related to the design, development and enhancement of our potential future products, prototype material and devices.

Research and development expenses increased by $7.2 million to $29.6 million for the six months ended June 30, 2026, compared to $22.4 million for the six months ended June 30, 2025. The increase was primarily driven by higher expenses of $3.9 million in clinical research and professional services, $3.6 million in compensation and other employee-related expenses, and $0.5 million in supplies and research and development infrastructure, partially offset by a decrease of $0.8 million in stock-based compensation resulting from forfeitures for an executive departure.

Selling, General and Administrative

Selling, general and administrative expenses consist of compensation and other employee-related expenses for sales, marketing, executives, finance, legal, human resources, information technology, and administrative personnel, professional fees, patent fees and costs, insurance costs and other general corporate expenses.

Selling, general and administrative expenses decreased by $0.9 million to $15.0 million for the six months ended June 30, 2026, compared to $15.9 million for the six months ended June 30, 2025. The decrease was primarily driven by $3.3 million in stock-based compensation resulting from forfeitures related to the 2026 Realignment and an executive departure and $0.3 million in supplies and corporate infrastructure, partially offset by increases of $1.5 million in compensation and other employee-related expenses, $0.6 million in professional services, and $0.6 million related to a legal settlement recognized in early 2025.

Interest Income

Interest income decreased by $1.2 million to $1.2 million for the six months ended June 30, 2026, compared to $2.4 million for the six months ended June 30, 2025, driven by lower cash equivalents and decreasing yield rates.

Liquidity and Capital Resources

We have funded our business primarily through the issuance of equity securities and debt. To date, we have generated only limited revenue from product sales and we have incurred significant operating losses each year since our inception. Because we intend to continue our investments into new product research and development and the capabilities needed for market development of our nPulse Vybrance Percutaneous Electrode System, we expect to continue to incur additional losses for the next several years. Accordingly, to fund our business, we may utilize some combination of public or private equity offerings, debt financings, or potential new revenue-generating collaborations with one or more investors or strategic partners. Over the past few years, Robert Duggan, our majority stockholder and Co-Chairman, has made significant investments in our Company to fund its operations. Mr. Duggan may or may not elect to participate in any number of future fundraisings by the Company, whether similar to those described herein or otherwise, or alternatively he may offer to provide additional debt financing as may be needed to maintain the Company as a going concern.

As of June 30, 2026, we had cash and cash equivalents of $101.6 million. We believe that our existing financial resources are sufficient to fund our projected operating requirements for at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q. However, we plan to raise additional capital in the near future. These expectations are based on our current operating and financing plans which are subject to change. The source, timing and availability of any future financing will depend largely upon market conditions and perceived progress in the Company’s commercialization efforts, on-going product development initiatives, as well as future clinical and regulatory developments concerning the nPulse System and our other NPS-based technologies. There can be no assurance, however, that any additional financing or any revenue-generating collaboration will be available when needed or that we will be able to obtain financing or enter into a collaboration on terms acceptable to us. Lack of necessary funds may require us to, among other things, delay, scale back or eliminate some or all of our commercial activities, reduce headcount, trim research and product development programs, discontinue clinical trials, stop all or some of our manufacturing operations, defer capital expenditures, deregister from being a publicly traded company and delist from Nasdaq, or license our potential products or technologies to third parties, possibly on terms that cannot sustain our current business. In addition, global economic instability caused by armed conflicts, tariffs and interest rates, together with other market factors, could have an adverse impact on potential sources of future financing.

During the three and six months ended June 30, 2026, we issued and sold 1,919,821 shares of common stock under the February 2026 ATM for net proceeds of $46.8 million, after deducting commissions and offering costs. Between July 1, 2026 and July 10, 2026, during which the trading window remained open, we sold an additional 388,949 shares of common stock for net proceeds of $10.7 million under the February 2026 ATM.

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

The warrants issued in the rights offering were redeemable by us if the volume-weighted average price (“VWAP”) of our common stock equaled or exceeded 150% of the exercise price, or $16.50, for twenty consecutive days for one-half of the warrants while the other half of the warrants required the VWAP of our common stock to equal or exceed 200% of the exercise price, or $22.00, for twenty consecutive trading days. In February 2025, we redeemed the first tranche of common stock warrants, pursuant to the 150% redemption feature, totaling 36,442 warrants, which would have entitled the holders to purchase up to 18,221 shares of common stock. None of these warrants are still outstanding. In June 2026, we delivered an irrevocable notice of redemption to redeem the second tranche of common stock warrants as the VWAP of our common stock exceeded $22.00 per share over twenty consecutive trading days before the notice. Accordingly, pursuant to the 200% redemption feature, we redeemed 50,607 warrants on the redemption date, July 13, 2026, which would have entitled the holders to purchase up to 25,303 shares of common stock.

For the six months ended June 30, 2026 and 2025, we received gross proceeds of $0.2 million and $14.1 million, respectively, from exercises of the 2024 Rights Offering Warrants. In July 2026, we received gross proceeds of $1.8 million related to exercises of the second tranche of the 2024 Rights Offering Warrants. As of July 31, 2026, there were no remaining warrants outstanding under the 2024 Rights Offering Warrants and the cumulative gross proceeds received from the exercise of all warrants was $65.5 million.

Furthermore, from time to time, we may raise additional equity or debt capital through private offerings of securities or through registered offerings of securities, such as offerings of debt or equity off of a shelf registration statement, including “at-the-market” offerings of common stock. In April 2024, we filed a shelf registration statement on Form S-3 (the “2024 Shelf”) that was declared effective by the SEC, and later amended through a Form S-3MEF filing to increase the shelf by 20%, for the potential offering, issuance, and sale by us of up to $60 million of our common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, purchase contracts, or units. In July 2024, we entered into a sales agreement under the 2024 Shelf with Canaccord Genuity LLC and Needham & Company, LLC, as sales agent, to issue and sell shares of our common stock for an aggregate offering price of $60 million under an at-the-market offering program (the “2024 ATM”). However, in February 2026, we terminated the 2024 ATM and entered into the February 2026 ATM with TD Securities LLC, as sales agent, for an aggregate offering price of $60 million, of which approximately $1.0 million remains available as of the filing date of this Quarterly Report on Form 10-Q.

In February 2026, we filed a shelf registration statement on Form S-3 (the “2026 Shelf”) that was declared effective by the SEC for the potential offering, issuance, and sale by us of up to $200 million of our common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, purchase contracts, or units. In August 2026, and in connection with the 2026 Shelf, we entered into a sales agreement with Mizuho Securities USA LLC, as sales agent, to issue and sell shares of our common stock for an aggregate offering price of $75 million under an at-the-market (the “August 2026 ATM”) offering program, all of which remained available for sale as of the filing date of this Quarterly Report on Form 10-Q.

To the extent we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to our stockholders.

Summary of Cash Flows

Our condensed consolidated statements of cash flows as discussed herein are presented below:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash and cash equivalents (used in) provided by:
Operating activities	$(33,304)	$(26,328)
Investing activities	(123)	(168)
Financing activities	54,312	14,807
Net increase (decrease) in cash and cash equivalents	$20,885	$(11,689)

Operating Activities

For the six months ended June 30, 2026, net cash used in operating activities was $33.3 million, which consisted of a net loss of $43.2 million, partially offset by a net change of $8.4 million in non-cash changes and a net change of $1.6 million in net operating assets and liabilities. Non-cash charges consisted of stock-based compensation of $6.9 million, lease expense of $0.6 million, write-off of deferred issuance costs of $0.3 million related to the terminated at-the-market offering program in February 2026, and depreciation and amortization of $0.5 million. The net change in our operating assets and liabilities was primarily due to a net increase in liabilities of $2.1 million.

For the six months ended June 30, 2025, net cash used in operating activities was $26.3 million, which consisted of a net loss of $36.0 million and a net change of $2.3 million in net operating assets and liabilities, partially offset by $12.0 million in non-cash changes. The net change in our operating assets and liabilities was primarily due to a net decrease in liabilities of $1.9 million. Non-cash charges consisted of stock-based compensation of $10.9 million, lease expense of $0.6 million, and depreciation and amortization of $0.6 million.

Investing Activities

For the six months ended June 30, 2026, cash used in investing activities was $0.1 million of purchases of property and equipment.

For the six months ended June 30, 2025, cash used in investing activities was $0.2 million, which was primarily for the purchase of property and equipment.

Financing Activities

For the six months ended June 30, 2026, cash provided by financing activities was $54.3 million, which was primarily from $46.4 million of proceeds from sales under the at-the-market offering program, net of issuance costs, $7.3 million of proceeds from the exercise of stock options, $0.5 million of proceeds from the issuance of common stock under our employee stock purchase plan, and $0.1 million of proceeds from the exercise of common stock warrants.

For the six months ended June 30, 2025, cash provided by financing activities was $14.8 million, primarily due to $14.1 million of proceeds from the exercise of common stock warrants, $0.4 million of proceeds from issuance of common stock under employee stock purchase plan, and $0.4 million of proceeds from the exercise of stock options.

Contractual Obligations

There have been no material changes outside the ordinary course of our business to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Off-Balance-Sheet Arrangements

As of June 30, 2026, we did not have any transactions, obligations or relationships that constitute off-balance sheet arrangements.

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

Trends, Events and Uncertainties

Research and development of new technologies are, by their nature, unpredictable. Although we undertake development efforts with commercially reasonable diligence, there can be no assurance that the net proceeds from our financings will be sufficient to enable us to develop our technology to the extent needed to generate future sales to sustain our operations. If we do not continue to have enough funds to sustain our operations, we will consider other options to continue the research and development of our technology, including, but not limited to, additional financing through follow-on and at-the-market stock offerings, debt financings, or co-development agreements and/or other alternatives.

We cannot assure investors that our technology will be adopted or that we will ever achieve sustainable revenue sufficient to support our operations. Even if we are able to generate revenue, there can be no assurances that we will be able to achieve profitability or positive operating cash flows. There can be no assurances that we will be able to secure additional financing in the future on acceptable terms or at all. If our technology cannot be used to successfully treat atrial fibrillation, tumors and nodules, or if our cash resources are insufficient to satisfy our ongoing cash needs, we would be required to, among other things, delay, scale back or eliminate some or all of our activities, reduce headcount, trim research and product development programs, discontinue clinical trials, stop all or some of our manufacturing operations, defer capital expenditures, deregister from being a publicly traded company and delist from Nasdaq, license our potential products or technologies to third parties, possibly on terms that cannot sustain our current business, or curtail, suspend or discontinue our operations entirely.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive and principal financial officers, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective (a) to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (b) to include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act, as amended, that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

●

We can provide no assurance that our clinical product candidates, including our product candidates for the treatment of atrial fibrillation (“AF”), such as our nPulse Cardiac Clamp and our nPulse Cardiac Catheter, will obtain regulatory approval or that the results of clinical studies will be favorable.

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

●

Our Co-Chairman, Robert Duggan, owns approximately 70% of the voting power of the outstanding shares of our common stock and, as a result, investors may have limited ability to affect either the corporate governance of the Company or the taking of certain major decisions.

Risks Related to Owning Our Common Stock

●

Substantial future sales of our shares of common stock in the public market, or the perception that these sales could occur, could cause the price of the shares to decline significantly, even if our business is doing well.

●	The prices of our shares of common stock may be volatile and fluctuate substantially, which could result in substantial losses for our stockholders.

●	Approximately 70% of our outstanding shares are owned by our Co-Chairman and his affiliates, which reduces liquidity of our stock. Historically, our trading volume on Nasdaq has been low.

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

Successfully commercializing medical devices such as ours is a complex and uncertain process. We began marketing and selling the nPulse System in the United States, Canada, and certain limited European markets in late 2021 to dermatologists through a limited direct sales force. In January 2022, we established an operating company in the Netherlands to further enhance our operations in Europe. However, in 2022 and 2023, we eliminated all of our full-time sales and marketing positions and, as of June 30, 2026, we had no international sales force and very few employees in the Unites States with sales and marketing experience. We have only just recently begun to market and sell our Vybrance Percutaneous Electrode System. We therefore have had limited experience marketing and selling the nPulse System and our revenue and cash flows have been limited, volatile and difficult to predict.

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

We have incorporated, and continue to explore ways to further incorporate, artificial intelligence (“AI”) technologies, including generative AI and machine learning, into certain of our internal operations. AI tools are complex and rapidly evolving and may prove flawed, incomplete, biased, or inaccurate in their outputs, which could adversely affect business decisions, expose us to legal claims, and harm our reputation; additionally, employees using AI tools could inadvertently disclose Company confidential information or trade secrets. Also, as a small company with limited resources, we may be unable to access or deploy the most advanced AI tools available, potentially placing us at a competitive disadvantage relative to better-resourced competitors. Moreover, the regulatory landscape governing AI use is subject to rapid and ongoing change, and this risk is particularly acute for us as a medical device company operating in the healthcare industry, where AI regulation is developing especially quickly — including through the EU AI Act, emerging U.S. state AI laws, executive orders imposing transparency requirements on AI used in certified health information technology, and evolving FDA guidance. Our limited resources may make it especially difficult to monitor and achieve timely compliance with new or evolving obligations, and failure to do so could subject us to enforcement actions, fines, or litigation.

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

●

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the rule, such as health plans, healthcare clearinghouses and healthcare providers as well as their business associates that perform certain services for or on their behalf involving the use or disclosure of individually identifiable health information;

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

●

the California Consumer Privacy Act (“CCPA”) and California Privacy Rights Act (“CPRA”), which require covered companies, such as companies with over $25 million in annual gross revenue, to, among other things, provide certain disclosures to California consumers and afford such consumers certain abilities to opt-out of certain sales of personal information, conduct and document data protection assessments for high-risk processing, maintain systems to respond to consumer requests, and provide detailed privacy notices explaining data collection, use, retention, and disclosure practices;

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

A majority percentage of our outstanding stock is held by Robert W. Duggan, Co-Chairman of our Board, who beneficially owns approximately 70% of our common stock outstanding as of June 30, 2026. As a result, Mr. Duggan has control over corporate actions requiring stockholder approval, including the following actions:

●	to elect or defeat the election of our directors;

●	to amend or prevent amendment of our certificate of incorporation or bylaws;

●	to effect or prevent a merger, sale of assets or other corporate transaction; and

●	to control the outcome of any other matter submitted to our stockholders for vote.

Mr. Duggan’s controlling interest in the Company also creates the potential for conflicts of interest which could be viewed unfavorably by minority stockholders, thereby hurting our stock price. For example, in November 2021, we engaged outside legal counsel to represent the Company even though the same legal counsel currently represents Mr. Duggan personally in other matters. In prior years, this legal counsel represented Mr. Duggan in certain related party transactions with the Company and could represent both the Company and Mr. Duggan in future related party transactions. Three of our directors, including Mr. Duggan and Manmeet Soni, our Lead Independent Director and Audit Committee Chairman, are executives at Summit Therapeutics Inc., another company in which Mr. Duggan holds a controlling equity interest. There are no family relationships among any of our directors or executive officers, except that Mr. Duggan and Dr. Zanganeh are married and their beneficial ownership together is 71%.

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

Robert W. Duggan is our Co-Chairman, and he beneficially owns approximately 70% of our common stock outstanding as of June 30, 2026. In addition, Mr. Duggan is not subject to any contractual restrictions on his ability to acquire additional shares of common stock, and any such purchases, including purchases of equity securities in connection with any rights offerings or any alternative equity or equity-linked offering that we may conduct, could result in his acquisition of a majority of our common stock. As a result of Mr. Duggan’s controlling ownership and position as Co-Chairman, others may be less inclined to pursue an acquisition of us and therefore we may not have the opportunity to be acquired in a transaction that stockholders might otherwise deem favorable, including transactions in which our stockholders might realize a substantial premium for their shares. In addition, public speculation regarding Mr. Duggan, as well as our relationship with Mr. Duggan, could cause our stock price to fluctuate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2026, we completed no unregistered sale of our securities.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the six months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Segment Reporting

As further discussed in Note 8 “Segment Reporting” of the Company’s footnotes to our condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, the Company recast prior period significant expenses to conform with current period presentation. Previously facilities and IT costs were included within general and administration expenses. Beginning April 1, 2026, facilities and IT costs are allocated across the significant expense categories based on the methodology used within our GAAP income statement presentation. The recast of prior period information had no impact on the Company's condensed consolidated balance sheets, statements of operations, or statements of cash flows.

This information is intended to assist investors in making comparisons of the Company’s historical financial information with future financial information. The reported financial information below has been reclassified to conform to the current presentation.

The tables below summarizes the reclassified presentation of the Company’s segment reporting:

	Three Months Ended March 31,
	2026	2025
Product revenue	$401	$—

Adjusted cost of product revenue[1]	326	—
Cross platform research and engineering[2]	5,180	3,950
R&D manufacturing and engineering[3]	2,349	1,795
Clinical and regulatory[4]	3,260	1,760
General and administrative[5]	3,941	2,720
Sales and marketing[6]	2,328	1,856
Other segment items[7]	2,167	5,963
Total other income, net	(569)	(1,249)
Net loss	$(18,581)	$(16,795)

	Year Ended December 31,
	2025	2024
Product revenue	$350	$—

Adjusted cost of product revenue[1]	437	—
Cross platform research and engineering[2]	16,198	15,644
R&D manufacturing and engineering[3]	9,533	5,492
Clinical and regulatory[4]	9,260	4,708
General and administrative[5]	10,918	12,187
Sales and marketing[6]	8,415	3,462
Other segment items[7]	22,528	14,764
Total other income, net	(4,158)	(2,672)
Net loss	$(72,781)	$(53,585)

_______________

1. Adjusted cost of product revenue includes material costs, cash compensation costs, fees paid to consultants and outside service providers and organizations, and other expenses relating to manufacturing the Company’s commercial products. It does not include stock-based compensation, depreciation, amortization — see descriptions of Other segment items in footnote 7 below.

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

5. General and administrative includes compensation costs and fees paid to consultants and outside service providers and organizations in support of the administrative functions of the Company, including finance, legal, and human resources.

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

PULSE BIOSCIENCES, INC.

Date: August 6, 2026	By:	/s/ Paul A. LaViolette
Paul A. LaViolette
President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Jon Skinner
Jon Skinner
Chief Financial Officer (Principal Financial Officer)

Date: August 6, 2026	By:	/s/ Steven Weber
Steven Weber
VP of Accounting and Global Corporate Controller (Principal Accounting Officer)