Form 10-Q
period 2026-09-30
PULSE BIOSCIENCES, INC.
filed 2026-11-05
CIK 1625101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-37744

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

The number of shares of the registrant’s common stock outstanding as of November 2, 2026 was 73,548,924.

PULSE BIOSCIENCES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2026

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PULSE BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$36,725	$80,735
Marketable securities	152,469	—
Accounts receivable	297	274
Inventory	232	136
Prepaid expenses and other current assets	2,485	2,276
Total current assets	192,208	83,421

Property and equipment, net	1,073	1,051
Intangible assets, net	55	575
Goodwill	2,791	2,791
Right-of-use assets	5,059	6,010
Other assets	398	691
Total assets	$201,584	$94,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,018	$2,777
Accrued liabilities	8,630	3,576
Lease liability, current	1,747	1,570
Total current liabilities	13,395	7,923

Lease liability, less current portion	4,616	5,960
Total liabilities	18,011	13,883

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized – 50,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized – 500,000,000 shares; issued and outstanding – 73,314,797 shares and 67,839,689 shares as of September 30, 2026 and December 31, 2025, respectively	73	68
Additional paid-in capital	713,153	543,869
Accumulated other comprehensive loss	(83)	—
Accumulated deficit	(529,570)	(463,281)
Total stockholders’ equity	183,573	80,656
Total liabilities and stockholders’ equity	$201,584	$94,539

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Product revenue	$395	$86	$1,230	$86

Cost and expenses:
Cost of product revenue	191	279	834	279
Research and development	16,848	11,393	46,414	33,794
Selling, general and administrative	7,648	8,781	22,696	24,699
Total cost and expenses	24,687	20,453	69,944	58,772
Loss from operations	(24,292)	(20,367)	(68,714)	(58,686)

Other income (expense):
Interest income	1,205	1,001	2,398	3,385
Other income (expense)	36	(19)	27	(47)
Total other income	1,241	982	2,425	3,338
Net loss	$(23,051)	$(19,385)	$(66,289)	$(55,348)

Net loss per share, basic and diluted	$(0.32)	$(0.29)	$(0.95)	$(0.82)
Weighted average common shares outstanding, basic and diluted	71,929,228	67,385,281	69,722,351	67,263,426

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(23,051)	$(19,385)	$(66,289)	$(55,348)
Other comprehensive (loss) income:
Unrealized loss on marketable securities	(83)	—	(83)	—
Comprehensive loss	$(23,134)	$(19,385)	$(66,372)	$(55,348)

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance—December 31, 2025	67,839,689	$68	$543,869	$—	$(463,281)	$80,656
Issuance of common stock upon exercise of warrants, net of issuance costs	9,321	—	100	—	—	100
Issuance of common stock upon exercise of stock options	339,840	—	1,746	—	—	1,746
Issuance of common stock under employee stock purchase plan	36,217	—	465	—	—	465
Stock-based compensation expense	—	—	1,912	—	—	1,912
Net loss	—	—	—	—	(18,581)	(18,581)
Balance—March 31, 2026	68,225,067	68	548,092	—	(481,862)	66,298
Issuance of common stock under at-the-market offering program, net of issuance costs	1,919,821	2	46,848	—	—	46,850
Issuance of common stock upon exercise of warrants, net of issuance costs	43,243	—	476	—	—	476
Issuance of common stock upon exercise of stock options	611,831	1	5,559	—	—	5,560
Stock-based compensation expense	—	—	4,973	—	—	4,973
Net loss	—	—	—	—	(24,657)	(24,657)
Balance—June 30, 2026	70,799,962	71	605,948	—	(506,519)	99,500
Issuance of common stock under at-the-market offering program, net of issuance costs	2,097,180	2	95,808	—	—	95,810
Issuance of common stock upon exercise of stock options	267,464	—	4,381	—	—	4,381
Issuance of common stock upon exercise of warrants, net of issuance costs	124,896	—	1,369	—	—	1,369
Issuance of common stock under employee stock purchase plan	25,295	—	335	—	—	335
Stock-based compensation expense	—	—	5,312	—	—	5,312
Unrealized loss on marketable securities	—	—	—	(83)	—	(83)
Net loss	—	—	—	—	(23,051)	(23,051)
Balance—September 30, 2026	73,314,797	$73	$713,153	$(83)	$(529,570)	$183,573

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2024	65,925,503	$66	$505,296	$—	$(390,500)	$114,862
Issuance of common stock upon exercise of warrants, net of issuance costs	1,271,453	1	13,971	—	—	13,972
Issuance of common stock upon exercise of stock options	51,000	—	380	—	—	380
Issuance of common stock under employee stock purchase plan	25,844	—	352	—	—	352
Stock-based compensation expense	—	—	5,681	—	—	5,681
Net loss	—	—	—	—	(16,795)	(16,795)
Balance—March 31, 2025	67,273,800	67	525,680	—	(407,295)	118,452
Issuance of common stock upon exercise of warrants, net of issuance costs	332	—	2	—	—	2
Issuance of common stock upon exercise of stock options	3,750	—	12	—	—	12
Stock-based compensation expense	—	—	5,189	—	—	5,189
Net loss	—	—	—	—	(19,168)	(19,168)
Balance—June 30, 2025	67,277,882	67	530,883	—	(426,463)	104,487
Issuance of common stock upon exercise of stock options	438,681	1	1,707	—	—	1,708
Issuance of common stock under employee stock purchase plan	18,752	—	241	—	—	241
Issuance of common stock upon exercise of warrants, net of issuance costs	2,453	—	25	—	—	25
Stock-based compensation expense	—	—	5,618	—	—	5,618
Net loss	—	—	—	—	(19,385)	(19,385)
Balance—September 30, 2025	67,737,768	$68	$538,474	$—	$(445,848)	$92,694

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(66,289)	$(55,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	270	313
Amortization of intangible assets	500	499
Stock-based compensation	12,197	16,487
Accretion of discounts on marketable securities	(204)	—
Non-cash lease expense	951	847
Write-off of deferred issuance costs	281	—
Other	20	—
Changes in operating assets and liabilities:
Accounts receivable	(23)	(15)
Inventory	(96)	(57)
Prepaid expenses and other current assets	(216)	(552)
Other non-current assets	12	(28)
Accounts payable	166	1,318
Accrued liabilities	5,021	(1,823)
Lease liabilities, net	(1,167)	(1,008)
Net cash used in operating activities	(48,577)	(39,367)

Cash flows from investing activities:
Purchases of marketable securities	(152,348)	—
Purchases of property and equipment	(265)	(210)
Purchases of intangible assets	—	(20)
Net cash used in investing activities	(152,613)	(230)

Cash flows from financing activities:
Proceeds from issuance of common stock under at-the-market offering program, net of issuance costs	142,743	—
Proceeds from exercises of stock options	11,662	2,100
Proceeds from issuance of common stock under employee stock purchase plan	800	593
Proceeds from exercises of warrants, net of issuance costs	1,975	14,080
Net cash provided by financing activities	157,180	16,773
Net decrease in cash and cash equivalents	(44,010)	(22,824)

Cash and cash equivalents at beginning of period	80,735	118,038
Cash and cash equivalents at end of period	$36,725	$95,214

Supplemental disclosure of noncash investing and financing activities:
Proceeds from exercise of stock options not yet received	$38	$—
Unpaid at-the-market offering program issuance costs	$83	$—
Unpaid amounts related to purchase of equipment	$35	$24
Unpaid warrant issuance costs	$—	$1

See accompanying notes to the condensed consolidated financial statements.

PULSE BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Description of the Business

Pulse Biosciences, Inc. is a novel ablation company committed to health innovation using its patented Nano-pulse Stimulation (“NPS”) technology, a revolutionary energy modality that delivers nanosecond-duration pulses of electrical energy, each less than a millionth of a second long, to nonthermally clear or kill targeted cells. NPS technology, also referred to as a Nanosecond Pulsed-Field Ablation (“nsPFA”) energy when used to ablate cellular tissue, can be used to treat a variety of medical conditions for which an optimal solution remains unfulfilled. The Company developed its proprietary nPulse System, a novel nsPFA delivery platform, and commercialized the initial application of its nsPFA energy to treat benign lesions of the skin and in parallel, designed a variety of applicators, or disposables, to explore the potential use of the nPulse platform in other medical specialties. Based on its preclinical experience and the potential to significantly improve outcomes for patients in a large and growing market, the Company decided to focus its primary efforts on the use of nsPFA energy and the nPulse platform in the treatment of atrial fibrillation (“AF”), and in a select few other markets where it could have a profound positive impact on healthcare for both patients and providers, such as surgical soft tissue ablation.

The Company is incorporated in the State of Delaware. It is located in Hayward, California. The Company maintains its website at www.pulsebiosciences.com where general information about the Company is available.

Liquidity and Capital Resources

The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $529.6 million as of September 30, 2026. As of September 30, 2026, the Company had cash, cash equivalents and marketable securities of $189.2 million. The Company believes that the existing financial resources are sufficient to continue operating activities for at least one year past the issuance date of these condensed consolidated financial statements.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with the Company’s  December 31, 2025 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The condensed consolidated financial statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) and, as permitted by such rules and regulations, omit certain information and footnote disclosures necessary to present the financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The condensed consolidated balance sheet as of  December 31, 2025 was derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended  December 31, 2025. The results of operations for the nine months ended  September 30, 2026, are not necessarily indicative of the results to be expected for the entire year or any future periods.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, and marketable securities. The Company invests in money market funds, U.S. treasury securities, and certificates of deposit. Deposits held with banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses since inception on such accounts or any credit losses with respect to its cash equivalents and investments and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

Financial instruments carried at fair value include cash, cash equivalents and marketable securities. Financial instruments classified within Level 2 of the fair value hierarchy are valued based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from its investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, or historical pricing trends of a security relative to its peers. The carrying amounts of accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash and cash equivalents. Cash equivalents consist primarily of amounts invested in money market funds and are stated at fair value.

Marketable Securities

The Company’s marketable securities have been classified and accounted for as available-for-sale securities. Fixed income securities consist of U.S. treasury securities and certificates of deposit. The specific identification method is used to determine the cost basis of fixed income securities sold. These securities are recorded on the condensed consolidated balance sheets at fair value. Unrealized gains and losses on these securities are included as a separate component of accumulated other comprehensive income or loss. The cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in other income (expense). All available-for-sale securities are considered available to support current operations and are classified as current assets. The Company presents any credit losses identified as an allowance rather than as a reduction in the amortized cost of the available-for-sale securities.

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value and recognized in other income (expense) in the condensed consolidated statements of operations. If neither criteria is met, the Company evaluates whether the decline in fair value is related to credit-related factors or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. Credit-related impairment losses, limited by the amount that the fair value is less than the amortized cost basis, are recorded through an allowance for credit losses in other income (expense).

Any unrealized losses from declines in fair value below the amortized cost basis as a result of non-credit factors are recognized in accumulated other comprehensive income, net of tax as a separate component of stockholders’ equity, along with unrealized gains. Realized gains and losses and declines in fair value, if any, on available-for-sale securities are included in other income (expense) in the condensed consolidated statements of operations.

For purposes of identifying and measuring credit-related impairments, the Company’s policy is to exclude applicable accrued interest from both the fair value and amortized cost basis of the related security. The Company has elected to write-off uncollectible accrued interest receivable balances in a timely manner, which is defined by the Company as when interest due becomes 90 days delinquent. The accrued interest write-off will be recorded by reversing interest income. Accrued interest receivable is recorded to prepaid expenses and other current assets on the condensed consolidated balance sheets.

Accounts Receivable

Accounts receivable are recorded at invoice value, net of any allowance for credit losses. The allowance for credit losses is based on the Company’s assessment of the collectability of customer accounts. The Company’s expected loss allowance methodology for receivables considers factors such as historical collection experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. Any amounts deemed uncollectible are written off against the allowance for credit losses. There was no allowance for credit losses as of September 30, 2026 and December 31, 2025.

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

During the year ended December 31, 2025, the Company determined that inventory costs had future economic benefit subsequent to receiving FDA approval, and as such, it began to capitalize inventory for its limited market release of percutaneous electrodes for its Vybrance Percutaneous Electrode System. Prior to capitalizing inventory, all direct and indirect manufacturing costs were charged to research and development expenses in the period incurred or written off as excess and obsolete inventory in 2022, including previously manufactured consoles.

Property and Equipment

Property and Equipment is recorded at cost and depreciated using the straight-line method over their estimated useful lives, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life. Upon the sale or retirement of property and equipment, the costs and related accumulated depreciation and amortization are removed from the condensed consolidated balance sheet and the resulting gain or loss is reflected in operating expenses in the condensed consolidated statement of operations. Maintenance and repairs are charged to operations as incurred.

Intangible Assets

The Company’s intangible assets consist of acquired patents and licenses, which are amortized over their estimated useful lives of twelve years.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, consisting of property and equipment and intangible assets, for impairment during each fiscal year or when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. During the three and nine months ended September 30, 2026, the Company recognized no impairment losses and an impairment loss of less than $0.1 million, respectively, related to an intangible asset. The Company concluded that the remaining long-lived assets did not have any indicators of impairment as of September 30, 2026. There were no impairment losses recognized in the other periods presented.

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

Accrued Research and Development Expenses

The Company accrues liabilities for estimated costs of research and development activities conducted by its third-party service providers, which include the conduct of preclinical and clinical studies. The estimated costs of research and development activities are recorded based upon the estimated amount of services provided but not yet invoiced, and these costs are included in accrued liabilities on the condensed consolidated balance sheets and within research and development expense on the condensed consolidated statements of operations.

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

Patent Expenses

The Company is the owner of numerous domestic and foreign patents. Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and any related patent applications, patent costs not related to acquired patents, including patent-related legal fees, filing fees and other costs, including internally generated costs, are expensed as incurred. Patent expenses are included in selling, general and administrative expenses in the condensed consolidated statements of operations.

Stock-Based Compensation

The Company’s stock-based compensation programs include stock options, restricted stock units (RSUs), and an employee stock purchase program. The Company periodically issues stock options and RSUs to officers, directors, employees, and consultants for services rendered. Such issuances vest and expire according to terms established at the issuance date. In general, stock options granted are recognized in the financial statements based on their grant date fair values, which are estimated using the Black-Scholes option-pricing model or the Monte Carlo simulation model. The grant date fair value of RSUs is estimated based on the closing stock price of the Company’s common stock on the date of grant. The Company accounts for forfeitures as they occur. The Company has granted stock options with service-based, performance-based, market-based, and both market-based and performance-based vesting conditions and granted RSUs with service-based and performance-based vesting conditions.

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

The Company accounts for income tax contingencies using a benefit recognition model. If it considers that a tax position is more likely than not to be sustained upon audit, based solely on the technical merits of the position, it recognizes the benefit. The Company measures the benefit by determining the amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. The Company is subject to taxation in the United States federal jurisdiction, and various state jurisdictions. The net operating loss and research and development credit carryforwards that are available for utilization in future years may be subject to examination by federal and state tax authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of September 30, 2026 and December 31, 2025, there were no significant accruals for interest related to unrecognized tax benefits or tax penalties.

Comprehensive Loss

Comprehensive loss represents the net loss for the period and other comprehensive loss. Other comprehensive loss reflects certain gains and losses that are recorded as a component of stockholders’ equity and are not reflected in the condensed consolidated statements of operations. The Company’s other comprehensive loss consists of changes in unrealized gains and losses on available-for-sale securities.

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

Note 3. Fair Value Measurement and Marketable Securities

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables set forth the fair value of the Company’s financial assets, which consist of cash equivalents and marketable securities measured and recognized at fair value (in thousands):

		September 30, 2026
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	Level 1	$31,982	$—	$—	$31,982
Marketable securities:
U.S. treasury securities	Level 1	127,552	—	(68)	127,484
Certificate of deposit	Level 2	25,000	—	(15)	24,985
Total		$184,534	$—	$(83)	$184,451

		December 31, 2025
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	Level 1	$75,025	$—	$—	$75,025
Total		$75,025	$—	$—	$75,025

The Company measures the fair value of money market funds and U.S. treasury securities on quoted prices in active markets for identical asset or liabilities. The Level 2 asset includes a certificate of deposit and is valued based on quoted prices for similar assets in active markets and inputs other than quoted prices that are derived from observable market data.

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Levels 1, 2, and 3 during the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026 and December 31, 2025, there were no financial instruments classified as Level 3 and there were no available-for-sale securities held as of December 31, 2025.

The following table summarizes the available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of September 30, 2026, aggregated by major security type and length of time in a continuous unrealized loss position:

	September 30, 2026
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$127,484	$(68)	$—	$—	$127,484	$(68)
Certificate of deposit	24,985	(15)	—		24,985	(15)
Total	$152,469	$(83)	$—	$—	$152,469	$(83)

As of September 30, 2026, the Company held 2 debt securities with an unrealized loss position. The Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not to a credit loss or other factors. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect it will be required to sell the securities before recovery of the unamortized cost basis. As of September 30, 2026, an allowance for credit losses has not been recognized. Given the Company's intent and ability to hold such securities until recovery, and the lack of significant change in credit risk of these investments, it does not consider these marketable securities impaired as of September 30, 2026.

There were no realized gains or losses on marketable securities for the three and nine months ended September 30, 2026 and 2025. Interest on cash equivalents and marketable securities is included in interest income. As of September 30, 2026 and December 31, 2025, the Company had accrued interest receivable of $0.2 million and $0.3 million, respectively, which was included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

As of September 30, 2026 and December 31, 2025, the Company’s cash equivalents and marketable securities had contractual maturities of less than one year.

Note 4. Accrued Liabilities

In March 2026, the Company announced a strategic and organizational realignment to prioritize and accelerate the development of its nsPFA electrophysiology catheters and other cardiac devices for the treatment of atrial fibrillation (the “2026 Realignment”). In connection with the 2026 Realignment, the Company recognized severance and one-time termination expenses of $0.6 million, with $0.5 million in payments remitted as of September 30, 2026.

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Accrued compensation-related costs	$4,312	$1,979
Accrued research and development services	3,199	877
Accrued professional services	553	357
Accrued 2026 Realignment severance	74	—
Accrued other	492	363
Total accrued liabilities	$8,630	$3,576

Note 5. Stockholders' Equity

Preferred Stock

The Company has authorized a total of 50,000,000 shares of preferred stock, par value $0.001 per share, none of which were outstanding as of  September 30, 2026 and December 31, 2025. The Company’s Board of Directors (the “Board”) has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, without any further vote or action by the Company’s stockholders.

Common Stock

The Company has authorized a total of 500,000,000 shares of common stock, par value $0.001 per share.

At-The-Market Stock Offerings

The Company entered into the following sales agreements with sales agents to issue and sell shares of its common stock under at-the-market offering programs (the “ATM Programs”) during the nine months ended September 30, 2026 (in thousands):

		Maximum	Available for Sale
		Aggregate	as of
Contract Date	Sales Agent	Offering Price	September 30, 2026	Reference
February 19, 2026	TD Securities LLC	$60,000	$—	February 2026 ATM
August 6, 2026	Mizuho Securities USA LLC	$75,000	$—	August 2026 ATM
September 15, 2026	Mizuho Securities USA LLC	$85,000	$73,862	September 2026 ATM

The following table summarizes shares of common stock issued and sold by the Company, and net proceeds, after deducting commissions and offering costs, under the ATM Programs (in thousands, except shares):

	Three Months Ended		Nine Months Ended
	September 30, 2026		September 30, 2026
	Shares	Net Proceeds	Shares	Net Proceeds
February 2026 ATM	388,949	$10,729	2,308,770	$57,579
August 2026 ATM	1,495,887	74,149	1,495,887	74,149
September 2026 ATM	212,344	10,932	212,344	10,932
Total	2,097,180	$95,810	4,017,001	$142,660

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

In February 2025, the Company redeemed the first tranche of common stock warrants, pursuant to the 150% redemption feature, totaling 36,442 warrants, which would have entitled the holders to purchase up to 18,221 shares of common stock. In July 2026, the Company redeemed the second tranche of common stock warrants, pursuant to the 200% redemption feature, totaling 50,607 warrants, which would have entitled the holders to purchase up to 25,303 shares of common stock. As of September 30, 2026, there were no outstanding 2024 Rights Offering Warrants.

For the nine months ended September 30, 2026 and 2025, the Company received gross proceeds of $2.0 million and $14.1 million, respectively, from exercises of the 2024 Rights Offering Warrants. Cumulatively, as of September 30, 2026, the Company has received total gross proceeds of $65.5 million from exercises of the 2024 Rights Offering Warrants.

	Number of Warrants	Exercise Price	Remaining Contractual Life
			(in years)
Warrants outstanding as of December 31, 2025	405,624	$11.00	3.49
Exercised	(355,017)	11.00	—
Redeemed	(50,607)	—	—
Warrants outstanding as of September 30, 2026	—	$—	—

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

Subject to an annual evergreen increase and adjustment in the case of certain capitalization events, the Company initially reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to awards under the 2017 Plan. In addition, shares remaining available under the Company’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”), and shares reserved but not issued pursuant to outstanding equity awards that expire or terminate without being exercised or that are forfeited or repurchased by the Company will be added to the shares of common stock available for issuance under the 2017 Plan. The 2017 Plan is administered by the Compensation Committee of the Board. The number of shares of the Company’s common stock available for issuance under the 2017 Plan also include an annual increase on the first day of each fiscal year, equal to the least of (i) 1,200,000 shares, (ii) 4% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. As a result of this provision, an additional 1,200,000 shares became available for issuance under the 2017 Plan on January 1, 2026. As of September 30, 2026, 3,180,347 shares of common stock remained available for issuance under the 2017 Plan.

2017 Inducement Equity Incentive Plan

In November 2017, the Board adopted the 2017 Inducement Equity Incentive Plan (the “Inducement Plan”) without stockholder approval and initially reserved 1,000,000 shares of the Company’s common stock for insurance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan has a 10-year term and provides for the grant of equity-based awards, including non-statutory stock options, RSUs, restricted stock, stock appreciation rights, performance shares and performance units, and its terms are substantially similar to the 2017 Plan, including with respect to treatment of equity awards in the event of a “merger” or “change in control” as defined under the Inducement Plan. Options issued under the Inducement Plan may have a term up to ten years and have variable vesting provisions. New hire grants generally vest 25% per year starting upon the first anniversary of the grant. Equity-based awards issued under the Inducement Plan are only issuable to individuals not previously engaged as employees or non-employee directors of the Company prior to the Inducement Plan’s adoption date. As of September 30, 2026, 1,591,659 shares of common stock were available for issuance under the Inducement Plan.

2017 Employee Stock Purchase Plan

In May 2017, the Board adopted, and the Company’s stockholders approved, the Company’s 2017 Employee Stock Purchase Plan (the “2017 ESPP”).

The 2017 ESPP is a broad-based plan that provides employees of the Company and its designated affiliates with the opportunity to become stockholders through periodic payroll deductions that are applied towards the purchase of Company common shares at a discount from the then-current market price. Subject to adjustment in the case of certain capitalization events, a total of 250,000 common shares of the Company were available for purchase at adoption of the 2017 ESPP. Pursuant to the 2017 ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 450,000 shares, (ii) 1.5% of the Company’s common stock outstanding as of December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Board. As a result of this provision, an additional 450,000 shares became available for issuance under the 2017 ESPP on January 1, 2026. As of September 30, 2026, 1,240,070 shares of common stock were available for issuance under the 2017 ESPP.

Equity Awards

The Company has granted stock options with service-based, performance-based, market-based, and both market-based and performance-based vesting conditions and has granted RSUs with service-based and performance-based vesting conditions. The Company grants service-based options and RSUs which vest and become exercisable, subject to the individual’s continued employment or service through the applicable vesting date. Service-based options and RSUs can have various vesting schedules, the most common vest schedules are for new hire stock option grants, which generally vest 25% per year starting upon the first anniversary of hire.

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

Stock Options

A summary of stock option activity for the nine months ended  September 30, 2026 is as follows:

	Stock Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balances—December 31, 2025	13,086,288	$11.87	6.99	$58,029
Granted	1,329,769	20.64
Exercised	(1,219,135)	9.59
Cancelled	(1,957,227)	6.74
Balances—September 30, 2026	11,239,695	14.05	6.70	403,165
Exercisable—September 30, 2026	4,527,163	$14.44	4.86	$160,616

The aggregate intrinsic value of stock options exercised was $23.9 million and $6.2 million for the nine months ended September 30, 2026 and 2025, respectively. Intrinsic values of options exercised are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock on the date of exercise. Intrinsic values of options outstanding are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock as of the reporting date.

The weighted-average grant date fair value of options granted was $16.37 and $15.19 per share for the nine months ended September 30, 2026 and 2025, respectively.

Restricted Stock Units (RSUs)

A summary of restricted stock unit activity for the nine months ended September 30, 2026 is as follows:

	RSUs Outstanding
	Shares of Common Stock Issuable for RSUs	Weighted-Average Grant Date Fair Value
Balances—December 31, 2025	—	$—
Granted	575,000	20.11
Vested and released	—	—
Cancelled	—	—
Balances—September 30, 2026	575,000	$20.11

Stock-Based Compensation Expense

Total stock-based compensation expense in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of product revenue	$20	$52	$92	$52
Research and development	2,275	2,232	6,560	7,329
Selling, general and administrative	3,017	3,333	5,545	9,106
Total stock-based compensation expense	$5,312	$5,617	$12,197	$16,487

As of September 30, 2026, not all of the performance conditions of the performance-based stock awards and the market-based and performance-based stock awards are probable to be achieved. Stock-based compensation expense has only been recognized for those conditions that are assumed to be probable.

Total stock-based compensation expense by award type is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Service-based options	$4,149	$3,937	$10,546	$11,623
Market-based options	454	1,577	290	4,581
Service-based RSUs	615	—	1,123	—
ESPP	94	103	238	283
Total stock-based compensation expense	$5,312	$5,617	$12,197	$16,487

As of September 30, 2026, the total unrecognized stock-based compensation expense and the weighted-average period in which the expense is expected to be recognized were as follows:

	Unrecognized Stock-Based Compensation Expense	Weighted-Average Recognition Period
	(in thousands)	(in years)
Service-based options	$25,256	5.2
Service-based RSUs	5,487	2.5
Market-based options	3,999	1.4
Market and performance-based options	29,693	When probable of occurring
Performance-based options	83	When probable of occurring
Performance-based RSUs	4,956	When probable of occurring
Total unrecognized stock-based compensation expense	$69,474

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

The following summarizes the range of assumptions used in calculating the fair value of the awards with stock options grouped by valuation methodology:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Service-Based Stock Options
Expected term (in years)	6.3	5.2 - 6.3	5.1 - 6.3	5.0 - 6.9
Expected volatility	92% - 94%	93% - 95%	92% - 96%	93% - 100%
Risk-free interest rate	4.1% - 4.3%	4.0% - 4.1%	3.7% - 4.3%	4.0% - 4.6%
Expected dividend yield	—	—	—	—
Market-Based, and Market and Performance-Based Stock Options
Expected term (in years)	—	2.2 - 4.5	6.5 - 7.2	2.2 - 8.9
Expected volatility	—	90%	90%	90%
Risk-free interest rate	—	3.9%	4.2%	3.9% - 4.6%
Expected dividend yield	—	—	—	—
ESPP
Expected term (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Expected volatility	75% - 81%	98%	72% - 87%	98%
Risk-free interest rate	3.9%	3.8% - 4.0%	3.6% - 3.9%	3.8% - 4.3%
Expected dividend yield	—	—	—	—

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

The following outstanding equity instruments were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	September 30,
	2026	2025
Common stock options	11,239,695	13,303,744
Warrants converted into common stock	—	205,953
Estimated shares issuable under the employee stock purchase plan	25,011	69,847
Restricted stock units	575,000	—
Total	11,839,706	13,579,544

Note 8. Segment Reporting

The Company conducts business as one operating and reportable segment relating to the research and development of the Company’s NPS technology. The Company’s chief executive officer, who is the chief operating decision maker (“CODM”), views the Company’s operations and manages its business in one operating segment. The CODM uses the Company’s consolidated net loss to monitor actual results as compared to the budget in assessing segment performance and allocation of resources. Managing and allocating resources on an entity-wide basis enables the CODM to assess the overall level of resources available and how to best deploy these resources across functions and research and development projects that are in line with the Company’s long-term company-wide strategic goals. Consistent with this decision-making process, the CODM uses financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources, and setting incentive targets. Operating expenses are used to monitor budget versus actual results. The CODM is regularly provided with more detailed expense information than what is included in our condensed consolidated statement of operations. All product sales are in the United States and there are no significant groupings of product revenue the CODM considers or reviews when making operating decisions and assessing performance.

To align with the significant expenses provided to the CODM since the second quarter of 2026, prior period significant expenses have been recast to conform with current period presentation. Previously facilities and IT costs were included within general and administration expenses. Beginning April 1, 2026, facilities and IT costs are allocated across the significant expense categories based on the allocation methodology used within our GAAP income statement presentation. The recast of prior period information had no impact on the Company’s condensed consolidated balance sheets, statements of operations, or statements of cash flows. See Item 5 – Other Information for the reclassified presentation of the Company’s prior period segment reporting disclosure.

The table below shows a reconciliation of the Company’s net loss, including the significant expense categories regularly provided to and reviewed by the CODM, as computed under U.S. GAAP to the Company’s total net loss in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Product revenue	$395	$86	$1,230	$86

Adjusted cost of product revenue[1]	171	224	742	224
Cross platform research and engineering[2]	5,908	4,047	17,165	12,583
R&D manufacturing and engineering[3]	2,700	2,465	8,250	7,201
Clinical and regulatory[4]	5,917	2,607	14,305	6,550
General and administrative[5]	3,404	2,868	11,893	8,329
Sales and marketing[6]	1,014	2,368	4,622	6,586
Other segment items[7]	5,573	5,874	12,967	17,299
Total other income, net	(1,241)	(982)	(2,425)	(3,338)
Net loss	$(23,051)	$(19,385)	$(66,289)	$(55,348)

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

As of September 30, 2026 and December 31, 2025, all of the Company’s long-lived assets are located in the United States.

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

In May 2026, Mr. Duggan and Mr. LaViolette purchased an aggregate of 675,233 shares of common stock under the February 2026 ATM at the prevailing market price of $19.69 per share, with Mr. Duggan purchasing 660,233 shares and Mr. LaViolette purchasing 15,000 shares. See Note 5 – Stockholders’ Equity for further details on the Company’s ATM sales.

Note 10. Subsequent Events

Subsequent to September 30, 2026, the Company sold 192,752 shares of common stock for net proceeds of $10.3 million under the September 2026 ATM.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q and those in our Annual Report on Form 10-K, filed with the SEC on February 19, 2026 as amended by Form 10-K/A filed with the SEC on April 30, 2026.

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

Overview

We are a novel ablation company committed to health innovation using our patented Nano-pulse Stimulation (“NPS”) technology, a revolutionary energy modality that delivers nanosecond-duration pulses of electrical energy, each less than a millionth of a second long, to nonthermally clear or kill targeted cells. NPS technology, also referred to as Nanosecond Pulsed-Field Ablation (“nsPFA”) technology when used to ablate cellular tissue, can be used to treat a variety of medical conditions for which an optimal solution remains unfulfilled. We developed our proprietary nPulse System, a novel nsPFA delivery platform, and commercialized the initial application of its nsPFA technology to treat benign lesions of the skin and in parallel, designed a variety of applicators, or disposables, to explore the potential use of the nPulse platform in other medical specialties. Based on our preclinical experience and the potential to significantly improve outcomes for patients in a large and growing market, we decided to focus our primary efforts on the use of nsPFA energy and the nPulse platform in the treatment of atrial fibrillation (“AF”), where approximately 1.9 million patients in the United States are diagnosed annually. This potentially represents a greater than $3.0 billion addressable market within electrophysiology alone combined with long-term double-digit growth. Additionally, we are also pursuing the treatment of atrial fibrillation via a surgical approach as well as select other markets where nsPFA technology could have a profound positive impact on healthcare for both patients and providers, such as surgical soft tissue ablation.

In March 2026, we announced a strategic realignment (“the 2026 Realignment”) to prioritize and accelerate the development of our nsPFA electrophysiology catheters and other cardiac devices for the treatment of AF. This initiative followed the release of our positive clinical data in February 2026 from our first in human feasibility study of our proprietary nPulse Cardiac Catheter System in patients with paroxysmal AF. In connection with the 2026 Realignment, we adjusted our capital allocation to prioritize the electrophysiology market development program and reduced short term market development investments in cardiac surgery and reduced investments in sales and marketing for the Vybrance Percutaneous Electrode System to focus on additional market development, including generating clinical data for both expanded reimbursement coverage and regulatory label claims.

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

Our proprietary catheter has been in development for several years and we have been working with leaders in the electrophysiology field to test the catheter in preclinical studies. After seeing encouraging preclinical results, in December 2023, we initiated a first-in-human clinical study in Prague, Czech Republic, to test our nPulse Cardiac Catheter System in patients with AF and both the acute data and initial remapping data from this study were compelling. We therefore expanded the initial clinical protocol in 2024 to include participation by two additional sites, including a clinical site in Rome, Italy, with Dr. Andrea Natale M.D., F.A.C.C., F.H.R.S., F.E.S.C., a world recognized leader in the electrophysiology field and the current Executive Director at the Texas Cardiac Arrhythmia Institute. To date, seven clinical investigators at these European sites, including Dr. Natale and Dr. Vivek Reddy, Director of Cardiac Arrhythmia Services at the Mount Sinai Fuster Heart Hospital in New York, have enrolled and treated more than 190 patients in this first-in-human study. In February 2026, at the AF Symposium, Dr. Reddy presented 6- and 12-month follow up data for the first 150 patients from this study. These data show 96% procedural success of evaluable patients at one year as well as early indications of the disruptive market potential for our nPulse catheter, such as total procedure times in the study of approximately 65 minutes per patient. This long-term data was further reinforced at the 2026 Heart Rhythm meeting with data from a total of 177 patients. The 5 second Cohort (n=141) showed 96.2% procedural success by 24-hour holter at one year in addition to 90% Kaplan-Meier estimated freedom from all atrial arrhythmias at one year.

Given the compelling data seen in the first-in-human study of our nPulse Cardiac Catheter, in 2025 we submitted an Investigational Device Exemption (IDE) application for review by the FDA to conduct a single-arm, multicenter, prospective study designed to demonstrate primary safety and effectiveness of the nsPFA Cardiac Catheter System for the treatment of recurrent drug-resistant symptomatic paroxysmal AF. In December 2025, the FDA approved our IDE submission, and the first patients were treated in April 2026 at St. Bernards Medical Center in Jonesboro, Arkansas, under the leadership of Devi Nair, MD, Principal Investigator of the Arrhythmia Research Group. In October 2026, we announced achievement of our enrollment target of 164 evaluable patients across 15 clinical sites and 36 operators. In total the study enrolled 169 evaluable patients with an additional 20 patients treated as roll-ins. We continue to believe we will need PMA approval from the FDA to market and sell our catheter with a paroxysmal and persistent AF indications in the United States. Upon PMA approval, we would expect to commercialize the nPulse Cardiac Catheter System in the United States, specifically as a treatment for AF, potentially through one or more strategic partnerships with electrophysiology market leaders.

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

In August 2024, we initiated a first-in-human clinical feasibility study of the nPulse Cardiac Surgical System in Europe. To date, we have enrolled more than 70 patients in this feasibility study of the cardiac clamp, a multi-center study of AF in Europe. All of the patients in our first-in-human study have tolerated the procedure well and acute clinical data have been encouraging. Additionally, ablation effectiveness and durability results, including three-month post procedure electro anatomical mapping results, were presented at the European Heart Rhythm Association 2026 meeting, with 34 patients showing 94% durable and consistent pulmonary vein isolation, 100% posterior box isolation, and 41 second average total ablation time.

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

In October 2026, we completed our first-in-human evaluation of an investigational nPulse cardiac surgical ablation pen, which we designed to create linear ablations. This was conducted as part of our first-in-human feasibility study for the nPulse Cardiac Surgery System in Europe and we intend to include the cardiac pen in future clinical studies. We believe that the cardiac pen, when used in conjunction with our cardiac surgical clamp, will provide surgeons additional flexibility to create complete various lesion sets.

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

In September 2025, we commenced a clinical trial (PRECISE-BTN) to generate clinical evidence to demonstrate the safety and effectiveness of this less-invasive thyroid-preserving procedure and support commercialization of the Vybrance System in the United States. In this study, benign thyroid nodule soft tissue ablation procedures will be performed on up to 100 patients at up to four sites, an expansion from the original design of 50 patients. Study endpoints evaluated during the follow-up timepoints will include safety, targeted nodule volume reduction, symptom reduction, and improvements in quality of life and cosmesis over various follow-up periods. In September 2026, we announced the completion of enrollment in the PRECISE-BTN clinical study. Preliminary data on PRECISE-BTN was presented at the 2026 American Thyroid Association Annual Meeting highlighting the primary endpoint of a single non-thermal nsPFA treatment reducing nodule volume by greater than 50% achieved in 86% of patients, an average 78% improvement to overall quality of life score at 6 months, and no serious adverse events. Full data is expected upon completion of the study's 12-month follow-up for all patients. We expect to pursue more clinical evidenced-based milestones in connection with further market development of our Vybrance System.

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

Financing Our Business

Over the past few years, Robert Duggan, our majority stockholder and Co-Chairman, has made significant investments in our Company to fund its operations. In June 2024, for example, when we completed a rights offering of units to our existing stockholders to raise $60.0 million in aggregate, Mr. Duggan purchased approximately 88% of the shares offered through the offering. Mr. Duggan may or may not elect to participate in any number of future fundraisings by the Company, whether similar to those described above or otherwise, and he may choose to invest more than his current pro rata share in any of these fundraisings, or alternatively he may offer to provide additional debt financing as may be needed to fund operations.

In February 2026, we entered into a sales agreement with TD Securities LLC, as sales agent, to issue and sell shares of our common stock for an aggregate offering price of $60 million under an at-the-market (the “February 2026 ATM”) offering program. During the three and nine months ended September 30, 2026, we issued and sold 388,949 and 2,308,770 shares of common stock, respectively, under the February 2026 ATM for net proceeds of $10.7 million and $57.6 million, respectively, after deducting commissions and offering costs. Included in the shares sold under the February 2026 ATM, 675,233 shares were sold in aggregate at market price to Robert W. Duggan, the Company’s majority stockholder and Co-Chairman of the Company, and Mr. Paul LaViolette, the Chief Executive Officer and Co-Chairman of the Company. On September 14, 2026, we terminated the February 2026 ATM.

In August and September 2026, we entered into two sales agreements with Mizuho Securities USA LLC, as sales agent, to issue and sell shares of our common stock for an aggregate offering price of $75 million and $85 million under at-the-market (the “August 2026 ATM” and the “September 2026 ATM”) offering programs. For the three and nine months ended September 30, 2026, we issued and sold 1,495,887 shares of common stock under the August 2026 ATM for net proceeds of $74.1 million after deducting commissions and offering costs. For the three and nine months ended September 30, 2026, we issued and sold 212,344 shares of common stock under the September 2026 ATM for net proceeds of $10.9 million after deducting commissions and offering costs. Cumulatively under the combined ATM programs, we issued and sold 2,097,180 and 4,017,001 shares of common stock during the three and nine months ended September 30, 2026, respectively, for net proceeds of $95.8 million and $142.7 million, respectively, after deducting commissions and offering costs.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K filed with the SEC on February 19, 2026, as amended on April 30, 2026. In the first quarter of 2026, we modified the stock-based compensation policy as a result of granting restricted stock units, which was a new type of stock award issued by the Company. We continue to believe that the assumptions and estimates associated with our most critical accounting policies are those relating to revenue recognition, stock-based compensation, and accrued research and development expenses. Our significant accounting policies are more fully described in Note 2 to our condensed financial statements appearing elsewhere in this Quarterly Report on 10-Q. Additionally, the modified stock-based compensation policy is described as follows:

Stock-Based Compensation

Our stock-based compensation programs include stock options, restricted stock units (RSUs), and an employee stock purchase program. We periodically issue stock options and RSUs to officers, directors, employees, and consultants for their services to the Company. Such issuances vest and expire according to terms established at the issuance date. In general, stock options granted are recognized in the financial statements based on their grant date fair values, which are estimated using the Black-Scholes option-pricing model or Monte Carlo simulation model. The grant date fair value of RSUs is estimated based on the closing stock price of our common stock on the date of grant. We account for forfeitures as they occur. We have granted stock options with service-based, performance-based, market-based, and both market-based and performance-based vesting conditions and granted RSUs with service-based and performance-based vesting conditions.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

Our condensed consolidated statements of operations as discussed herein are presented below:

	Three Months Ended September 30,
(in thousands)	2026	2025	$ Change
Revenue:
Product revenue	$395	$86	$309

Cost and expenses:
Cost of product revenue	191	279	(88)
Research and development	16,848	11,393	5,455
Selling, general and administrative	7,648	8,781	(1,133)
Total cost and expenses	24,687	20,453	4,234
Loss from operations	(24,292)	(20,367)	(3,925)

Other income (expense):
Interest income	1,205	1,001	204
Other income (expense)	36	(19)	55
Total other income	1,241	982	259
Net loss	$(23,051)	$(19,385)	$(3,666)

Revenue

Product revenue was $0.4 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively. Substantially all revenue was generated from limited market release sales of the Vybrance Percutaneous Electrode System, with the first sale occurring in the third quarter of 2025.

Cost of Product Revenue

Cost of product revenue was $0.2 million and $0.3 million for the three months ended September 30, 2026 and 2025, respectively. The decrease was primarily driven by the shift in manufacturing focus and time from Vybrance Percutaneous Electrode System to prioritize the development of our nsPFA electrophysiology catheters and other cardiac devices in connection with the 2026 Realignment.

Research and Development

Research and development expenses consist of compensation and other employee-related expenses for research and development personnel, clinical trials and consulting costs related to the design, development and enhancement of our potential future products, prototype material and devices.

Research and development expenses increased by $5.5 million to $16.8 million for the three months ended September 30, 2026, compared to $11.4 million for the three months ended September 30, 2025. The increase was primarily driven by higher expenses of $3.4 million in clinical research and professional services, $1.6 million in compensation and other employee-related expenses, $0.4 million in supplies and research and development infrastructure, and $0.1 million in stock-based compensation.

Selling, General and Administrative

Selling, general and administrative expenses consist of compensation and other employee-related expenses for sales, marketing, executives, finance, legal, human resources, information technology, and administrative personnel, professional fees, patent fees and costs, insurance costs and other general corporate expenses.

Selling, general and administrative expenses decreased by $1.1 million to $7.6 million for the three months ended September 30, 2026, compared to $8.8 million for the three months ended September 30, 2025. The decrease was primarily driven by lower expenses of $0.5 million in compensation and other employee-related expenses, $0.3 million in stock-based compensation, $0.3 million in marketing, professional services, and corporate infrastructure.

Interest Income

Interest income increased by $0.2 million to $1.2 million for the three months ended September 30, 2026, compared to $1.0 million for the three months ended September 30, 2025, driven by higher cash equivalents and marketable securities.

Comparison of the Nine Months Ended September 30, 2026 and 2025

Our condensed consolidated statements of operations as discussed herein are presented below:

	Nine Months Ended September 30,
(in thousands)	2026	2025	$ Change
Revenue:
Product revenue	$1,230	$86	$1,144

Cost and expenses:
Cost of product revenue	834	279	555
Research and development	46,414	33,794	12,620
Selling, general and administrative	22,696	24,699	(2,003)
Total cost and expenses	69,944	58,772	11,172
Loss from operations	(68,714)	(58,686)	(10,028)

Other income (expense):
Interest income	2,398	3,385	(987)
Other income (expense)	27	(47)	74
Total other income	2,425	3,338	(913)
Net loss	$(66,289)	$(55,348)	$(10,941)

Revenue

Product revenue was $1.2 million and $0.1 million for the nine months ended September 30, 2026 and 2025, respectively. The total revenue generated was in connection with the limited market release sales of the Vybrance Percutaneous Electrode System, with the first sale occurring in the third quarter of 2025.

Cost of Product Revenue

Cost of product revenue was $0.8 million and $0.3 million for the nine months ended September 30, 2026 and 2025, respectively. The increase was primarily due to one quarter of sales in the nine months ended September 30, 2025 under the limited market release of the Vybrance Percutaneous Electrode System, with the first sale occurring in the third quarter of 2025, compared to three quarters of sales in the nine months ended September 30, 2026.

Research and Development

Research and development expenses consist of compensation and other employee-related expenses for research and development personnel, clinical trials and consulting costs related to the design, development and enhancement of our potential future products, prototype material and devices.

Research and development expenses increased by $12.6 million to $46.4 million for the nine months ended September 30, 2026, compared to $33.8 million for the nine months ended September 30, 2025. The increase was primarily driven by higher expenses of $7.4 million in clinical research and professional services, $5.1 million in compensation and other employee-related expenses, and $0.9 million in supplies and research and development infrastructure, partially offset by a decrease of $0.8 million in stock-based compensation due to forfeitures of unvested option awards.

Selling, General and Administrative

Selling, general and administrative expenses consist of compensation and other employee-related expenses for sales, marketing, executives, finance, legal, human resources, information technology, and administrative personnel, professional fees, patent fees and costs, insurance costs and other general corporate expenses.

Selling, general and administrative expenses decreased by $2.0 million to $22.7 million for the nine months ended September 30, 2026, compared to $24.7 million for the nine months ended September 30, 2025. The decrease was primarily driven by $3.6 million in stock-based compensation resulting from forfeitures related to the 2026 Realignment and an executive departure and $0.1 million in marketing, professional services, and corporate infrastructure, partially offset by increases of $1.1 million in compensation and other employee-related expenses and $0.6 million related to a legal settlement recognized in early 2025.

Interest Income

Interest income decreased by $1.0 million to $2.4 million for the nine months ended September 30, 2026, compared to $3.4 million for the nine months ended September 30, 2025, primarily due to lower interest rates and cash equivalents.

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

As of September 30, 2026, we had cash, cash equivalents and marketable securities of $189.2 million. We believe that our existing financial resources are sufficient to fund our projected operating requirements for at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q. However, we plan to raise additional capital in the near future. These expectations are based on our current operating and financing plans which are subject to change. The source, timing and availability of any future financing will depend largely upon market conditions and perceived progress in the Company’s commercialization efforts, on-going product development initiatives, as well as future clinical and regulatory developments concerning the nPulse System and our other NPS-based technologies. There can be no assurance, however, that any additional financing or any revenue-generating collaboration will be available when needed or that we will be able to obtain financing or enter into a collaboration on terms acceptable to us. Lack of necessary funds may require us to, among other things, delay, scale back or eliminate some or all of our commercial activities, reduce headcount, trim research and product development programs, discontinue clinical trials, stop all or some of our manufacturing operations, defer capital expenditures, deregister from being a publicly traded company and delist from Nasdaq, or license our potential products or technologies to third parties, possibly on terms that cannot sustain our current business. In addition, global economic instability caused by armed conflicts, tariffs and interest rates, together with other market factors, could have an adverse impact on potential sources of future financing.

Cumulatively under our combined ATM programs, we issued and sold 2,097,180 shares and 4,017,001 shares of common stock during the three and nine months ended September 30, 2026, respectively, for net proceeds of $95.8 million and $142.7 million, respectively, after deducting commissions and offering costs. Under the February 2026 ATM, we issued and sold 388,949 and 2,308,770 shares of common stock during the three and nine months ended September 30, 2026, respectively, for net proceeds of $10.7 million and $57.6 million, respectively, after deducting commissions and offering costs. Additionally, during both the three and nine months ended September 30, 2026, we issued and sold 1,495,887 shares and 212,344 shares of common stock under the August 2026 ATM and September 2026 ATM, respectively, for net proceeds of $74.1 million and $10.9 million, respectively, after deducting commissions and offering costs. Subsequent to September 30, 2026, we sold an additional 192,752 shares of common stock for net proceeds of $10.3 million under the September 2026 ATM.

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

The warrants issued in the rights offering were redeemable by us if the volume-weighted average price (“VWAP”) of our common stock equaled or exceeded 150% of the exercise price, or $16.50, for twenty consecutive days for one-half of the warrants while the other half of the warrants required the VWAP of our common stock to equal or exceed 200% of the exercise price, or $22.00, for twenty consecutive trading days. In February 2025, we redeemed the first tranche of common stock warrants, pursuant to the 150% redemption feature, totaling 36,442 warrants, which would have entitled the holders to purchase up to 18,221 shares of common stock. None of these warrants are still outstanding. In July 2026, we redeemed the second tranche of common stock warrants, pursuant to the 200% redemption feature, totaling 50,607 warrants, which would have entitled the holders to purchase up to 25,303 shares of common stock.

As of September 30, 2026, there were no remaining warrants outstanding under the 2024 Rights Offering and the cumulative gross proceeds received from the exercise of all warrants was $65.5 million, with $2.0 million received during the nine months ended September 30, 2026.

Furthermore, from time to time, we may raise additional equity or debt capital through private offerings of securities or through registered offerings of securities, such as offerings of debt or equity off of a shelf registration statement, including “at-the-market” offerings of common stock. In April 2024, we filed a shelf registration statement on Form S-3 (the “2024 Shelf”) that was declared effective by the SEC, and later amended through a Form S-3MEF filing to increase the shelf by 20%, for the potential offering, issuance, and sale by us of up to $60 million of our common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, purchase contracts, or units. In July 2024, we entered into a sales agreement under the 2024 Shelf with Canaccord Genuity LLC and Needham & Company, LLC, as sales agent, to issue and sell shares of our common stock for an aggregate offering price of $60 million under an at-the-market offering program (the “2024 ATM”). However, in February 2026, we terminated the 2024 ATM and entered into the February 2026 ATM with TD Securities LLC, as sales agent, for an aggregate offering price of $60 million. After issuing and selling shares of common stock under the February 2026 ATM totaling $57.6 million in net proceeds, the February 2026 ATM was terminated on September 14, 2026.

In February 2026, we filed a shelf registration statement on Form S-3 (the “2026 Shelf”) that was declared effective by the SEC for the potential offering, issuance, and sale by us of up to $200 million of our common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, purchase contracts, or units. In August 2026 and September 2026, in connection with the 2026 Shelf, we entered into sales agreements with Mizuho Securities USA LLC, as sales agent, pursuant to which we may offer and sell shares of our common stock for aggregate offering price of $75 million and $85 million, respectively, under at-the-market offering programs (the “August 2026 ATM” and “September 2026 ATM”). As of the filing date of this Quarterly Report on Form 10-Q, approximately $63.5 million remained available for sale under the September 2026 ATM.

To the extent we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to our stockholders.

Summary of Cash Flows

Our condensed consolidated statements of cash flows as discussed herein are presented below:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash and cash equivalents (used in) provided by:
Operating activities	$(48,577)	$(39,367)
Investing activities	(152,613)	(230)
Financing activities	157,180	16,773
Net decrease in cash and cash equivalents	$(44,010)	$(22,824)

Operating Activities

For the nine months ended September 30, 2026, net cash used in operating activities was $48.6 million, which consisted of a net loss of $66.3 million, partially offset by a net change of $14.0 million in non-cash changes and a net change of $3.7 million in operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $12.2 million, lease expense of $1.0 million, depreciation and amortization of $0.8 million, write-off of deferred issuance costs of $0.3 million related to the terminated at-the-market offering program in February 2026, and accretion of discounts on marketable securities of $0.2 million. The net change in our operating assets and liabilities was primarily due to a net increase in liabilities of $4.0 million.

For the nine months ended September 30, 2025, net cash used in operating activities was $39.4 million, which consisted of a net loss of $55.3 million and a net change of $2.2 million in net operating assets and liabilities, partially offset by $18.1 million in non-cash changes. The net change in our operating assets and liabilities was primarily due to a net decrease in liabilities of $1.5 million and prepaid expenses and other current assets of $0.5 million. Non-cash charges consisted of stock-based compensation of $16.5 million, lease expense of $0.8 million, and depreciation and amortization of $0.8 million.

Investing Activities

For the nine months ended September 30, 2026, cash used in investing activities consisted of $152.3 million for purchase of marketable securities and $0.3 million for purchases of property and equipment.

For the nine months ended September 30, 2025, cash used in investing activities was $0.2 million, which was primarily for the purchase of property and equipment.

Financing Activities

For the nine months ended September 30, 2026, cash provided by financing activities was $157.2 million, which consisted of $142.7 million of proceeds from sales under the at-the-market offering programs, net of issuance costs, $11.7 million of proceeds from the exercise of stock options, $2.0 million of proceeds from the exercise of common stock warrants, and $0.8 million of proceeds from the issuance of common stock under our employee stock purchase plan.

For the nine months ended September 30, 2025, cash provided by financing activities was $16.8 million, which consists of $14.1 million of proceeds from the exercise of common stock warrants, $2.1 million of proceeds from the exercise of stock options and $0.6 million of proceeds from issuance of common stock under employee stock purchase plan.

Contractual Obligations

There have been no material changes outside the ordinary course of our business to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Off-Balance-Sheet Arrangements

As of September 30, 2026, we did not have any transactions, obligations or relationships that constitute off-balance sheet arrangements.

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

Interest Rate Risk

Our exposure to interest rate risk is confined to our cash equivalents and marketable securities. As of September 30, 2026, we had cash, cash equivalents and marketable securities of $189.2 million, consisting of cash, money market funds, U.S. treasury securities and certificates of deposit. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. However, we believe that our exposure to interest rate risk is not significant as the majority of our investments are short-term in duration and due to the low risk profile of our investments, a 10% change in interest rates would not have a material effect on the total market value of our investment portfolio. We generally have the ability to hold our fixed-income investments until maturity, and therefore we would not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates. The primary objectives of our investment activities are to preserve principal and maintain liquidity to fund our operations. We do not hold or issue financial instruments for trading or speculative purposes.

Credit Risk

We are also exposed to credit risk with respect to our cash equivalents and marketable securities. We invest in high credit quality instruments and, by policy, limit the amount invested with any one financial institution or issuer. Our certificates of deposit and other deposits held with banks may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation, and we could incur losses on such amounts in the event of a failure of the issuing institution.

Foreign Exchange Risk

The majority of our expense and capital purchasing activities are transacted in U.S. dollars. While we currently have limited international operations, we may incur foreign exchange gains or losses in the future as we further commercialize and expand internationally.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive and principal financial officers, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective (a) to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (b) to include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act, as amended, that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

●	We are exposed to risks related to cybersecurity and data privacy threats and incidents, any of which could have a material adverse effect on our business.

Risks Related to Corporate Governance and Employee Relations

●

Our future success depends on our ability to retain our executive officers and other key executives and to attract, retain and motivate qualified personnel. Unanticipated attrition could delay our product development efforts.

●

Our Co-Chairman, Robert Duggan, owns approximately 67% of the voting power of the outstanding shares of our common stock and, as a result, investors may have limited ability to affect either the corporate governance of the Company or the taking of certain major decisions.

Risks Related to Owning Our Common Stock

●

Substantial future sales of our shares of common stock in the public market, or the perception that these sales could occur, could cause the price of the shares to decline significantly, even if our business is doing well.

●	The prices of our shares of common stock may be volatile and fluctuate substantially, which could result in substantial losses for our stockholders.

●	Approximately 67% of our outstanding shares are owned by our Co-Chairman and his affiliates, which reduces liquidity of our stock. Historically, our trading volume on Nasdaq has been low.

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

We are a novel ablation company with limited revenue producing operations at present. To date, our operations on a consolidated basis have consisted almost entirely of the continued development and clinical studies of our technologies and implementation of the early parts of our business plan. We have incurred significant operating losses in each year since our inception and we may continue to incur additional losses for the next several years. In addition, a high percentage of our expenses will continue to be fixed; accordingly, our losses may be greater than expected and our operating results may suffer. We have limited historical financial data upon which we may base our projected revenue and base our planned operating expenses. Our limited operating history makes it difficult to evaluate our technology, operations, and business prospects.

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

We will need to raise additional capital in order to continue to execute our business plan. If we are unable to raise sufficient additional funds, we may need to scale back our future operations. Also, the ongoing armed conflicts in the Middle East, Ukraine, and elsewhere, as well as significant ongoing tariffs on international trade, which have negatively impacted the global macroeconomic environment and capital markets, may make it more difficult for us to raise additional funds.

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

If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, we may be required to, among other things, delay, scale back or eliminate some or all of our activities, reduce headcount, trim research and product development programs, discontinue clinical trials, stop all or some of our manufacturing operations, defer capital expenditures, or license our potential products or technologies to third parties, possibly on terms that cannot sustain our current business, or curtail, suspend or discontinue our operations entirely. If any of these things were to occur, our ability to grow and support our business and to respond to market challenges could be significantly limited or we may be unable to continue operations, in which case you could lose your entire investment.

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

We may also face increased competition in the future as new companies enter our markets and as scientific developments surrounding electro-signaling therapeutics continue to accelerate. For example, until recently the standard of care in cardiac tissue ablation for the treatment of AF had been the use of thermal ablation modalities, primarily the use of radiofrequency ablation. But in the span of just a few years, Boston Scientific’s FARAPULSE cardiac catheter system, Medtronic’s Affera system, and other PFA systems using micro-PFA technology have dramatically changed the competitive landscape for the endocardial treatment of AF. These micro-PFA devices already account for over half of all EP procedures in the United States, and the speed of technological development in electrophysiology has been remarkable. While we will seek to expand our technological capabilities to remain competitive, and even though our clinical data suggests that nsPFA should have competitive advantages over micro-PFA technologies, such as deeper and more efficient ablations, research and development by others may render our technology or product candidates obsolete or noncompetitive or result in treatments or cures superior to any therapy developed by us.

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

If we lose key personnel, our ability to identify, develop and commercialize new or next generation product candidates will be impaired, could result in loss of markets or market share and could make us less competitive.

We are highly dependent upon the principal members of our management team, including our Chief Executive Officer, Paul LaViolette, our Chief Financial Officer, Jon Skinner, our Chief Operating Officer, Liane Teplitsky, and our Chief Technology Officer, Darrin Uecker, and members of our scientific, engineering, clinical, and regulatory teams. These persons have significant experience and knowledge with sub-microsecond pulsed electric fields and more broadly in life sciences and medical technologies. The loss of any team member could impair our ability to design, identify, and develop new intellectual property and new scientific or product ideas. The loss of any key employee, the failure of any key employee to perform in their current position, or our inability to attract and retain skilled employees could result in our inability to continue to grow our business or to implement our business strategy. We compete for qualified management and scientific personnel with other life science companies, academic institutions, and research institutions. Our employees could leave our Company with little or no prior notice. They are free to work for a competitor. Unanticipated employee attrition, including the departure of multiple employees within a short period of time, could disrupt our normal business operations, result in the loss of institutional knowledge, and divert management’s attention while we seek to recruit and train replacements. If one or more of our senior executives or other key personnel were unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and other senior management may be required to divert attention from other aspects of the business. In addition, we do not have “key person” life insurance policies covering any member of our management team or other key personnel. The loss of any of these individuals or any inability to attract or retain qualified personnel, including scientists, engineers, and others, could prevent us from pursuing collaborations and materially and adversely affect our product development and commercialization efforts, business growth prospects, results of operations, and financial condition.

There is a limited talent pool of experienced professionals in our industry. If we are not able to retain and recruit personnel with the requisite skills, we may be unable to successfully execute our business strategy.

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

Successfully commercializing medical devices such as ours is a complex and uncertain process. We began marketing and selling the nPulse System in the United States, Canada, and certain limited European markets in late 2021 to dermatologists through a limited direct sales force. In January 2022, we established an operating company in the Netherlands to further enhance our operations in Europe. However, in 2022 and 2023, we eliminated all of our full-time sales and marketing positions and, as of September 30, 2026, we had no international sales force and very few employees in the Unites States with sales and marketing experience. We have only just recently begun to market and sell our Vybrance Percutaneous Electrode System. We therefore have had limited experience marketing and selling the nPulse System and our revenue and cash flows have been limited, volatile and difficult to predict.

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

Lower-cost imitation products developed in China or elsewhere could compete with our products and adversely affect our business.

Medical device manufacturers in China and other jurisdictions have increasingly developed lower-cost products that are similar to, or that imitate, technologies developed by U.S. and European medical device companies, including in the field of pulsed electric field energy. We actively monitor developments in China, including patent filings, regulatory approvals, and product introductions, for products that may compete with, imitate, or infringe our NPS technology platform. However, our monitoring efforts may not identify all such products in a timely manner, and enforcing our intellectual property rights in China and certain other jurisdictions can be difficult, costly, and time-consuming. If imitation products are introduced in markets where we sell or plan to sell our products, we could experience pricing pressure or loss of market share, and any safety or performance issues with such products could harm the perception of nanosecond pulsed field technology generally, any of which could adversely affect our business, financial condition, and results of operations.

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

We depend on our information technology systems for the efficient functioning of our business, including the manufacture, distribution and maintenance of our products, as well as for accounting, data storage, compliance, purchasing, inventory management, and other related functions. We do not have redundant information technology in all aspects of our systems at this time. As a small company with limited resources, our information security program, including our dedicated personnel, policies, tools, and monitoring capabilities, is less extensive than those of larger, more established companies, including large multinational medical device and technology companies, and as a result we may be more vulnerable to cyberattacks and less able to prevent, detect, respond to, and recover from security incidents. Although we have implemented certain security and back-up measures, our information technology systems as well as those of our third-party partners, consultants, contractors, suppliers, and service providers, may be vulnerable to attack, damage and interruption from physical or electronic break-ins, accidental or intentional exposure of our data by employees or others with authorized access to our networks, computer viruses, malware, ransomware, malicious code, phishing attacks and other social engineering schemes, denial or degradation of service attacks, attacks by sophisticated nation-state and nation-state-supported actors, supply chain attacks, natural disasters, terrorism, war, telecommunication and electrical failure, denial of service, and other cyberattacks or disruptive incidents that could result in unauthorized access to, use or disclosure of, corruption of, or loss or destruction of sensitive, and/or proprietary data, including health-related and other personal information. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack. Cyber threats may be generic, or they may be custom-crafted against our information systems. Over the past few years, cyber-attacks have become more prevalent and much harder to detect and defend against, and the risks appear to be worsening quickly as advances in artificial intelligence are quickly obsoleting certain protections previously available to us. Cyber threats are constantly evolving, are becoming more sophisticated and are being made by groups and individuals with a wide range of expertise and motives, and this increases the difficulty of detecting and successfully defending against them.

In the ordinary course of our business, we (and third parties upon whom we rely) may collect, receive, store, use, transfer, make accessible, protect, secure, dispose of, transmit, disclose or otherwise process proprietary, confidential and sensitive information, including personal data, such as health-related data and participant study related data, intellectual property, and trade secrets (collectively, “sensitive data”). We may share or receive sensitive data with or from third parties whose information security measures may not be adequate. Additionally, the prevalent use of remote work and mobile devices that access our sensitive data increases the risk of data breaches. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world, including countries that engage in state-sponsored cyber attacks. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our business operations, whether due to a loss, corruption or unauthorized disclosure of our trade secrets, personal information or other proprietary or sensitive information or other similar disruptions. The costs to us to attempt to protect against such breaches can be significant and could potentially require us to modify our business, including non-clinical and clinical trial activities. While we have implemented certain security measures designed to protect our information technology systems and to identify and remediate potential vulnerabilities, such measures may not be successful. We may not be able to detect vulnerabilities in our information technology systems because such threats and techniques used by threat actors change frequently are sophisticated in nature and may not be detected until after a security incident has occurred.

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

Disruptions in the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel and preserve institutional knowledge, or otherwise prevent new product candidates and services from being developed or commercialized in a timely manner, which could negatively impact our business.

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

Furthermore, given changes to the U.S. government's policies and priorities since January 2025, there is substantial uncertainty as to how, if at all, the current administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. There is also uncertainty as to how other measures being implemented by the current administration across the government will impact our activities and those of the FDA and its operations. For example, workforce reductions, voluntary departures, and other attrition at the FDA, including among experienced reviewers and staff with specialized scientific and technical expertise, could result in a loss of institutional knowledge and continuity at the agency, which could lead to further disruptions and delays in FDA review of our product candidates and FDA guidance regarding our or our collaborators’ clinical development programs. This risk may be heightened for novel technologies such as our NPS technology platform, where the efficiency of regulatory review may depend in part on reviewers’ familiarity with the technology and with our prior submissions and interactions with the agency. Similarly, efforts by the current administration to substantially reduce federal funding of medical research could have substantial indirect impacts on our research activities.

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

A majority percentage of our outstanding stock is held by Robert W. Duggan, Co-Chairman of our Board, who beneficially owns approximately 67% of our common stock outstanding as of September 30, 2026. As a result, Mr. Duggan has control over corporate actions requiring stockholder approval, including the following actions:

●	to elect or defeat the election of our directors;

●	to amend or prevent amendment of our certificate of incorporation or bylaws;

●	to effect or prevent a merger, sale of assets or other corporate transaction; and

●	to control the outcome of any other matter submitted to our stockholders for vote.

Mr. Duggan’s controlling interest in the Company also creates the potential for conflicts of interest which could be viewed unfavorably by minority stockholders, thereby hurting our stock price. For example, in November 2021, we engaged outside legal counsel to represent the Company even though the same legal counsel currently represents Mr. Duggan personally in other matters. In prior years, this legal counsel represented Mr. Duggan in certain related party transactions with the Company and could represent both the Company and Mr. Duggan in future related party transactions. Three of our directors, including Mr. Duggan and Manmeet Soni, our Lead Independent Director and Audit Committee Chairman, are executives at Summit Therapeutics Inc., another company in which Mr. Duggan holds a controlling equity interest. There are no family relationships among any of our directors or executive officers, except that Mr. Duggan and Dr. Zanganeh are married and their beneficial ownership together is 69%.

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

Robert W. Duggan is our Co-Chairman, and he beneficially owns approximately 67% of our common stock outstanding as of September 30, 2026. In addition, Mr. Duggan is not subject to any contractual restrictions on his ability to acquire additional shares of common stock, and any such purchases, including purchases of equity securities in connection with any rights offerings or any alternative equity or equity-linked offering that we may conduct, could result in his acquisition of a larger percentage of our common stock. As a result of Mr. Duggan’s controlling ownership and position as Co-Chairman, others may be less inclined to pursue an acquisition of us and therefore we may not have the opportunity to be acquired in a transaction that stockholders might otherwise deem favorable, including transactions in which our stockholders might realize a substantial premium for their shares. In addition, public speculation regarding Mr. Duggan, as well as our relationship with Mr. Duggan, could cause our stock price to fluctuate.

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

General Risk Factors

Unfavorable global economic or political conditions, including inflationary pressures and changes in interest rates, could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including the negative impact of armed conflicts, health epidemics and climate change on the global economy and markets. A global financial crisis or a banking crisis or a global or regional political disruption could cause extreme volatility in the capital and credit markets. The Company places its cash equivalents and investments with high credit quality financial institutions and, by policy, limits the amounts invested with any one financial institution or issuer and restricts the Company’s investments to U.S. treasuries and money market instruments. However, in general the Company’s deposits held with banks exceed the amount of insurance provided on such deposits. Despite our low-risk investment policies, a severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy, banking crisis or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our products. Inflationary pressures may increase the costs of raw materials, components, contract manufacturing, labor, freight and other services required to develop, manufacture and commercialize our products. We may be unable to fully offset these increased costs through pricing actions, cost reductions or other measures, which could adversely affect our operating results and cash flows. Inflation and related changes in interest rates may also constrain our customer's budgets or access to credit, causing them to delay or reduce purchases of our products or delay payments to us. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

The global financial markets and economy may also be adversely affected by the current or anticipated impact of military conflict, such as the ongoing Russian-Ukrainian war, the war on terrorism, and hostilities in the Middle East, as well as other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the Russian-Ukrainian war, as well as intensifying trade disruptions resulting from the armed conflict between the United States and Iran, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2026, we completed no unregistered sale of our securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

7. Other segment items includes stock-based compensation, depreciation and amortization.

Item 6. Exhibits

Exhibit		Incorporation by Reference
Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.1	Equity Distribution Agreement, dated September 15, 2026, by and between the Registrant and Mizuho Securities USA LLC.	8-K	001-37744	1.1	9/15/2026
10.2	Equity Distribution Agreement, dated August 6, 2026, by and between the Registrant and Mizuho Securities USA LLC.	8-K	001-37744	1.1	8/6/2026
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

PULSE BIOSCIENCES, INC.

Date: November 5, 2026	By:	/s/ Paul A. LaViolette
Paul A. LaViolette
President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Jon Skinner
Jon Skinner
Chief Financial Officer (Principal Financial Officer)

Date: November 5, 2026	By:	/s/ Steven Weber
Steven Weber
VP of Accounting and Global Corporate Controller (Principal Accounting Officer)